Form 10QSB
period 2003-06-30
EMPS RESEARCH CORP
filed 2003-08-14
CIK 1223550

United States
                       Securities and Exchange Commission
                              Washington, DC 20549

                                   FORM 10-QSB

                  Quarterly Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For the Quarter Ended                                     Commission File Number
June 30, 2003                                                            0-50218


                            EMPS RESEARCH CORPORATION
             (Exact name of registrant as specified in its charter)

                                      UTAH
          (State or other jurisdiction of incorporation or organization

                                   87-0669131
                      (I.R.S. Employer Identification No.)


              875 Donnor Way, Unit 705, Salt Lake City, Utah 84108
                    (Address of principal executive offices)

                                 (801) 582-1881
              (Registrant's telephone number, including area code)

         Securities registered pursuant to Section 12 (b) of the Act:

                                      None

         State the number of shares outstanding of each of the registrants classes of common equity, as of the latest practicable date.

Common stock, par value $.001;                    3,300,000 shares outstanding
                                                      as of August 13, 2003

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                                              EMPS RESEARCH CORPORATION
                                            (A Development Stage Company)

                                                   BALANCE SHEETS

                                                       ASSETS

                                                                                        June 30,        December 31,
                                                                                          2003              2002
                                                                                      ------------      ------------
                                                                                       (Unaudited)
CURRENT ASSETS:
     Cash                                                                             $     28,058      $     34,437
     Prepaid expenses                                                                        4,835             3,441
                                                                                      ------------      ------------
               Total Current Assets                                                         32,893            37,878
                                                                                      ------------      ------------

OTHER ASSETS
     Patents and deferred patent costs, net of amortization
       of $488 and $385                                                                      2,148             2,251
                                                                                      ------------      ------------

               Total Other Assets                                                            2,148             2,251
                                                                                      ------------      ------------

TOTAL ASSETS                                                                          $     35,041      $     40,129
                                                                                      ============      ============


                                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                                 $      1,460      $        719
     Franchise tax payable                                                                       -               100
     Deferred revenue                                                                       11,175            11,232
                                                                                      ------------      ------------
               Total Current Liabilities                                                    12,635            12,051
                                                                                      ------------      ------------

STOCKHOLDERS' EQUITY (DEFICIT):
     Common stock; $.001 par value, 50,000,000
          shares authorized, 3,300,000 and 3,300,000 shares
          issued and outstanding respectively                                                3,300             3,300
     Additional paid-in capital                                                             33,845            33,845
     Deficit accumulated during the development stage                                      (14,739)           (9,067)
                                                                                      ------------      ------------
               Total Stockholders' Equity (Deficit)                                         22,406            28,078
                                                                                      ------------      ------------
TOTAL LIABILITIES AND STOCKHOLDERS'  EQUITY                                           $     35,041      $     40,129
                                                                                      ============      ============


                   The accompanying notes are an integral part of these financial statements.

                                                        2

                                                  EMPTS RESEARCH CORPORATION
                                                 (A Development Stage Company)

                                                   STATEMENTS OF OPERATIONS
                                                          (UNAUDITED)


                                                       For the         For the            For the         For the
                                                    Three Months     Three Months       Six Months       Six Months     Cumulative
                                                        Ended           Ended              Ended           Ended        During The
                                                      June 30,         June 30,          June 30,         June 30,      Development
                                                        2003             2002              2003             2002           Stage
                                                      ---------        ---------         ---------       ---------      ---------
REVENUE                                               $       -        $       -         $       -       $       -      $       -
                                                      ---------        ---------         ---------       ---------      ---------
EXPENSES
     General and administrative                           2,356              420             5,569             876         14,209
     Amortization expense                                    51               51               103             103            488
                                                      ---------        ---------         ---------       ---------      ---------
          Total Expenses                                  2,407              471             5,672             979         14,697
                                                      ---------        ---------         ---------       ---------      ---------

NET INCOME (LOSS) FROM OPERATIONS                        (2,407)            (471)           (5,672)           (979)       (14,697)

OTHER INCOME (EXPENSE)
     Grant revenue, net of grant expenses of
      $(2,335), $20,431, $57, $39,893,
      and $140,137                                            -                -                 -               -              -
     Interest income (expense)                                -               40                 -              (2)           (42)
                                                      ---------        ---------         ---------       ---------      ---------
          Total income (expense)                              -               40                 -              (2)           (42)
                                                      ---------        ---------         ---------       ---------      ---------

NET INCOME (LOSS)                                     $  (2,407)       $    (431)        $  (5,672)      $    (981)     $ (14,739)
                                                      =========        =========         =========       =========      =========

EARNINGS (LOSS) PER SHARE                             $   (0.00)       $   (0.00)        $   (0.00)      $   (0.00)     $   (0.00)
                                                      =========        =========         =========       =========      =========

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                                    3,300,000        3,000,000         3,300,000       3,000,000      3,070,000
                                                      =========        =========         =========       =========      =========


                                 The accompanying notes are an integral part of these financial statements.

                                                                      3

                                                  EMPS RESEARCH CORPORATION
                                                (A Development Stage Company)

                                                  STATEMENTS OF CASH FLOWS
                                                         (UNAUDITED)




                                                                                    For the         For the
                                                                                   Six Months      Six Months       Cumulative
                                                                                     Ended           Ended          During The
                                                                                    June 30,        June 30,       Development
                                                                                      2003            2002            Stage
                                                                                   ---------       ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Cash from grant                                                               $       -       $  31,852        $ 151,312
     Cash paid for interest                                                                -              (2)             (42)
     Cash paid for grant expenses                                                     (2,625)        (33,651)        (139,427)
     Cash paid for non grant expense                                                  (3,754)           (877)         (15,785)
     Cash paid for taxes                                                                   -            (100)            (100)
                                                                                   ---------       ---------        ---------
          Total cash used in operating activities                                     (6,379)         (2,778)          (4,042)
                                                                                   ---------       ---------        ---------
CASH FLOW FROM INVESTING ACTIVITIES:                                                       -               -                -
                                                                                   ---------       ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Sale of common stock for cash                                                         -               -           32,100
                                                                                   ---------       ---------        ---------
          Total cash provided by financing activities                                      -               -           32,100
                                                                                   ---------       ---------        ---------
NET INCREASE (DECREASE) IN CASH                                                       (6,379)         (2,778)          28,058

CASH - BEGINNING OF PERIOD                                                            34,437           6,406                -
                                                                                   ---------       ---------        ---------
CASH - END OF PERIOD                                                               $  28,058       $   3,628        $  28,058
                                                                                   =========       =========        =========

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH
  PROVIDED (USED) BY OPERATING ACTIVITIES

NET INCOME (LOSS)                                                                  $  (5,672)      $    (981)       $ (14,739)
                                                                                   ---------       ---------        ---------
Adjustment to reconcile net income (loss) to net
     cash provided (used) by operating activities
          Amortization of patent costs                                                   103             102              488
          Organization costs paid by issued common stock                                   -               -              264
          Patent write-off                                                                 -               -            2,145
          Change in assets and liabilities
            (Increase) in due to Government Grant                                          -          (8,041)               -
            (Increase) decrease in prepaid expenses                                   (1,394)              -           (4,835)
            Increase (decrease) in accounts payable                                      741           9,353            1,460
            Increase in due to parent                                                      -             120                -
            Increase (decrease) in franchise tax payable                                (100)           (100)               -
            Increase (decrease) in deferred revenue                                      (57)         (3,231)          11,175
                                                                                   ---------       ---------        ---------
                    Total Adjustments                                                   (707)         (1,797)          10,697
                                                                                   ---------       ---------        ---------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                   $  (6,379)      $  (2,778)       $  (4,042)
                                                                                   =========       =========        =========

NONCASH TRANSACTIONS
     Common stock issued to pay for organization costs                             $       -       $       -        $     264
                                                                                   =========       =========        =========
     Forgiveness of payable to Parent for patent costs                             $       -       $       -        $   2,145
                                                                                   =========       =========        =========
     Commons stock issued for assignment of patents
       from Parent                                                                 $       -       $       -        $   2,636
                                                                                   =========       =========        =========


                   The accompanying notes are an integral part of these financial statements.

                                                          4

                           EMPS RESEARCH CORPORATION
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

         The Company, without audit, has prepared the accompanying financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operation and cash flows at June 30, 2003 and 2002 and for all periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2002 audited financial statements. The results of operations for the periods ended June 30, 2003 and 2002 are not necessarily indicative of the operating results for the full year.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization - EMPS Research Corporation (The Company) was organized under the laws of the State of Utah on January 31, 2001 and has elected a fiscal year end of December 31st. EMPS Corporation (Parent) formed the Company by giving cash and other consideration in exchange for all of the issued and outstanding shares of EMPS Research Corporation (See note 3). The Company was formed for the purpose of furthering development and marketing of patented technology for commercially separating nonmagnetic particulate material from other materials without heat or water. The Company has not commenced planned principle operations and is considered a development stage company as defined in SFAS No. 7. The Company has three patents having to do with the business purpose outlined above.

         Financial statements - The accompanying financial statements include only the accounts of EMPS Research Corporation and are not presented on a consolidated basis with EMPS Corporation which is its Parent Company. At December 31, 2002 EMPS Corporation owned 91% of the common stock of EMPS Research Corporation respectively. EMPS Research Corporation was spun-off from EMPS Corporation effective May 23, 2003. Certificates for the spin-off were issued July 31, 2003. The 3,000,000 shares of the Company owned by EMPS Corporation were distributed to shareholders of EMPS Corporation and at that date the Company is no longer a subsidiary of EMPS Corporation.

         Net Earnings Per Share - The computation of net income (loss) per share of common stock is based on the weighted average number of shares outstanding during the periods presented.

         Assignment of Patent Rights - The Company is amortizing its cost associated with the acquisition of its patents over a remaining life of
         12.8 years using the straight-line method. This life is the legally remaining protected lives of the patents.

         Income Taxes - Due to losses at June 30, 2003, and December 31, 2002 and 2001, no provisions for income taxes has been made. There are deferred income taxes resulting from income and expense items being reported for financial accounting and tax reporting purposes in different periods. The difference arises from the accelerating of the write-off of organization costs for financial statement purposes as compared to amortizing over 60 months for tax purposes.

                            EMPS RESEARCH CORPORATION
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

         Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company did not have non-cash investing activities during the presented periods for 2003 and 2002.

         Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Grant revenue recognition - The DOE grant is funded on a cost reimbursement basis and payments received from the grant are treated as earned and recognized as revenue at the time expenditures reimbursable under the grant are made by the Company. The grant has provisions for advance payments. A grant receivable is recorded if expenditures exceed amounts received under the grant and deferred revenue is recorded if payments exceed costs expended under the grant.

NOTE 3 - EQUITY TRANSACTIONS

         On January 31, 2001, the Parent formed the Company as a wholly owned Subsidiary by giving cash and other consideration in exchange for 1,000,000 shares of the Company's common stock. The Company was incorporated on January 31, 2001 in the State of Utah. At that time the Parent owned all of the issued and outstanding common shares of the Company (1,000,000 shares). The consideration given by the Parent to the Company for its shares was $2,100 of cash, payment of organization costs of $264 on behalf of the Company and the assignment of three Patents owned by the Parent to the Company at their book value (historical costs) at time of assignment in the amount of $2,636. Thus, the Parent paid a total price of $5,000 for the 1,000,000 shares of common stock of the Company.

         On November 29, 2002, the stockholder (Parent) approved a 3 for 1 forward stock split of the issued and outstanding common shares of the Company. At the time of the stock split the number of shares authorized and the par value of the common shares remained unchanged. As a result of the split, 2,000,000 additional shares were issued, and additional paid in capital was reduced by $2,000. All references in the accompanying financial statements to the number of common shares and per-share amounts have been restated to reflect the stock split.

         On December 31, 2002, the Company sold 300,000 shares of its common stock for cash at $.10 per share for a total amount of $30,000. The shares were sold to Techgrand Company Ltd., a Hong Kong company, which owns shares of the common stock of the Company's Parent. At the completion of the transaction the Company was no longer a wholly owned subsidiary of EMPS Corporation.

         EMPS Research Corporation was spun-off from EMPS Corporation effective May 23, 2003. Certificates for the spin-off were issued July 31, 2003. The 3,000,000 shares of the Company owned by EMPS Corporation were distributed to shareholders of EMPS Corporation and at that date the Company is no longer a subsidiary of EMPS Corporation.

                            EMPS RESEARCH CORPORATION
                          (Development Stage Companies)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 4 - RELATED PARTY TRANSACTIONS

         The Company has no employees. As of June 30, 2003 and December 31, 2002 no compensation was paid or accrued to any officers or directors of the Corporation due to the fact that it is of only nominal value. Starting in the first quarter of 2001 and through the second quarter of 2001, compensation was paid to the project manager of the government grant issued to the Company (see note 3) in the amount of $20,000. The project manager was a related party to the Company at the time of the payment.

         The Company is receiving free office space through a related Party. The value of the free rent to date has been of nominal value.

         The Company decided to abandon its continuation-in-part (CIP) patent application during the quarter ended September 30, 2002. At December 31, 2001, the costs associated with this application were recorded as deferred patent costs. After abandonment, the costs for the CIP patent application were deemed by the Company to have no future value and the costs were expensed. The total amount paid for the CIP patent application was $2,145 and was paid in behalf of the Company by its Parent. The Parent by corporate resolution dated September 30, 2002 has forgiven the debt. By corporate resolution dated September 30, 2002, the Company decided to treat the forgiveness of repayment for the $2,145 advanced as a capital contribution.


NOTE 5 - INCOME TAXES

         Income tax expense consists of the following components:

                                                            2002         2001
                                                         ---------    --------
         Current                                         $       -    $      -
         Estimated deferred tax liability (benefits)        (1,355)       (368)
         Less valuation allowance                            1,355         368
                                                         ---------    --------
         Net                                             $       -    $      -
                                                         =========    ========

         At December 31, 2002 and 2001, the Company had net federal operating losses (NOL) of $6,628 and $2,273, which can be carried forward to offset operating income. The Company's NOL will expire between the years 2022 and 2021. Valuation allowances totaling $1,355 and $368 have been established for deferred tax assets associated with the above NOL for 2002 and 2001 and for the amortizing of organization costs for tax purposes for the same periods. The change in the NOL allowances for 2002 and 2001 was $987 and $368.


NOTE 6 - DEPARTMENT OF ENERGY AWARD

         The Department of Energy (DOE), through its Office of Industrial Technologies (OIT) 2000 Inventions and Innovation (I&I) Program awarded a grant to the Company during 2001. The Company's application was titled "Development of a High-Frequency Eddy-Current Separator". The grant was approved in the amount of $199,000.

                            EMPS RESEARCH CORPORATION
                          (Development Stage Companies)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 6 - DEPARTMENT OF ENERGY AWARD - CONTINUED

         The grant is a DOE small business grant and thus the Company has no financial obligation to DOE under the award. The Company is not required to compensate DOE upon successful (or unsuccessful) commercialization of a prototype (such as for royalties or commissions). As a small business concern the Company prior to entering into the award had the option to identify technical data that was proprietary and to elect to retain title to this proprietary data. In so doing this election, the unlimited right to such technical data by DOE was voided per DOE regulations. Per DOE regulations if the Company has a "subject invention" related to work done under the award it can obtain unlimited rights to the technical data for the "subject invention" and has license to use the invention only for government use not commercial use. Even so, if proper application and reporting is done for the "subject invention" the Company can retain title to the "subject invention" and the above rights to DOE to use the invention or technical data is voided. It is management's intention to perform the proper reporting and application process to retain title to any "subject invention" that may arise, if any, during the course of the award.

         The project period is from February 1, 2001 to January 31, 2003 and has subsequently been extended to December 31, 2003. Specific amounts have been subcontracted to two entities to assist in the research to be conducted under the grant. During the year ended December 31, 2002 the Company had incurred grant expenses in the amount of $77,923. Total grant expenses from inception through June 30, 2003 is $140,137.

NOTE 7 - PATENTS

         The cost of the patents being amortized is $2,636. The amortization expense for the periods ending June 30, 2003 and December 31, 2002 was $103 and $205 respectively. The amortization expense for the next five years is anticipated to be the same for each year and that amount is $205 per year.

Item 2.  Plan of Operations

         Forward Looking Information and Cautionary Statement

         Certain statements in this quarterly report may be deemed to be forward-looking statements. Forward-looking statements regarding economic conditions, effects of corporate initiatives, future profitability, projections, future revenue opportunities, and their impact on the company are forward-looking statements and not historical facts. These statements are estimates or projections involving numerous risks or uncertainties, including but not limited to, consumer demand, acceptance of services offered by the company, successful research and development activities, the company's ability to maintain current expense levels, actions by competitors, impairment of federal funding, legislative action, student default rates, changes in federal or state authorization or accreditation changes, changes in market needs and technology, political or regulatory matters, litigation, general economic conditions, changes in management strategy and the company's ability to leverage its curriculum and management infrastructure to build its student base.

         Actual results or events could differ materially from those discussed in the forward- looking statements. See our report on Forms 10-SB as filed with the Securities and Exchange Commission for further information. We disclaim any obligation to publicly update, revise or correct any forward-looking statements, whether as a result of new information, future events or otherwise.

         The information contained in this analysis should be read in conjunction with the financial statements contained herein and related disclosures.

         Overview

         EMPS Research Corporation (the "Company") was incorporated under the laws of the state of Utah on January 30, 2001, for the purpose of researching and developing commercial applications for patented technology for a high frequency eddy current separator, which may be used to separate nonmagnetic particulate materials from other materials without chemicals, heat or water. The Company acquired this patented technology from EMPS Corporation, a Nevada corporation and formerly the parent of the Company. EMPS Corporation acquired the technology from Particle Separation Technologies, L.C., a Utah limited liability company. The Company is in the development stage.

         In February, 2001, the Company acquired Patent No. 5,439,117 issued August 8, 1995, continuation in part Patent No. 5,772,043 issued June 30, 1998 and continuation in part Patent No. 6,095,337 issued on August 1, 2000. The three patents are titled "System and Method for Separating Electronically Conductive Particles." The Company received all right, title and interest in and to the said inventions and patents in exchange for 1,000,000 restricted common shares of EMPS Research Corporation valued at the patents' book value of $2,636 and EMPS Corporation provided the Company with $2,100 cash and paid organizational costs of $264.

         On December 23, 2002, the Company filed an amendment to its Articles of Incorporation effecting a one for three forward stock split resulting in an increase of the issued and outstanding common stock from 1,000,000 shares to 3,000,000 shares.

         On May 22, 2003, the board of directors of EMPS Corporation, the former parent of the Company, recommended undertaking a spin-off distribution to its shareholders of the 3,000,000 common shares of the Company it held. The spin-off distribution was to be made in conformity with and in reliance upon the Securities and Exchange Commission (the "Commission") Staff Legal Bulletin 4, issued by the Commission on September 16, 1997. Both the management of the Company and EMPS Corporation were in agreement that the spin-off transaction would benefit both corporations. Since completing its acquisition of Caspian Service Group, Ltd in July 2002, the major focus of EMPS Corporation has been the development of the business operations of Caspian Services Group Ltd. Caspian Services Group Limited, is engaged in the oil and gas services industry in the oil rich Kazakhstan sector of the Caspian Sea. EMPS Corporation and the Company's management agreed that the business focuses of the corporations had become distinct and each would have greater success in their particular industry if the Company were no longer a subsidiary of EMPS Corporation.

         Management of EMPS Corporation and the Company each believed that a spin-off would allow the Company to pursue needed financial investment and attract management assistance suited for a technology development company if the spin-off were effected. Each corporation would be able to concentrate attention and financial resources on its respective business activities, without regard to the objectives and policies of the other business. As independent businesses each would be able to offer employee incentives tied directly to the results of the respective business activities. In addition, the spin-off would allow investors to better evaluate each business, negotiate financing terms focused on the distinct activities of each business and thereby improve the likelihood that each corporation would achieve its objectives.

         On May 23, 2003, the majority shareholders of EMPS Corporation approved the spin-off distribution. The spin-off distribution was completed on August 6, 2003. EMPS Corporation distributed the 3,000,000 shares of Company common stock it held to the EMPS Corporation shareholders pro-rata on a one share for ten basis. The EMPS Corporation shareholders paid no consideration for the Company common shares they received.

         The Company's business activity is focused on continuing research and development efforts to develop and test prototype equipment derived from the patents. The Company has primarily funded its research and development activities from a research grant awarded to the Company from the Department of Energy's Office of Industrial Technologies 2000 Inventions and Innovation program. The research grant was received by the Company in January of 2001 in the amount of one hundred ninety-nine thousand dollars ($199,000). As of June 30, 2003, the Company had spent approximately $140,137 of the grant.

         Plan of Operations

         On or about January 16, 2001, the Company received a research grant in the amount of $199,000 from the Department of Energy ("DOE"), through its Office of Industrial Technologies 2000 Inventions and Innovation ("I&I") program for use in developing an HFECS prototype. The Company recently received approval to extend the grant period through December 31, 2003.

         Altaire Systems is assisting the Company in designing, fabricating and assembling the prototype HFECS. Altaire Systems will also be responsible for field testing and training. Altaire Systems began work on the prototype in February 2001 and has finished much of the design, fabrication and assembly of the initial prototype. Based on the work remaining to be completed, the Company expects Altaire Systems to finish the initial prototype for testing during the fourth quarter of 2003. The funds to pay Altaire Systems have and will come from the I&I grant money.

         The Company has retained the University of Utah to test and analyze equipment design and implementation, test working scale models and perform the needed data analysis and computer modeling once the prototype is fully functional. The University of Utah will also assess and develop a plan for commercializing the technology. For these services, the University of Utah will receive an estimated total of $104,968. The funds to pay for these services have and will come from the I&I research grant received by the Company.

         As of June 30, 2003, the Company had spent approximately $140,137 of the I&I grant money. Of the approximately $58,863 of I&I grant money remaining, the Company expects to expend $57,319 to the University of Utah, $102 to Altaire and $1,442 on grant related travel.

         By the end of the fourth quarter of 2003, the Company anticipates that the prototype will be a fully operational piece of machinery. The Company does not plan to market or manufacture the equipment. Rather, it plans to research, develop and test the prototype. If and when testing proves to be successful, the Company will seek to license the technology for marketing and manufacture. The Company expects that the prototype will work in smaller commercial settings.

         It is the Company's intent to pursue outside sources through licensing agreements to market and exploit the commercial applications of this technology. To date, however, the Company has made limited contacts with outside sources and no firm commitments or license arrangements are in place.

         The Company believes it can satisfy its current cash requirements for the next twelve months from the remaining proceeds of the I&I grant and from funds raised through a private off-shore sale of stock to a non-U.S. person in December 2002. Thereafter, the Company will need to seek additional funding to finance operations. To raise additional capital, the Company may have to sell additional equity securities in accordance with federal and state securities laws.

The Company may also seek additional funds through debt financing.

         In addition, the Company has been invited by the DOE to make application for the DOE NICE(3) grant in conjunction with the Utah Engineering Experiment Station at the University of Utah and the University's industry partners in Utah. The NICE(3) grant is a cost sharing program for projects that develop and demonstrate advances in energy efficient and clean production technologies. To date the Company has not actively pursued this grant. It does, however, plan to seek an industry partner through the University of Utah and make application for said grant if and when an industry partner is secured.

Item 3.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the Company's disclosure controls and procedures as of a date (the "Evaluation Date") within 90 days before the filing of this quarterly report. Based on their evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms.

(b) Changes in Internal Controls and Procedures. Subsequent to the Evaluation Date, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.


                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (A) Reports on Form 8-K

                 None.

         (B) Exhibits. The following exhibits are included as part of this report:

                 Exhibit 31.1   Certification of Principal Executive Officer

                 Exhibit 31.2   Certification of Principal Financial Officer

                 Exhibit 32 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this to be signed on its behalf by the undersigned thereunto duly authorized.

                                               EMPS Research Corporation



August 13, 2003                                By:  /s/ Louis Naegle
                                                   -----------------------------
                                                   Louis Naegle, Principal
                                                   Executive Officer



August 13, 2003                                By: /s/ Timothy L. Adair
                                                   -----------------------------
                                                   Timothy L. Adair,
                                                   Principal Financial Officer