Form 10QSB
period 2003-09-30
EMPS RESEARCH CORP
filed 2003-11-14
CIK 1223550

United States
                       Securities and Exchange Commission
                              Washington, DC 20549

                                   FORM 10-QSB

                  Quarterly Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For the Quarter Ended                                     Commission File Number
September 30, 2003                                                       0-50218


                            EMPS RESEARCH CORPORATION
                            -------------------------
             (Exact name of registrant as specified in its charter)

                                      UTAH
          (State or other jurisdiction of incorporation or organization

                                   87-0669131
                                   ----------
                      (I.R.S. Employer Identification No.)


              875 Donnor Way, Unit 705, Salt Lake City, Utah 84108
              ----------------------------------------------------
                    (Address of principal executive offices)

                                 (801) 582-1881
               ---------------------------------------------------
              (Registrant's telephone number, including area code)

         Securities registered pursuant to Section 12 (b) of the Act:

                                      None

         State the number of shares outstanding of each of the registrants classes of common equity, as of the latest practicable date.

         Common stock, par value $0.001; 3,300,000 shares outstanding as of November 10, 2003

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                            EMPS RESEARCH CORPORATION
                          (A Development Stage Company)
                                   FORM 10-QSB
                                TABLE OF CONTENTS


PART I -- FINANCIAL INFORMATION

     Item 1.  Financial Statements

               Condensed Balance Sheets (Unaudited) as of
                 September 30, 2003 and December 31, 2002....................3

               Condensed Statements of Operations (Unaudited) for
                 the Three and Nine Months Ended September 30,
                 2003 and 2002 and for the Cumulative Period from
                 January 30, 2001 (Date of Inception) through
                 September 30, 2003..........................................4

               Condensed Statements of Cash Flows (Unaudited) for
                 the Nine Months Ended September 30, 2003 and
                 2002 and for the Cumulative Period from January
                 30, 2001 (Date of Inception) through September
                 30, 2003....................................................5

               Notes to Condensed Financial Statements (Unaudited)...........6

     Item 2.  Managements Discussion and Analysis or Plan of Operation.......9

     Item 3.  Controls and Procedures.......................................12

PART II -- OTHER INFORMATION

     Item 5.  Other Information.............................................12

     Item 6.  Exhibits and Reports on Form 8-K..............................13

     Signatures.............................................................13

EMPS RESEARCH CORPORATION
(A Development Stage Company)
CONDENSED BALANCE SHEETS
(UNAUDITED)
                                                              September 30,            December 31,
                                                                       2003                    2002
----------------------------------------------------------------------------------------------------
ASSETS

Current Assets
Cash                                                           $     25,014            $     34,437
Prepaid assets                                                        2,336                   3,441
----------------------------------------------------------------------------------------------------

Total Current Assets                                                 27,350                  37,878
----------------------------------------------------------------------------------------------------

Other Assets

Patents and deferred patent costs, net of amortization
  of $539 and $385                                                    2,096                   2,251
----------------------------------------------------------------------------------------------------

Total Other Assets                                                    2,096                   2,251
----------------------------------------------------------------------------------------------------

Total Assets                                                   $     29,446            $     40,129
====================================================================================================


LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable                                               $      1,687            $        719
Franchise tax payable                                                     -                     100
Deferred revenue                                                     11,175                  11,232
----------------------------------------------------------------------------------------------------

Total Current Liabilities                                            12,862                  12,051
----------------------------------------------------------------------------------------------------

Shareholders' Equity
Common stock; $0.001 par value, 50,000,000
 shares authorized, 3,300,000 and 3,300,000 shares
 issued and outstanding, respectively                                 3,300                   3,300
Additional paid-in capital                                           33,845                  33,845
Deficit accumulated during the development stage                    (20,561)                 (9,067)
----------------------------------------------------------------------------------------------------

Total Shareholders' Equity                                           16,584                  28,078
----------------------------------------------------------------------------------------------------

Total Liabilities and Shareholders' Equity                     $     29,446            $     40,129
====================================================================================================

          The accompanying notes are an integral part of these financial statements.

                                                3

EMPS RESEARCH CORPORATION
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                                                                                   For the
                                                                                                                Cumulative
                                                                                                               Period From
                                                                                                               January 30,
                                                                                                             2001 (Date of
                                                                                                                Inception)
                                              For the Three Months Ended     For the Nine Months Ended             through
                                                           September 30,                 September 30,       September 30,
                                        -------------------------------- -----------------------------  ------------------
                                                  2003             2002         2003             2002                2003
Revenue                                     $        -       $        -  $         -       $        -          $        -
---------------------------------------------------------------------------------------------------------------------------

Expenses
General and administrative                       5,771            2,408       11,340            3,284              19,980
Amortization expense                                51               51          154              154                 539
---------------------------------------------------------------------------------------------------------------------------

Total Expenses                                   5,822            2,459       11,494            3,438              20,519
---------------------------------------------------------------------------------------------------------------------------

Net Loss From Operations                        (5,822)          (2,459)     (11,494)          (3,438)            (20,519)

Other Income (Expense)
Grant revenue                                        -           32,244           57           72,136             140,137
Grant expense                                        -          (32,244)         (57)         (72,136)           (140,137)
Interest expense                                     -                -            -               (2)                (42)
---------------------------------------------------------------------------------------------------------------------------

Total expense                                        -                -            -               (2)                (42)
---------------------------------------------------------------------------------------------------------------------------

Net Loss                                    $   (5,822)      $   (2,459) $   (11,494)      $   (3,440)         $  (20,561)
===========================================================================================================================

Net Loss Per Share                          $    (0.00)      $    (0.00) $     (0.00)      $    (0.00)
=======================================================================================================

Weighted Average Common
Shares Outstanding                           3,300,000        3,000,000  $ 3,300,000        3,000,000
=======================================================================================================

                   The accompanying notes are an  integral part of these financial statements.

                                                           4

EMPS RESEARCH CORPORATION
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH  FLOWS
(UNAUDITED)

                                                                                                                       For the
                                                                                                                    Cumulative
                                                                                                                   Period From
                                                                                                                   January 30,
                                                                                                                 2001 (Date of
                                                                                                                    Inception)
                                                                                 For the Nine Months Ended             through
                                                                                             September 30,       September 30,
                                                                          --------------------------------  ------------------
                                                                                    2003             2002                2003
------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
Cash from grant                                                               $        -      $    63,028         $   151,312
Cash paid for grant expenses                                                      (2,625)         (65,811)           (140,137)
Cash paid for interest                                                                 -               (2)                (42)
Cash paid for non grant expense                                                   (6,798)          (1,139)            (18,119)
Cash paid for taxes                                                                    -             (100)               (100)
------------------------------------------------------------------------------------------------------------------------------

Cash Used in Operating Activities                                                 (9,423)          (4,024)             (7,086)
------------------------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities
Proceeds from sale of common stock                                                     -                -              32,100
------------------------------------------------------------------------------------------------------------------------------

Cash Provided by Financing Activities                                                  -                -              32,100
------------------------------------------------------------------------------------------------------------------------------

Net Change in Cash                                                                (9,423)          (4,024)             25,014

Cash at the Beginning of the Period                                               34,437            6,406                   -
------------------------------------------------------------------------------------------------------------------------------

Cash at the End of the Period                                                 $   25,014      $     2,382         $    25,014
------------------------------------------------------------------------------------------------------------------------------

Reconciliation of Net Loss to Cash
 Used in Operating Activities

Net Loss                                                                      $  (11,494)     $    (3,441)        $   (20,561)
Adjustments to reconcile net loss to
 cash used in operating activities
   Amortization of patent costs                                                      154              154                 539
   Organization costs paid by issunace of common stock                                 -                -                 264
   Impairment of patent                                                                -                -               2,145
   Change in assets and liabilities:
     Due from government grant                                                         -           (9,108)                  -
     Prepaid assets                                                                1,106                -              (2,335)
     Deferred patent costs                                                             -            2,145                   -
     Accounts payable                                                                968            9,437               1,687
     Due to parent                                                                     -              120                   -
     Franchise tax payable                                                          (100)            (100)                  -
     Deferred revenue                                                                (57)          (3,231)             11,175
------------------------------------------------------------------------------------------------------------------------------

Net Cash Used In Operating Activities                                         $   (9,423)     $    (4,024)        $    (7,086)
==============================================================================================================================

Supplemental disclosure of noncash investing and financing activities
Common stock issued for assignment of patents
from former Parent                                                            $        -      $         -         $     2,636
==============================================================================================================================

                       The accompanying notes are an  integral part of these financial statements.

                                                                5

EMPS RESEARCH CORPORATION
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

Condensed Interim Financial Statements -- The accompanying unaudited condensed financial statements include the accounts of EMPS Research Corporation ("the Company"). These financial statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent annual financial statements for the years ended December 31, 2002 and 2001, included in the form 10-SB/A filed with the United States Securities and Exchange Commission on July 1, 2003. In particular, the Company's significant accounting principles were presented as
Note 1 to the Financial Statements in that report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed financial statements are not necessarily indicative of the results that may be expected for the full year ending December 31, 2003.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation -- EMPS Research Corporation was organized under the laws of the State of Utah on January 31, 2001 and has elected a fiscal year end of December 31st. EMPS Corporation ("Parent") formed the Company by giving cash and patented technology in exchange for all of the issued and outstanding shares of EMPS Research Corporation. The accompanying financial statements include only the accounts of EMPS Research Corporation and are not presented on a consolidated basis with EMPS Corporation which was its Parent Company. At December 31, 2002 EMPS Corporation owned 91% of the common stock of EMPS Research Corporation. EMPS Research Corporation was spun-off from EMPS Corporation effective May 23, 2003. Certificates for the spin-off were issued July 31, 2003. The 3,000,000 shares of the Company owned by EMPS Corporation were distributed to shareholders of EMPS Corporation and at that date the Company is no longer a subsidiary of EMPS Corporation.

Income Taxes -- Due to losses at September 30, 2003, and December 31, 2002 and 2001, no provision for income taxes has been made. There are deferred income taxes resulting from income and expense items being reported for financial accounting and tax reporting purposes in different periods. The difference arises from the accelerating of the write-off of organization costs for financial statement purposes as compared to amortizing over 60 months for tax purposes.

Grant revenue recognition -- The Department of Energy (DOE) grant is funded on a cost reimbursement basis and payments received from the grant are treated as earned and recognized as revenue at the time expenditures reimbursable under the grant are made by the Company. The grant has provisions for advance payments. A grant receivable is recorded if expenditures exceed amounts received under the grant and deferred revenue is recorded if payments exceed costs expended under the grant.

Stock-Based Compensation -- On March 12, 2003 the Company adopted a stock-based employee compensation plan. The Company will account for the options using the intrinsic value method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.

NOTE 3 - EQUITY TRANSACTIONS

EMPS Research Corporation was spun-off from EMPS Corporation effective May 23, 2003. Stock certificates for the spin-off were issued July 31, 2003. The 3,000,000 shares of the Company owned by EMPS Corporation were distributed to shareholders of EMPS Corporation and at that date the Company is no longer a subsidiary of EMPS Corporation.

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company has no employees. As of September 30, 2003 and December 31, 2002 no compensation was paid or accrued to any officers or directors of the Corporation due to the fact that it is of only nominal value.

The Company is receiving free office space through a related Party. The value of the free rent to date has been of nominal value.

The Company decided to abandon its continuation-in-part (CIP) patent application during the quarter ended September 30, 2002. At December 31, 2001, the costs associated with this application were recorded as deferred patent costs. After abandonment, the costs for the CIP patent application were deemed by the Company to have no future value and the costs were expensed. The total amount paid for the CIP patent application was $2,145 and was paid in behalf of the Company by its Parent. The Parent forgave the debt of the $2,145 advanced and the Company recorded a $2,145 capital contribution.

NOTE 5 - DEPARTMENT OF ENERGY AWARD

The Department of Energy (DOE), through its Office of Industrial Technologies
(OIT) 2000 Inventions and Innovation (I&I) Program awarded a grant to the Company during 2001. The Company's application was titled "Development of a High-Frequency Eddy-Current Separator". The grant was approved in the amount of $199,000.

The grant is a DOE small business grant and thus the Company has no financial obligation to DOE under the award. The Company is not required to compensate DOE upon successful (or unsuccessful) commercialization of a prototype (such as for royalties or commissions). Prior to entering into the award as a small business concern, the Company had the option to identify technical data that was proprietary and to elect to retain title to this proprietary data. In so doing this election, the unlimited right to such technical data by DOE was voided per DOE regulations. Per DOE regulations if the Company has a "subject invention" related to work done under the award it can obtain unlimited rights to the technical data for the "subject invention" and has license to use the invention only for government use, not commercial use. Even so, if proper application and reporting is done for the "subject invention" the Company can retain title to the "subject invention" and the above DOE rights to use the invention or technical data is void. Management intends to perform the proper reporting and application process to retain title to any "subject invention" that may arise, if any, during the course of the award.

The original project period was from February 1, 2001 to January 31, 2003 but has been extended to December 31, 2003. Research assistance to be conducted under the grant has been subcontracted to two entities. During the nine months ended September 30, 2003 the Company incurred grant expenses in the amount of $72,136. Total grant expenses from inception through September 30, 2003 is $140,137.

NOTE 6 - STOCK OPTION PLAN

On March 12, 2003, the Board of Directors approved the EMPS Research Corporation 2003 Stock Option Plan (the "Plan"), which allows for the grant of up to 5,000,000 invective stock options or nonqualified stock options. The exercise price of incentive stock options granted under the Plan will be determined by the Stock Option Committee of the Board of Directors at the time of grant and may not be less than 100% of the fair value of the stock. The exercise price of an incentive stock option granted to a 10% shareholder shall not be less than 110% of the fair value of the stock. Expiration and vesting terms of options will be determined at the time of the grant. No options have been granted under the Plan.

NOTE 7 - SUBSEQUENT EVENT

On November 12, 2003, the Company entered into a Private Equity Credit Agreement with Techgrand Company Limited, a Hong Kong limited company ("Techgrand"), a current shareholder. Techgrand has agreed to provide the Company an equity credit line of up to $470,000. Pursuant to the Agreement, the Company can require Techgrand to purchase restricted common shares of the Company in increments of $75,000 to $100,000, up to a total of $470,000 worth of restricted Company common stock at the greater of $0.10 per share, or 85% of the prevailing market price as defined in the agreement. The Company intends to use these funds for operational expenses and to further its business activities.

Item 2.  Plan of Operations

         Forward Looking Information and Cautionary Statement

         Certain statements in this quarterly report may be deemed to be forward-looking statements. Forward-looking statements regarding economic conditions, effects of corporate initiatives, future profitability, projections, future revenue opportunities, and their impact on the company are forward-looking statements and not historical facts. These statements are estimates or projections involving numerous risks or uncertainties, including but not limited to, consumer demand, acceptance of products and services offered by the Company, successful research and development activities, the Company's ability to control expenses, actions by competitors, changes in market needs and technology, political or regulatory matters, litigation, general economic conditions and changes in management strategy.

         Actual results or events could differ materially from those discussed in the forward- looking statements. See our report on Form 10-SB as filed with the Securities and Exchange Commission for further information. We disclaim any obligation to publicly update, revise or correct any forward-looking statements, whether as a result of new information, future events or otherwise.

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

         The Company's business activity is focused on continuing research and development efforts to develop and test prototype equipment derived from the patents. The Company has primarily funded its research and development activities from a research grant awarded to the Company from the Department of Energy's Office of Industrial Technologies 2000 Inventions and Innovation program. The research grant was received by the Company in January of 2001 in the amount of one hundred ninety-nine thousand dollars ($199,000). As of September 30, 2003, the Company had spent approximately $140,137 of the grant.

         On November 12, 2003, the Company entered into a Private Equity Credit Agreement with Techgrand Company Limited, a Hong Kong limited company ("Techgrand") whereby Techgrand has agreed to provide the Company an Equity Credit Line of up to $470,000. Pursuant to the Agreement, the Company can require Techgrand to purchase restricted common shares of the Company in increments of $75,000 to $100,000, up to a total of $470,000 worth of restricted Company common stock at the greater of $0.10 per share or 85% of the prevailing market price as defined in the Agreement. The Company intends to use these funds for operational expenses and to further its business activities.

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

         Altaire Systems is assisting the Company in designing, fabricating and assembling the prototype HFECS. Altaire Systems will also be responsible for field testing and training. Altaire Systems began work on the prototype in February 2001 and has finished much of the design, fabrication and assembly of the initial prototype. Based on the work remaining to be completed, the Company expects Altaire Systems to finish the initial prototype for testing during the second quarter of 2004. The funds to pay Altaire Systems have and will come from the I&I grant money.

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

         As of September 30, 2003, the Company had spent approximately $140,137 of the I&I grant money. Of the approximately $58,863 of I&I grant money remaining, the Company expects to expend $57,319 to the University of Utah, $102 to Altaire and $1,442 on grant related travel.

         The Company anticipates that the prototype will be fully operational during the second quarter of 2004. The Company does not plan to market or manufacture the equipment. Rather, it plans to research, develop and test the prototype. If and when testing proves to be successful, the Company will seek to license the technology for marketing and manufacture. The Company expects that the prototype will work in smaller commercial settings.

         It is the Company's intent to pursue outside sources through licensing agreements to market and exploit the commercial applications of this technology. To date, however, the Company has made limited contacts with outside sources and no firm commitments or license arrangements are in place.

         The Company believes it can satisfy its current cash requirements for the next twelve months from the remaining proceeds of the I&I grant and from funds provided under the Private Equity Credit Agreement with Techgrand.

         In addition, the Company has been invited by the DOE to make application for the DOE NICE(3) grant in conjunction with the Utah Engineering Experiment Station at the University of Utah and the University's industry partners in Utah. The NICE(3) grant is a cost sharing program for projects that develop and demonstrate advances in energy efficient and clean production technologies. To date the Company has not actively pursued this grant because it has been unsuccessful in finding an industry partner. The Company will continue to seek an industry partner, and when an appropriate partner is found, the Company intends to make application for the NICE3 grant.

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

                           PART II - OTHER INFORMATION

Item 5.  Other Information

         During the quarter, the Board of Directors of the Company appointed Jennifer Preece as the Chief Financial Officer of the Company. Mrs. Preece is currently and has been employed as a commercial real estate agent in Salt Lake City, Utah since 1999. At this time, Mrs. Preece intends to maintain her current full-time employment as a commercial real estate agent in addition to the services she will provide the Company. Prior to her employment as a Commercial Real Estate Agent, Mrs. Preece worked from 1998 to 1999 as a marketing specialist for a real estate broker. Mrs. Preece earned a B.S. degree in Economics from the University of Utah in May 2003. Mrs. Preece is 23 years old.

Item 6.  Exhibits and Reports on Form 8-K

         (A) Reports on Form 8-K

                  None.

         (B) Exhibits. The following exhibits are included as part of this report:

Exhibit No.      Exhibit                                         Location
-----------      -------                                         --------

Exhibit 10.1     Private Equity Credit Agreement                 Attached hereto

Exhibit 31.1     Certification of Principal Executive Officer    Attached hereto

Exhibit 31.2     Certification of Principal Financial Officer    Attached hereto

Exhibit 32.1     Certification Pursuant to Section 906           Attached hereto
                 of the Sarbanes-Oxley Act of 2002


                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this to be signed on its behalf by the undersigned thereunto duly authorized.

                                         EMPS Research Corporation



November 14, 2003                        By: /s/ Louis Naegle
                                            ------------------------------------
                                            Louis Naegle,
                                            Principal Executive Officer



November 14, 2003                        By: /s/ Jennifer Preece
                                            ------------------------------------
                                            Jennifer Preece,
                                            Principal Financial Officer