Form 10KSB
period 2003-12-31
EMPS RESEARCH CORP
filed 2004-03-30
CIK 1223550

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to ______________

                         Commission File Number 0-50218

                            EMPS RESEARCH CORPORATION
                 ----------------------------------------------
                 (Name of Small Business Issuer in its charter)

             UTAH                                           87-06669131
--------------------------------                        -------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)

875 Donner Way, Unit 705, Salt Lake City, Utah                 84108
----------------------------------------------               ----------
  (Address of principal executive Offices)                   (Zip Code)

                    Issuer's telephone number: (801) 582-1881

Securities registered pursuant to section 12(b)of the Exchange Act: None

Securities registered pursuant to section 12(g) of the Exchange Act: Common, $0.001 par value

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenue for its most recent fiscal year was: $0.

The aggregate market value of the issuer's voting stock held as of March 29, 2004, by non-affiliates of the issuer was approximately $1,899,405, based on the average of the bid price and the ask price for the Company's common stock on March 29, 2004, as reported on the OTCBB.

As of March 29, 2004, issuer had 3,300,000 shares of its $0.001 par value common stock outstanding.

Transitional Small Business Disclosure Format.       Yes [ ] No [X]
Documents incorporated by reference: none

                                TABLE OF CONTENTS


                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.............................................3

ITEM 2.  DESCRIPTION OF PROPERTY............................................11

ITEM 3.  LEGAL PROCEEDINGS..................................................11

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS..............11

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...........11

ITEM 6.  PLAN OF OPERATIONS.................................................13

ITEM 7.  FINANCIAL STATEMENTS...............................................14

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE.........................................24

ITEM 8A.  CONTROLS AND PROCEDURES...........................................24

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS;
           COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT ...............25

ITEM 10.  EXECUTIVE COMPENSATION............................................28

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT....29

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................31

                                     PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K..................................32

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES............................32

SIGNATURES..................................................................33

         In accordance with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company notes that certain statements in this report, which provide other than historical information and which are forward looking, involve risks and uncertainties that may impact the Company's actual results of operations. The Company faces many risks and uncertainties, many of which are beyond its control.

         Forward-looking statements, which can generally be identified by the use of such terminology as "may," "expect," "anticipate," "estimate," "forecast," "believe," "think," "could," "will," "continue," "intend," "seek," "plan," "should," "would" and similar expressions contained in this report, are predictions and not guarantees of future performance or events. The forward-looking statements are based on current industry, financial and economic information, which the Company has assessed but which by their nature are dynamic and subject to rapid and possibly abrupt changes. The Company's actual results could differ materially from those stated or implied by such forward-looking statements due to risks and uncertainties associated with our business. The forward-looking statements should be considered in the context of the risk discussed in this Form 10-KSB. Investors and prospective investors are cautioned not to place undue reliance on such forward-looking statements. Management disclaims any obligation to update or revise the forward-looking statements contained herein to reflect new information, future events or developments.

                                     PART I

Item 1. Description of Business

Company History and Business

         EMPS Research Corporation (the "Company") was incorporated under the laws of the state of Utah on January 31, 2001, for the purpose of researching and developing commercial applications for patented technology for a high frequency eddy current separator that may be used to separate nonmagnetic particulate materials from other materials without chemicals, heat or water. The patented technology was originally acquired by the Company's former parent company, EMPS Corporation, a Nevada corporation, from Particle Separation Technologies, L.C., a Utah limited liability company. The Company is in the development stage.

         In February, 2001, the Company acquired Patent No. 5,439,117 issued August 8, 1995, continuation in part Patent No. 5,772,043 issued June 30, 1998 and continuation in part Patent No. 6,095,337 issued on August 1, 2000, from EMPS Corporation. The three patents are titled "System and Method for Separating Electronically Conductive Particles." The Company received all right, title and interest in and to the said inventions and patents in exchange for 1,000,000 restricted common shares of EMPS Research Corporation valued at the patents' book value of $2,636 and EMPS Corporation provided the Company with $2,100 cash and paid organizational costs of $264.

         On December 23, 2002, the Company filed an amendment to its Articles of Incorporation effecting a one-for-three forward stock split resulting in an increase of the issued and outstanding common stock from 1,000,000 shares to 3,000,000 shares.

         On May 22, 2003, the board of directors of EMPS Corporation, the former parent of the Company, recommended undertaking a spin-off distribution to its shareholders of the 3,000,000 common shares of the Company it held. On May 23, 2003, the majority shareholders of EMPS Corporation approved a spin-off distribution of the shares to be done in conformity with and in reliance upon the Securities and Exchange Commission (the "Commission") Staff Legal Bulletin 4, issued by the Commission on September 16, 1997. The spin-off distribution was completed on August 6, 2003. EMPS Corporation distributed the 3,000,000 shares of Company common stock it held to the EMPS Corporation shareholders pro-rata on a one share for ten basis. The EMPS Corporation shareholders paid no consideration for the Company common shares they received.

         The Company's business activity is focused on continuing research and development efforts to develop and test prototype equipment derived from the patents. The Company has primarily funded its research and development activities from a research grant awarded to the Company from the Department of Energy's Office of Industrial Technologies 2000 Inventions and Innovation program. The Company received the research grant in January of 2001 in the amount of $199,000. To date the Company has spent approximately $142,000 of the grant.

         The Company also intends to investigate other technologies and opportunities, particularly in the Republic of Kazakhstan, where the Company's current technology was invented.

Description of the Company's Technology

         The Company is engaged in the business of developing, marketing and licensing its patented technology for use in commercially separating nonmagnetic particulate material by building and testing a high frequency eddy-current separator ("HFECS"). The Company is developing a prototype primarily for use in recovering metals at foundries and smelters, scrap recycling plants, environmental remediation firms, sand and gravel mining and the food processing industry. The Company anticipates that the HFECS prototype will be capable of separating 500 pounds of particles or materials per hour.

         It is expected that the Company's HFECS can recover metal particles as small as 0.2 mm. According to a market assessment research report on the Company's HFECS, which was independently commissioned and funded by the U.S. Department of Energy, there is no known system or method that exists in industry for commercially separating nonmagnetic particulate material smaller than approximately two millimeters from other materials without chemicals, heat or water. These current methods are expensive and can be environmentally unsafe.

         When water is used as a separation medium, the water carries the particles through machinery, over vibrating tables or centrifugal apparatuses that utilize specific gravity in the separation process. When water is available, its usage often requires significant capital expenditures for pumping systems, infrastructure and maintenance. Water separation systems can be seasonally restrictive due to weather considerations. After separation, additional energy is needed for the drying processes to remove the moisture from the separated material.

         Chemical methods require great planning and care. Without proper handling and disposal of the caustic chemicals typically used in these processes, environmental disasters can occur. The long-term environmental effects of chemical separation are only now beginning to be understood. Usually, drying processes are needed to remove the moisture from the separated material.

         Methods utilizing heat require strict attention to the toxic gases created in the energy-intensive burn process. Scrubbers and other apparatus are needed to capture furnace emissions.

         The Company's invention uses patented principles that allow separation of electrically conductive, nonmagnetic fine particles in a laboratory setting. Applying the Company's technology on a full-scale basis may be more efficient and safe than other technologies. The Company's technology, however, may prove to be ineffective, uneconomical and may not achieve market acceptance on a full-scale or commercial level. That is why the Company is producing a prototype for further testing and use to determine its feasibility on a commercial scale.

         Electrodynamic separation of nonmagnetic free-flowing materials is accomplished by introducing the material into a region of magnetic field gradient that fluctuates with time. The variable field induces magnetic dipoles in the conducting particles of the material, producing electrodynamic forces that deflect the electrically conducting particles from the imposed magnetic field. Therefore, when feed material is passed through the magnetic field, the conducting particles are separated from the feed material. The Company's research derived from mathematical and actual working models indicates that the invention should specifically address this problem in industry.

         The Company employs the use of an alternating magnetic field in certain configurations to produce an electromagnetic force with frequencies set according to the specific resistivity and size of the particulate material that is to be separated from other material.

         Independent tests were performed on the Company's technology by the Department of Metallurgical Engineering at the University of Utah. After careful consideration by the faculty, it was determined that these experiments warranted special departmental attention due to the unique nature of the novel principles involved. Independent test results with supporting calculations, data and experiments were implemented by a special team, including two faculty members, and are described by graduate student, Dongman Kim, in a Master's Thesis entitled "Electrodynamic Separation of Conducting Particles in an Alternating Magnetic Field" published in November, 1998. The Thesis concludes:

         "In this study, separation of conductive materials from mixed particles has been proved to be successful. Based on what is reported here, a pilot-scale unit can be built for further scale-up to a larger industrial-size unit."

         It is this prototype or "pilot-scale" unit that is the focus of the Company's financial and technical resources.

         The Company's invention provides a system and method for separating electrically conductive, nonmagnetic fine particles that could not otherwise be separated using flotation or filtration schemes. Further, the Company's invention provides a system and method for separating electrically conductive, nonmagnetic fine particles using characteristics such as the specific resistivity and the size of the particle to determine the separation of one material from other materials.

         The Company's invention provides a system for first separating electrically conductive particulate material from one or more other materials. The invention is particularly intended for use with materials in particulate form but can also be used with materials in other forms. The Company's invention can also be used in conjunction with other separation technologies, such as flotation and filtration, which are known in the art. For example, the separation techniques of the present invention can be used before or after materials have been subjected to other separation techniques known in the art.

         The Company's invention includes means for localizing a magnetic field at a first location. The magnetic field is an alternating or oscillating field. In contrast with prior technology, the present invention considers the size of the particle when selecting the frequency. As the size of the particle to be separated decreases, the frequency increases.

         The Company's invention exploits the characteristics of particle electrical specific resistivity and particle size. Thus, in contrast to the previously proposed schemes, the present invention considers the size of the particles in the separation process. For example, some embodiments of the present invention preferably include means for sorting particles having a diameter not larger than about five millimeters and more preferably not larger than about two millimeters. Embodiments of the present invention may also comprise means for measuring the size of the particles of the electrically conductive particulate material so that the operation of the system can be adjusted for best efficiency. Moreover, in contrast to the previously proposed schemes, the present invention considers the specific resistivity of the particles in the separation process.

         Included in the Company's invention is a means for generating an alternating current and for applying it to the means for localizing a magnetic field. The frequency of the alternating current is set according to the specific resistivity or conductivity of the desired material and the size of the particles comprising the desired material. Selected embodiments of the present invention preferably include means for increasing the frequency of the alternating current as the size of the first particles decreases.

         The means for localizing a magnetic field and the means for generating an alternating current cooperate together to create an alternating magnetic field at a location, for example the gap, where separation occurs. Separation occurs as a result of the alternating magnetic field deflecting the path of the desired material in a different direction than the other material present in the stream is deflected. Structures are also included to function as a means for gathering the first particles as they are separated from the material stream.

         The method of the Company's invention preferably includes the steps of generating an alternating magnetic field, introducing a stream of particles into the magnetic field, the stream of particles including both the desired first particles and undesired second particles. The step of adjusting the frequency of the alternating magnetic field is carried out according to the specific resistivity and the size of the first particles. By properly adjusting or choosing the frequency of the alternating magnetic field, the first particles are imparted a trajectory which is different than the trajectory of the other particles in the particle stream. To adjust for the size of the particles, the Company's invention increases the frequency of the alternating magnetic field as the size of the first particles decreases.

         Since the size of the particles greatly influences the separation process, it may be desirable to pre-sort the particles according to size or adjust the size of the particles before being subjected to the alternating magnetic field. Moreover, it is desirable to adjust the velocity of the particles in the particle stream as they enter the magnetic field.

         The particle stream is subjected to the magnetic field for a period of time while the first particles are gathered into one location and the remaining material gathered into another location. The Company's invention has particular application for separating particles of gold from other materials.

         On a laboratory level, the Company's invention separates electrically conductive, nonmagnetic particles based upon the particle's size and the particle's specific electrical resistivity. We believe that by applying our technology on a full-scale basis, one type of desired electrically conductive, nonmagnetic particle can be readily separated commercially from other undesired electrically conductive, nonmagnetic particles. Even if the desired and undesired particles are of substantially the same particle size, but the particles have different specific electrical resistivities, the particles can be separated from one another, using the Company's invention.

         The Company believes its invention can be carried out so that particles can be separated from each other in a batch-by-batch fashion or in a continuous flow process. The continuous flow process is presently preferred and more efficient.

         Further, the Company's invention provides a system and method for separating electrically conductive nonmagnetic materials that does not rely on moving mechanical parts to achieve a separation of the particles. The Company's invention also provides a system and method for separating electrically conductive, nonmagnetic particles by producing a magnetic field that induces eddy currents in the particles and causes movement of the particles that are to be separated. Both the electrical conductivity and the size of the particle determine the separation of one type of particle from other types of particles.

Patents

         The Company owns U.S. Patents 5,439,117, 5,772,043, and 6,095,337, each entitled "System and Method for Separating Electrically Conductive Particles." The patents were issued on August 8, 1995, June 30, 1998, and August 1, 2000, respectively. All three patents expire December 21, 2013. These patents cover the technology that allows the Company to separate nonmagnetic particles from feed material. These patents are very important to the Company's business and add significant value because they give it an exclusive right to the covered technology. Moreover, in the event someone else attempts to use this technology before the patents expire, the Company may have a right to recover damages from that party.

         While the Company believes it could continue to operate following the expiration of the patents, the Company believes its business will be adversely effected. Once the patents expire, the information covered by them will become part of the public domain. It is anticipated that few purchasers would be willing to pay the Company for a license for its technology when it is part of the public domain. Similarly, once this information becomes part of the public domain, others could use that technology to compete directly with the Company, which could adversely effect the Company's business.

Competition

         The Company operates in a highly competitive environment against companies that have greater resources than the Company. There are many occasions in scientific and industrial applications where materials must be separated from one another. Particularly in the mining industry, valuable metals must be efficiently separated from other materials that are found in ore. In many industrial applications, separation of particles having different sizes and densities relies on the earth's gravity as well as some additional process such as filtration. All such arrangements that have been devised utilizing gravity to separate particles of different densities include one or more drawbacks as are recognized in the art. For example, such arrangements may require water as a carrier for the particles to be separated. Disadvantageously, the water must be removed from the particles after separation. Moreover, in some mining locations, water is not readily available.

         To provide efficient separation without water, various apparatus and techniques have been proposed which also utilize some electromagnetic properties of materials, rather than density alone, to separate materials. While the task of separating magnetic materials from non magnetic materials is a relatively easy one, the task of separating a nonmagnetic material from other nonmagnetic materials utilizing the magnetic properties of the materials has been the subject of research in the industry. Still, many problems and drawbacks exist with the proposed schemes. Particularly in the mining industry, there have been numerous attempts to separate materials from one another, for example gold from other materials, based on the differing magnetic properties of the materials.

         One example of a previous scheme is represented by U.S. Pat. No. 5,057,210 to Julius. The Julius reference recognizes that the creation of eddy currents in conductive materials allows a magnetic field to move a nonmagnetic material. The Julius reference, however, utilizes a rotating permanent magnet to mechanically generate a changing magnetic field.

         Another example of a previous scheme is represented by U.S. Pat. No. 5,161,695 to Roos. The Roos reference also recognizes that the creation of eddy currents in conductive materials allows a changing magnetic field to move particles of a nonmagnetic material. The Roos reference, however, utilizes permanent magnets, as does the Julius reference. The scheme of the Roos reference is ineffective.

         By relying on mechanically generated fields through the use of rotating permanent magnets, the Julius and Roos technologies fail to recognize an additional critical aspect of the use of induced eddy currents in electrically conductive, nonmagnetic materials. Electromagnetically generated induced eddy currents, such as those created by the Company's technology, are capable of producing much higher frequencies and stronger field currents, which allow for separation of a significantly broader range of particulate sizes.

         The primary objective of the Company's invention is to provide a practical system and method for separating electrically conductive nonmagnetic fine materials. It is also an object of the Company's invention to provide a system and method for separating electrically conductive nonmagnetic materials that does not rely on moving mechanical parts to achieve separation of the materials. It is further the object of the Company's invention to provide a system and method for separating electrically conductive nonmagnetic fine materials from each other that does not require any liquid.

         The Company does not know the respective market share held by its competitors in the current particle separation industries. According to Dunn & Bradsteet MarketPlace, there are over 1,800 foundries that specialize in casting non-ferrous metals. Metals and Industrial Minerals Mining, Economic and Trade Trends reported that in 1998 1.5 billion tons of crushed stone and 1.02 tons of sand and gravel were mined and according to a Market Assessment commissioned by the DOE, there are approximately 175-200 automobile recycling plants. The Company believes that all of these industries are currently using various competitors' separation services and technology. The Company does not know what its market penetration in these and other areas may be.

         If the Company's technology proves successful, then the Company believes the principal competitive factors effecting its position within the industry will be a separation technology that is capable of efficiently separating very small particles, lower projected capital, operating and maintenance costs, rugged design with no moving parts and transportable for use in remote locations.

Advertising and Marketing Strategy

         The Company plans to focus its operations on developing a functional prototype and to seek contracts for licensing its technology for third party manufacturing and use. It is unlikely the Company will secure any licensing agreements until the prototype is further along in its development. Until the time a functional prototype is constructed, anticipated to be during the second quarter of fiscal 2004, the Company's advertising and marketing will be limited.

         The Company's marketing efforts, if any, will be primarily directed towards potential licensees of its technology to third parties. The Company may begin immediately seeking such relationships through limited advertising and marketing through interaction with the target industry and direct contact sales. The Company may seek further exposure through trade journals and symposia. Additionally, the Company may also position itself to assist in environmental clean-up operations through existing companies involved in governmental projects.

Employees

         The Company currently has no full time employees. The officers and directors work on a part time, as needed, basis with no commitment for full time employment. The Company also has a part time project manager. Raj Rajamani and Vladimir Saveliev have agreed to consult with the Company on an as needed basis. Rajamani and Saveliev will be compensated on an as used hourly basis. Rajamani is to be compensated at a rate of $45.10 per hour and will be compensated through the subcontract agreement with the University of Utah. Saveliev is to be compensated at a rate of $31.75 per hour. To date, the Company has not used the services of Saveliev, nor has he received any compensation from the Company. The Company does not foresee hiring any further employees until revenues and operations warrant the addition of employees.

Research and Development

         On or about January 16, 2001, the Company received a research grant in the amount of $199,000 from the Department of Energy ("DOE"), through its Office of Industrial Technologies 2000 Inventions and Innovation ("I&I") program for use in developing an HFECS prototype.

         As of December 31, 2003, the Company had spent approximately $142,000 of the I&I grant money in research and development of the HFECS technology. The Company paid $20,000 to Stephen Smoot, a related party, in project management fees. The Company does not expect to pay any additional project management fees. As of December 31, 2003, the Company had paid Altaire Systems approximately $72,670 and the University of Utah approximately $48,760.

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

         The University of Utah has been retained to test and analyze equipment design and implementation, test working scale models and perform the needed data analysis and computer modeling once the prototype is fully functional. The University of Utah will also assess and develop a plan for commercializing the technology.

Reports to Security Holders

         The Company files annual and quarterly reports with the Securities and Exchange Commission ("SEC"). The public may read and copy any materials filed by the Company with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company is an electronic filer and the SEC maintains an Internet site that will contain reports and other information regarding the Company which may be viewed at http://www.sec.gov.

Item 2. Description of Property

Property & Facilities

         The Company uses one-quarter of an 800 square foot office condominium located at 875 Donner Way, Unit 705, Salt Lake City, Utah 84108 for its corporate offices. The Company currently pays no rent for this space pursuant to a verbal agreement with Particle Separation Technologies, L.C. This free rent is of nominal value. There is no lease agreement with Particle Separation Technologies, L.C. If at any time Particle Separation Technologies, L.C., decides it needs or wants the space, the Company has no right to continue to occupy the space and could be forced to move.

Item 3. Legal Proceedings.

         To the knowledge of management, there is no material litigation or governmental agency proceeding pending or threatened against the Company or its management. Further, the Company is not aware of any material pending or threatened litigation or governmental agency proceeding to which the Company or any of its directors, officers or affiliates are or would be a party.

Item 4. Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the quarter ended December 31, 2003.

                                     PART II

Item 5. Market Price of and Dividends on Registrants Common Equity and Other Shareholder Matters.

         On or about February 18, 2004, the Company received notification from the NASD, that its common stock had been approved for listing on the Over-the-Counter Bulletin Board ("OTCBB"). The Company's common stock is listed under the symbol EMPS. Prior to February 18, 2004, the Company's common shares had not been listed for public trading on any exchange or quotation medium. As of March 29, 2004, the Company had approximately 124 shareholders holding 3,300,000 common shares. Of the issued and outstanding common stock, approximately 1,266,350 are free trading, the balance are "restricted securities" as that term is defined in Rule 144 promulgated by the Securities and Exchange Commission.

         The Company has not paid, nor declared, any dividends since its inception and does not intend to declare any such dividends in the foreseeable future. The Company's ability to pay dividends is subject to limitations imposed by Utah law. Under Utah law, dividends may be paid to the extent that the corporation's assets exceed it liabilities and it is able to pay its debts as they become due in the usual course of business.

------------------------- --------------------------- --------------------------- ------------------------------------
Plan category             Number of securities        Weighted-average            Number of securities
                          to be issued  upon          exercise price of           remaining available for future
                          exercise of                 outstanding                 issuance under equity
                          outstanding options,        options, warrants           compensation plans
                          warrants and rights         and rights                  (excluding securities reflected
                                                                                    in columns (a))

                                    (a)                          (b)                              (c)
------------------------- --------------------------- --------------------------- ------------------------------------
Equity compensation               2,000,000                     $0.10                          3,000,000
plans approved by
security holders
------------------------- --------------------------- --------------------------- ------------------------------------
Equity compensation
plans not approved by                -0-                          -0-                              -0-
security holders
------------------------- --------------------------- --------------------------- ------------------------------------
Total                             2,000,000                     $0.10                          3,000,000
------------------------- --------------------------- --------------------------- ------------------------------------

Recent Sales of Unregistered Securities

         The Company sold no unregistered securities during the quarter ended December 31, 2003.

         Subsequent to the quarter end, on February 16, 2004, the board of directors of the Company approved the grant of two options to acquire 1,000,000 shares of common stock of the Company each to Satco International Limited and Geoffrey Hadley for technology and asset acquisition and business development services. The options carry an exercise price of $0.10 per share. The options may not be exercised by the option holders until such time as the Company has acquired, through purchase or otherwise, assets with a fair market value of at least $2,000,000, as determined by the board of directors. The options expire on February 16, 2009. The Company granted the option holders a registration right in connection with the exercise of the options and/or the resale of the underlying common shares. The options were granted without registration under the Securities Act of 1933 in reliance on an exemption from registration pursuant to Section 4(2) of the Act.

Transfer Agent

         The Company's transfer agent and registrar is Interwest Transfer Company, Inc., 1981 East 4800 South, Suite 100, Salt Lake City, Utah 84117, Telephone (801) 272-9294.

Item 6. Plan of Operations

         On or about January 16, 2001, the Company received a research grant in the amount of $199,000 from the Department of Energy ("DOE"), through its Office of Industrial Technologies 2000 Inventions and Innovation ("I&I") program for use in developing an HFECS prototype. The Company recently received approval to extend the grant period through June 30, 2004.

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

         As of December 31, 2003, the Company had spent approximately $142,000 of the I&I grant money. Of the approximately $57,000 of I&I grant money remaining, the Company expects to expend approximately $55,350 to the University of Utah, $400 to Altaire and $800 on grant related travel.

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

         In addition to the development of its high frequency eddy current separator, the Company intends to investigate other technologies and business opportunities for acquisition or partnering. In particular, the Company will investigate opportunities in the Republic of Kazakhstan, where the Company's current technology was initially invented. Company director, and Kazakh native, Timur Kunayev will oversee these efforts in the Republic of Kazakhstan.


Item 7. Financial Statements




                            EMPS RESEARCH CORPORATION
                          (A Development Stage Company)
                     FINANCIAL STATEMENTS TABLE OF CONTENTS




         Report of Independent Certified Public Accountants.................15

         Balance Sheets as of December 31, 2003 and 2002....................16

         Statements of Operations for the Years Ended December
           31, 2003 and 2002 and for the Cumulative Period from
           January 31, 2001 (Date of Inception) through December
           31, 2003.........................................................17

         Statements of Shareholders' Equity for the Cumulative
           Period from January 31, 2001 (Date of Inception
           through December 31, 2003........................................18

         Statements of Cash Flows for the Years Ended December
           31, 2003 and 2002 and for the Cumulative Period from
           January 31, 2001 (Date of Inception) through December
           31, 2003.........................................................19

         Notes to Financial Statements......................................20

  HANSEN, BARNETT & MAXWELL
 A Professional Corporation                   Registered with the Public Company
CERTIFIED PUBLIC ACCOUNTANTS                      Accounting Oversight Board
  5 Triad Center, Suite 750
Salt Lake City, UT 84180-1128                      an independent member of
    Phone: (801) 532-2200                                BAKER TILLY
     Fax: (801) 532-7944                                INTERNATIONAL
       www.hbmcpas.com


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors and the Shareholders
EMPS Research Corporation


We have audited the balance sheets of EMPS Research Corporation as of December 31, 2003 and 2002 and the related statements of operations, shareholders' equity and cash flows for the years then ended and for the cumulative period from January 31, 2001 (Date of Inception) through December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of EMPS Research Corporation as of December 31, 2003 and 2002, and the results of its operations and cash flows for the years then ended, and for the cumulative period from January 31, 2001 (Date of Inception) through December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.


                                                   /s/ HANSEN, BARNETT & MAXWELL


Salt Lake City, Utah
January 19, 2004, except for the second paragraph of
Note 8, as to which the date is March 29, 2004

EMPS RESEARCH CORPORATION
(A Development Stage Company)
BALANCE SHEETS


December 31,                                                                           2003                   2002
-------------------------------------------------------------------------------------------------------------------

ASSETS
Current Assets
Cash                                                                               $ 22,531               $ 34,437
Prepaid assets                                                                            -                  3,441
-------------------------------------------------------------------------------------------------------------------

Total Current Assets                                                                 22,531                 37,878
-------------------------------------------------------------------------------------------------------------------

Other Assets
Patents and deferred patent costs, net of amortization
  of $590 and $385                                                                    2,046                  2,251
-------------------------------------------------------------------------------------------------------------------

Total Other Assets                                                                    2,046                  2,251
-------------------------------------------------------------------------------------------------------------------

Total Assets                                                                       $ 24,577               $ 40,129
-------------------------------------------------------------------------------------------------------------------


LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable                                                                    $ 2,413                  $ 719
Franchise tax payable                                                                   100                    100
Deferred revenue                                                                      9,190                 11,232
-------------------------------------------------------------------------------------------------------------------

Total Current Liabilities                                                            11,703                 12,051
-------------------------------------------------------------------------------------------------------------------

Shareholders' Equity
Common stock; $0.001 par value, 50,000,000
 shares authorized, 3,300,000 shares
 issued and outstanding, respectively                                                 3,300                  3,300
Additional paid-in capital                                                           33,845                 33,845
Deficit accumulated during the development stage                                    (24,271)                (9,067)
-------------------------------------------------------------------------------------------------------------------

Total Shareholders' Equity                                                           12,874                 28,078
-------------------------------------------------------------------------------------------------------------------

Total Liabilities and Shareholders' Equity                                         $ 24,577               $ 40,129
===================================================================================================================


                    The accompanying notes are an integral part of these financial statements.

                                                           16

EMPS RESEARCH CORPORATION
(A Development Stage Company)
STATEMENTS OF OPERATIONS

                                                                                      For the
                                                                                   Cumulative
                                                                                  Period From
                                                                             January 31, 2001
                                                                                     (Date of
                                                                                   Inception)
                                                                                      through
                                                                                 December 31,
                                                                             ----------------
For the year ended December 31,                   2003               2002                2003
-----------------------------------------------------------------------------------------------
Revenue                                      $       -         $        -           $       -
-----------------------------------------------------------------------------------------------

Expenses
General and administrative                      14,999              6,377              23,639
Amortization expense                               205                205                 590
-----------------------------------------------------------------------------------------------

Total Expenses                                  15,204              6,582              24,229
-----------------------------------------------------------------------------------------------

Net Loss From Operations                       (15,204)            (6,582)            (24,229)
-----------------------------------------------------------------------------------------------

Other Income (Expense)
Grant revenue                                    2,042             77,923             142,122
Grant expense                                   (2,042)           (77,923)           (142,122)
Interest expense                                     -                 (3)                (42)
-----------------------------------------------------------------------------------------------

Total Other Income (Expense)                         -                 (3)                (42)
-----------------------------------------------------------------------------------------------

Net Loss                                     $ (15,204)        $   (6,585)          $ (24,271)
===============================================================================================

Net Loss Per Share                           $   (0.00)        $    (0.00)
============================================================================

Weighted-Average Common Shares Outst          3,300,000         3,000,000
============================================================================


         The accompanying notes are an integral part of these financial statements.

                                       17

EMPS RESEARCH CORPORATION
(A Development Stage Company)
STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE CUMMULATIVE PERIOD FROM JANUARY 31, 2001(DATE OF INCEPTION)
THROUGH DECEMBER 31, 2003
                                                                                     Deficit
                                                                                    Accumulated
                                                                      Additional    During the         Total
                                               Common Stock           Paid-in       Development    Shareholders'
                                        ---------------------------
                                           Shares        Amount       Capital         Stage            Equity
------------------------------------------------------------------------------------------------------------------
Balance, January 31, 2001 (inception)              -       $     -     $      -        $       -         $      -

Shares issued to EMPS Corp. in
 exchange for patents, cash, and
 expenses paid by shareholder              3,000,000         3,000        2,000                -            5,000

Net loss for the period from January 31,
 2001(date of inception), through
 December 31, 2001                                 -             -            -           (2,482)          (2,482)
------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2001                 3,000,000         3,000        2,000           (2,482)           2,518

Capital contributed by former parent
 company upon forgiveness of debt on
 September 30, 2002                                -             -        2,145                -            2,145

Issuance for cash, $0.10 per share
 December 31, 2002                           300,000           300       29,700                -           30,000

Net loss for the year ended
 December 31, 2002                                 -             -            -           (6,585)          (6,585)
------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2002                 3,300,000         3,300       33,845           (9,067)          28,078

Net loss for the year ended
 December 31, 2003                                 -             -            -          (15,204)         (15,204)
------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2003                 3,300,000       $ 3,300     $ 33,845        $ (24,271)        $ 12,874
==================================================================================================================


                    The accompanying notes are an integral part of these financial statements.

                                                        18

EMPS RESEARCH CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
                                                                                                      For the
                                                                                                   Cumulative
                                                                                                  Period From
                                                                                             January 31, 2001
                                                                                                     (Date of
                                                                                                   Inception)
                                                                                                      through
                                                                                                 December 31,
                                                                                          -------------------
For the year ended December 31,                                    2003            2002                 2003
-------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
Cash from grant                                             $         -     $    85,924          $   151,312
Cash paid for grant expenses                                     (2,042)        (77,923)            (142,122)
Cash paid for interest                                                -              (3)                 (42)
Cash paid for general and administrative expense                 (9,864)         (9,967)             (18,717)
-------------------------------------------------------------------------------------------------------------

Cash Used in Operating Activities                               (11,906)         (1,969)              (9,569)
-------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities
Proceeds from sale of common stock                                    -          30,000               32,100
-------------------------------------------------------------------------------------------------------------

Cash Provided by Financing Activities                                 -          30,000               32,100
-------------------------------------------------------------------------------------------------------------

Net Change in Cash                                              (11,906)         28,031               22,531

Cash at the Beginning of the Period                              34,437           6,406                    -
-------------------------------------------------------------------------------------------------------------

Cash at the End of the Period                               $    22,531     $    34,437          $    22,531
=============================================================================================================

Reconciliation of Net Loss to Cash
 Used in Operating Activities

Net Loss                                                    $   (15,204)    $    (6,585)         $   (24,271)
Adjustments to reconcile net loss to
 cash used in operating activities:
  Amortization of patent costs                                      205             205                  590
  Organization costs paid by issuance
   of common stock                                                    -               -                  264
  Impairment of patent                                                -           2,145                2,145
  Change in assets and liabilities:
    Prepaid assets                                                3,441          (3,441)                   -
    Accounts payable                                              1,694          (2,294)               2,413
    Franchise tax payable                                             -               -                  100
    Deferred revenue                                             (2,042)          8,001                9,190
-------------------------------------------------------------------------------------------------------------

Net Cash Used In Operating Activities                       $   (11,906)    $    (1,969)         $    (9,569)
=============================================================================================================

See supplemental information about non cash investing and financing activities at Note 4



               The accompanying notes are an integral part of these financial statements.

                                       19

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization -- EMPS Research Corporation (The Company) was organized under the laws of the State of Utah on January 31, 2001 and elected a fiscal year end of December 31st. EMPS Corporation, the Company's former parent, formed the Company by contributing cash and patented technology in exchange for all of the issued and outstanding shares of EMPS Research Corporation. The Company was formed to further develop and market patented technology for commercially separating nonmagnetic particulate material from other materials without heat or water. The Company has three patents having to do with its business purpose but has not commenced planned principal operations and is considered a development stage company.

Basis of Presentation -- The accompanying financial statements include only the accounts of EMPS Research Corporation since its inception and are not presented on a consolidated basis with its former parent, EMPS Corporation. At December 31, 2003 and 2002 EMPS Corporation owned 0% and 91%, respectively, of the common stock of EMPS Research Corporation. Effective May 23, 2003, the Company was spun-off from EMPS Corporation. Certificates for the spin-off were issued July 31, 2003. The 3,000,000 shares of the Company owned by EMPS Corporation were distributed to shareholders of EMPS Corporation and from that date the Company is no longer a subsidiary of EMPS Corporation.

Use of Estimates -- The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Amortization of Patent Rights -- The Company is amortizing its cost associated with the acquisition of its patents over a period of 12.8 years, the legally remaining protected lives of the patents, using the straight-line method.

Grant Revenue Recognition -- The Company's Department of Energy (DOE) grant is funded on a cost reimbursement basis and payments received from the grant are treated as earned and recognized as revenue at the time expenditures reimbursable under the grant are incurred. The grant has provisions for advance payments. Grant receivables represent the amount by which expenditures exceed amounts received from the DOE under the grant; deferred revenues represent payments received from the DOE which exceed costs expended under the grant.

Income Taxes -- Due to losses at December 31, 2003 and 2002 and since inception, the Company has no provisions for income taxes. Deferred income tax results from timing differences in recognition of income and expense for financial accounting and tax reporting purposes. Timing differences arise from organization costs recognized currently for financial statement purposes as compared to amortization over 60 months for tax purposes and operating loss carry forwards.

Stock-Based Compensation -- The Company adopted a stock-based compensation plan on March 12, 2003. The Company will account for the options to employees using the intrinsic value method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The Company accounts for options granted to non-employees at their fair value in accordance with FAS 123, Accounting for Stock-Based Compensation.

Net Loss Per Share -- The computation of net loss per common share is based on the weighted-average number of shares outstanding during the periods presented. As of December 31, 2003 and 2002 there were no potentially dilutive equity items outstanding.

NOTE 2 - COMMON SHARES

EMPS Corporation formed the Company as a wholly owned Subsidiary by contributing $2,100 cash, paying $264 in expenses on behalf of the Company, and by assigning three patents it owned to the Company. As consideration, the Company issued 3,000,000 of its common shares to EMPS Corporation, representing all of the issued and outstanding common shares of the Company at the formation date. The patents assigned to the Company were valued at their historical cost to EMPS Corporation of $2,636.

On November 29, 2002, the shareholder approved a 3 for 1 forward stock split of the issued and outstanding common shares of the Company. At the time of the stock split the authorized number of shares and the par value remained unchanged. The accompanying financial statements have been retroactively restated for the effect of the stock split for all periods presented.

On December 31, 2002, the Company issued 300,000 common shares for $30,000 cash, or $0.10 per share to Techgrand Company Ltd., a Hong Kong limited company, which owns shares of the common stock of the Company's former parent.

NOTE 3 - RELATED PARTY TRANSACTIONS

The Company has no employees. Officers and directors have provided a small amount of services since inception; however no compensation has been paid or accrued due to the nominal value of such services. During the first six months of 2001, compensation of $20,000 was paid to the Company's DOE grant project manager, related by virtue of his ability to enter into transactions with the Company not at arms-length.

The Company is receiving free office space through a related Party. The value of the free rent to date has been of nominal value.

On February 16, 2004 the Company issue options of one million common shares to a current shareholders for services provided to the Company more fully described in note 8.

The Company decided to abandon its continuation-in-part (CIP) patent application during the quarter ended September 30, 2002. At December 31, 2001, the costs associated with this application were recorded as deferred patent costs. At the time of the abandonment, the costs for the CIP patent application had no future value and the $2,145 carrying amount of the deferred patent costs were charged to operations. The deferred patent costs had been paid on behalf of the Company by its Parent. At the time of the abandonment, the Parent forgave the debt advanced and the Company recorded a $2,145 capital contribution.

NOTE 4 - SUPPLEMENTAL INFORMATION ABOUT NON CASH INVESTING AND FINANCING ACTIVITIES

                                                                                     For the
                                                                                  Cumulative
                                                                                 Period From
                                                                            January 31, 2001
                                                                                    (Date of
                                                                                  Inception)
                                                                                     through
                                                                                 December 31,
                                                   ------------------------ -----------------
For the years ended December 31,                      2003             2002             2003
---------------------------------------------------------------------------------------------
Forgiveness of related party debt for
 contribution of equity                                $ -          $ 2,145          $ 2,145
Deferred patent costs paid by shareholder                -                -            2,145
Common shares issued for assignment of patents           -                -            2,636
=============================================================================================

NOTE 5 - INCOME TAXES

The Company has paid no federal or state income taxes since its incorporation. As of December 31, 2003, the Company had net operating loss carry forwards for federal income tax reporting purposes of $24,148, which, if unused, will expire between 2022 and 2023. The tax effect of the operating loss carry forwards at December 31, 2002 and 2003, is as follows:


December 31,                                   2003                    2002
-----------------------------------------------------------------------------
Operating loss carry forward                 $  9,040             $  3,369
Valuation allowance                            (9,040)              (3,369)
-----------------------------------------------------------------------------
Total Deferred Tax Asset                     $      -             $      -
=============================================================================


The following is a reconciliation of the income taxes computed using the federal statutory rate to the provision for income taxes:



For the years ended December 31,                2003                   2002
--------------------------------------------------------------------------------
Tax at federal statutory rate (34%)             $  (5,169)        $   (2,239)
State tax benefit                                    (502)              (217)
Change in valuation allowance                       5,671              2,456
--------------------------------------------------------------------------------
Provision for Income Taxes                      $       -         $        -
================================================================================

NOTE 6 - DEPARTMENT OF ENERGY AWARD

The Department of Energy (DOE), through its Office of Industrial Technologies
(OIT) 2000 Inventions and Innovation (I&I) Program, awarded a $199,000 grant to the Company during 2001 for the Company's project entitled "Development of a High-Frequency Eddy-Current Separator".

The grant is a DOE small business grant and thus the Company has no financial obligation to DOE under the award. The Company is not required to compensate DOE upon successful (or unsuccessful) commercialization of a prototype (such as for royalties or commissions). Prior to entering into the award the Company had the option to identify technical data that was proprietary and to elect to retain title to this proprietary data. In so doing, the unlimited right to such technical data by DOE was voided per DOE regulations. In accordance with DOE regulations a small business concern has a "subject invention" related to work done under the award it can obtain unlimited rights to the technical data for the "subject invention" and has license to use the invention only for government use not commercial use. Even so, if proper application and reporting is done for the "subject invention" the small business concern can retain title to the "subject invention" and the above rights to DOE to use the invention or technical data is voided. Management intends to perform the proper reporting and application process to retain title to any "subject invention" that may arise, if any, during the course of the award.

The original project period was from February 1, 2001 to January 31, 2003 but has been extended to June 30, 2004. Research assistance conducted under the grant has been subcontracted to two entities. During the years ended December 31, 2003 and 2002 the Company incurred grant expenses in the amount of $2,042 and $77,923, respectively. Total grant expenses from inception through December 31, 2003 is $142,122.

NOTE 7 - PATENTS

The Company received three patents by assignment from its parent at formation. The three patents related to the Company's particle separation technology and were valued at their historical cost to its parent of $2,636. Amortization expense is being recognized on a straight-line basis through 2013. Amortization expense for the years ending December 31, 2003 and 2002 was $205 per year. The amortization expense for each of the next five years is anticipated to be $205 per year.

NOTE 8 - STOCK OPTION PLAN

On March 12, 2003, the Board of Directors approved the EMPS Research Corporation 2003 Stock Option Plan (the "Plan"), which allows for the grant of up to 5,000,000 incentive stock options or nonqualified stock options. The exercise price of the incentive stock options granted under the Plan will be determined by the Stock Option Committee of the Board of Directors at the time of grant and may not be less than 100% of the fair value of the stock. The exercise price of an incentive stock option granted to a 10% shareholder shall not be less than 110% of the fair value of the stock. Expiration and vesting terms of options will be determined at the time of the grant.

Subsequent to December 31, 2003, on February 16, 2004, the Company issued two non-qualified options to purchase an aggregate of 2,000,000 common shares at an exercise price of $0.10 per share. The options, which expire on February 16, 2009, were issued to an outside consultant and to a current shareholder. The exercise price was determined by the board of directors and is equal to the cash price of the Company's most recent sale of common shares and the value for which the Company agreed to sell shares to Techgrand in the private equity credit agreement described below.

NOTE 9 - PRIVATE EQUITY CREDIT AGREEMENT

On November 12, 2003, the Company entered into a Private Equity Credit Agreement with Techgrand Company Limited, a Hong Kong limited company ("Techgrand"), a current shareholder. Techgrand has agreed to provide the Company with an equity credit line of up to $470,000. Pursuant to the Agreement, the Company can require Techgrand to purchase restricted common shares of the Company in increments of $75,000 to $100,000, up to a total of $470,000 worth of restricted Company common stock at the greater of $0.10 per share or 85% of the prevailing market price as defined in the Agreement. The Company intends to use these funds for operational expenses and to further its business activities. No funds have been advanced and no shares of the Company's common stock have been issued under this Agreement.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         On September 22, 2003, the Company received notice from David T. Thomson, P.C., the Company's independent auditors, indicating that as a result of the increased liability and cost placed upon independent auditors by the Sarbanes-Oxley Act of 2002, David T. Thomson, P.C., would no longer be providing independent auditing services to public reporting companies, including EMPS Research Corporation.

         The reports of David T. Thomson, P.C. on the Company's financial statements for the preceding two fiscal years did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles. During the Company's two most recent fiscal years and the subsequent interim period preceding the resignation of David T. Thomson, P.C., there were no disagreements between the Company and David T. Thomson P.C., on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which if not resolved to the satisfaction of David T, Thomson P.C., would have caused David
T. Thomson, P.C., to make reference to the matter in his reports.

         During October 2003, management of the Company consulted with a representative of Hansen, Barnett & Maxwell, Certified Public Accountants, Salt Lake City, Utah, for purposes of determining whether Hansen, Barnett & Maxwell would be interested in becoming the Company's new independent auditors. After such discussions, on November 5, 2003, the Company's Board of Directors resolved to retain Hansen, Barnett & Maxwell as its independent auditors.

         During the consultation with Hansen, Barnett & Maxwell, or prior thereto, no one representing the Company consulted with Hansen, Barnett & Maxwell regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company's financial statements and Hansen, Barnett & Maxwell had not provided the Company, or someone on its behalf, either written or oral advice on any factor, issue or item of accounting, auditing or financial reporting.

Item 8A. Controls and Procedures

         (a) Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the Company's disclosure controls and procedures as of a date (the "Evaluation Date") within 90 days of the filing of this annual report. Based on their evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms.

         (b) Changes in Internal Controls and Procedures. Subsequent to the Evaluation Date, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons.

         The following table sets forth the Company's directors, executive officers, promoters and control persons, their ages, and all offices and positions held within the Company. Directors are elected for a period of one year and thereafter serve until their successor is duly elected by the stockholders and qualified. Officers and other employees serve at the will of the Board of Directors.

Name of Director  Age      Term Served as           Positions with EMPS Research
----------------  ---      --------------           ----------------------------

Louis Naegle      38       Since January 2001       President, Treasurer, and
                                                    Director

Jennifer Preece   23       Since September 2003     Chief Financial Officer,
                                                    Secretary and Director

Timur Kunayev     25       Since February 2004      Director

         The above individuals will serve as the Company's officers and/or directors. A brief description of their positions, proposed duties and their background and business experience follows:

         Louis Naegle, President, Treasurer and Director. Mr. Naegle graduated from the University of Utah in 1991 with a Bachelor of Arts degree in Political Science. Mr. Naegle brings over 13 years experience in marketing and sales. He earned top sales awards while working for a large international homebuilder. In 1996-1997, he owned a successful sales consulting business with annual sales revenue of about $70,000. From 1994 through 1998, Mr. Naegle was employed as a sales agent for Equimark Properties, Inc. Since 1998, he has been a licensed real estate broker. Mr. Naegle has sold over $30,000,000 in real estate. He currently owns LISN Investments, LC., a limited liability company used for the purchase and sale of real estate. He also brings experience from the international arena where he served as liaison in the former Soviet Union for SATCO International, a trading company specializing in tourism and sales of consumer products. Mr. Naegle is not currently serving as a director of any other reporting company.

         Jennifer Preece, Chief Financial Officer, Secretary and Director. Mrs. Preece is currently and has been employed as a commercial real estate agent in Salt Lake City, Utah since 1999. At this time, Mrs. Preece intends to maintain her current full-time employment as a commercial real estate agent in addition to the services she will provide the Company. Prior to her employment as a Commercial Real Estate Agent, Mrs. Preece worked from 1998 to 1999 as a marketing specialist for a real estate broker. Mrs. Preece earned a B.S. degree in Economics from the University of Utah in May 2003. Mrs. Preece is not currently serving as a director of any other reporting company.

         Timur Kunayev, Director. Mr. Kunayev has been employed with the EMPS Corporation since December 2002 as an information technology specialist. Prior to accepting employment with the Company, Mr. Kunayev was a student and the University of Utah. Mr. Kunayev earned a B.S. degree in Computer Engineering from the University of Utah in May 2002. Mr. Kunayev is fluent in Russian, Kazakh and English. Mr. Kunayev is not currently serving as a director of any other reporting company.

Compliance with Section 16(a) of the Exchange Act

         Directors and executive officers are required to comply with Section 16(a) of the Securities Exchange Act of 1934, which requires generally that such persons file reports regarding ownership of and transactions in securities of the Company on Forms 3, 4, and 5. A Form 3 is an initial statement of ownership of securities. Form 4 is to report changes in beneficial ownership. Form 5 covers annual statements of change in beneficial ownership.

         Based solely on a review of Forms 3, 4 and 5 and amendments thereto furnished to the Company during its most recent fiscal year, it appears that Mr. Naegle, Mrs. Preece and Mr. Kunayev failed to timely file Form 3s. The required disclosure for Mr. Naegle and Mrs. Preece has been included in the Form 5s filed by them.

Indemnification of Directors and Officers.

         The statutes, charter provisions, bylaws, contracts or other arrangements under which controlling persons, directors or officers of the registrant are insured or indemnified in any manner against any liability which they may incur in such capacity are as follows:

         The Company's Articles of Incorporation and Bylaws limit liability of and indemnify its Officers and Directors to the full extent permitted by the Utah Revised Business Corporation Act ("Utah Act").

         Under the Utah Act, a Utah corporation has the authority to indemnify officers and directors:

         (1) Except as provided in Subsection (4), a corporation may indemnify an individual made party to a proceeding because he is or was a director, against liability incurred in the proceeding if:

                  (a) his conduct was in good faith; and

                  (b) he reasonably believed that his conduct was in, or not opposed to, the corporation's best interests; and

                  (c) in the case of any criminal proceeding, he had no reasonable cause to believe his conduct was unlawful.

         (2) A director's conduct with respect to any employee benefit plan for a purpose he reasonably believed to be in or not opposed to the interests of the participants in and beneficiaries of the plan is conduct that satisfies the requirement of Subsection (1)(b).

         (3) The termination of a proceeding by judgment, order, settlement, conviction, or upon a plea of nolo contendere or its equivalent is not, of itself, determinative that the director did not meet the standard of conduct described in this section.

         (4) A corporation may not indemnify a director under this section:

                  (a) in connection with a proceeding by or in the right of the corporation in which the director was adjudged liable to the corporation; or

                  (b) in connection with any other proceeding charging that the director derived an improper personal benefit, whether or not involving action in his official capacity, in which proceeding he was adjudged liable on the basis that he derived an improper personal benefit.

         (5) Indemnification permitted under this section in connection with a proceeding by or in the right of the corporation is limited to reasonable expenses incurred in connection with the proceeding.

         In accordance with the Utah Act indemnification may also be provided as follows:

         (1) an officer of the corporation is entitled to mandatory indemnification, and is entitled to apply for court-ordered indemnification, in each case to the extent as a director.

         (2) the corporation may indemnify and advance expenses to an officer, employee, fiduciary, or agent of the corporation to the same extent as to a director; and

         (3) a corporation may also indemnify and advance expenses to an officer, employee, fiduciary, or agent who is not a director to a greater extent, if not inconsistent with public policy, and if provided for by its articles of incorporation, bylaws, general or specific action of its board of directors, or contract.

Item 10. Executive Compensation.

         The following chart sets forth the compensation paid by the Company to each of its Executive Officers and Directors during the last three fiscal years:

                                           SUMMARY COMPENSATION TABLE

                                                              Long Term           Compensation
                                                              ------------------  ---------------------
                            Annual Compensation               Awards              Payouts
                         -----------------------------------  ------------------  ---------------------
                                                              Restricted
Name and Principal                   Bonus    Other Annual    Stock     Options/  LTIP      All Other
Position           Year   Salary       $      Compensation    Awards    SARs      Payout   Compensation
------------------ ----   ------     -----    ------------    --------- --------- -------  ------------
Louis Naegle       2003     -0-       -0-          -0-          -0-     -0-        -0-         -0-
President, CEO     2002     -0-       -0-          -0-          -0-     -0-        -0-         -0-
Director

Jennifer Preece    2003     -0-       -0-          -0-          -0-     -0-        -0-         -0-
CFO, Director

Timothy L. Adair   2003     -0-       -0-          -0-          -0-     -0-        -0-         -0-
Former CFO,        2002     -0-       -0-          -0-          -0-     -0-        -0-         -0-
Former Director

         No other compensation has been paid directly or accrued to any other officer or director of the Company to date. The Company has no policy for compensating its directors for attendance at Board of Directors meetings or for other services as directors.

         Compensation of officers and directors is determined by the Company's Board of Directors and is not subject to shareholder approval. None of the officers and directors of the Company have employment agreements with the Company.

         In the past three years no executive officer has received any amounts in connection with his resignation, retirement, or other termination. No executive officer received any amounts in the last three years in connection with a change in control of the Company of a change in the executive officer's responsibilities after a change in control.

         The Company has no retirement, pension, or benefit plan at the present time, however, the Board of Directors may adopt plans as it deems to be reasonable under the circumstances.

Item 11. Security Ownership of Certain Beneficial Owners and Management

         The term "beneficial owner" refers to both the power of investment and the right to buy and sell shares of the Company. It also refers to rights of ownership or the right to receive distributions from the Company and proceeds from the sale of Company shares. Since these rights may be held or shared by more than one person, each person who has a beneficial ownership interest in shares is deemed to be the beneficial owners of the same shares because there is shared power of investment or shared rights of ownership.

         The following table sets forth as of March 29, 2004 the name and the number of shares of the Registrant's Common Stock, par value of $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Registrant to own beneficially, more than 5% of the 3,300,000 issued and outstanding shares of the Company's Common Stock, and the name and shareholdings of each director and of all officers and directors as group.

Type of                                       Amount & Nature of         % of
Security Name and Address                   Beneficial Ownership        Class
-------- ----------------                   --------------------        -----

Common   Dora International Limited                325,077               6.1%
         P.O. Box 357
         Pirouet House, Union Street
         St. Helier, Jersey, Channel Islands
         JE4 9WQ, United Kingom

Common   Laird Garrard                             325,077               6.1%
         Dostyk 63-65/ Shevchenko 13
         Almaty 480100
         Republic of Kazakhstan

Common   Geoffrey Hadley(1)                      1,000,000              18.9%
         Unit 3, #6, Dorinda Crescent
         Underwood, Queensland, Australia 4119

Common   Timur Kunayev(2)                            -0-                 -0-
         875 Donner Way, Unit 705
         Salt Lake City, Utah 84108

Common   Louis Naegle(2)                             -0-                 -0-
         875 Donner Way, Unit 705
         Salt Lake City, Utah 84108

Common   Petroleum Group Services Limited        1,408,653              26.6%
         P.O. Box 544
         14 Britania Place Bath Street
         St. Helier, Jersey, Channel Islands
         JE2 4SU, United Kingdom

Common   Jennifer Preece(2)                          -0-                 -0-
         875 Donner Way, Unit 705
         Salt Lake City, Utah 84108

Common   Paul Roberts                              325,077               6.1%
         Dostyk 63-65/ Shevchenko 13
         Almaty 480100
         Republic of Kazakhstan

Common   Satco International Limited(3)          1,221,400              23.0%
         Room 304, Arion Commercial Centre
         2-12 Queens Road West
         Hong Kong, People's Republic of China

Common   Techgrand Company Limited                 625,077              11.8%
         Room 304, Arion Commercial Centre
         2-12 Queens Road West
         Hong Kong, People's Republic of China

--------------------------------------------------------------------------------

All officers and directors                            -0-                -0-
as a group (3 persons)

--------------------------------------------------------------------------------

                  TOTAL                          5,230,361              98.7%

--------------------------------------------------------------------------------

(1) Includes 1,000,000 shares issuable pursuant to outstanding stock options that may be exercisable within 60 days of the date of this report.
(2) Mr. Naegle and Mrs. Preece are officers and directors of the Company. Mr. Kunayev is a director of the Company.
(3) Includes 221,400 shares of common stock held directly by Satco International Limited. Includes 1,000,000 shares issuable pursuant to outstanding stock options that may be exercisable within 60 days of the date of this report.

Change in Control

         To the knowledge of the management, there are no present arrangements or pledges of the Company's securities that may result in a change in control of the Company.

Item 12. Certain Relationships and Related Transactions.

         On May 22, 2003, the board of directors of EMPS Corporation, the former parent of the Company, recommended undertaking a spin-off distribution to its shareholders of the 3,000,000 common shares of the Company it held. The spin-off distribution was made in conformity with and in reliance upon the Securities and Exchange Commission (the "Commission") Staff Legal Bulletin 4, issued by the Commission on September 16, 1997. Both the management of the Company and EMPS Corporation were in agreement that the spin-off transaction would benefit both corporations.

         On May 23, 2003, the majority shareholders of EMPS Corporation approved the spin-off distribution. The spin-off distribution was completed on or about August 6, 2003. EMPS Corporation distributed the 3,000,000 shares of Company common stock it held to the EMPS Corporation shareholders pro-rata on a one share for ten basis. The EMPS Corporation shareholders paid no consideration for the Company common shares they received.

         On November 12, 2003, the Company entered into a Private Equity Credit Agreement with a shareholder, Techgrand Company Limited, a Hong Kong limited company ("Techgrand") whereby Techgrand agreed to provide the Company an Equity Credit Line of up to $470,000. Pursuant to the Agreement, the Company can require Techgrand to purchase restricted common shares of the Company in increments of $75,000 to $100,000, up to a total of $470,000 worth of restricted Company common stock at the greater of $0.10 per share or 85% of the prevailing market price as defined in the Agreement. The Company intends to use these funds for operational expenses and to further its business activities. To date the Company has not requested and Techgrand has not provided any funding.

         Subsequent to the quarter end, on February 16, 2004, the board of directors of the Company approved the grant of an option to acquire 1,000,000 shares common stock of the Company to Satco International Limited, a shareholder of the Company for technology and asset acquisition and business development services. The option carries an exercise price of $0.10 per share. The option may not be exercised until such time as the Company has acquired, through purchase or otherwise, assets with a fair market value of at least $2,000,000, as determined by the board of directors. The option expires on February 16, 2009. The Company granted Satco a registration right in connection with the exercise of the options and/or the resale of the underlying common shares.

                                     PART IV

Item 13. Exhibits and Reports on Form 8-K.

         (a) Reports on Form 8-K.

         On October 9, 2003, the Company filed a Current Report on Form 8-K to report that its independent auditor, David T. Thomson, P.C. had resigned. Mr. Thomson's resignation was not the result of any disagreement between the Company and Mr. Thomson on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures.

         On November 7, 2003, the Company filed a Current Report on Form 8-K to report that it had retained the services of Hansen, Barnett & Maxwell, certified public accountants, to act as its independent auditors.

         (b) Exhibits. The following exhibits are included as part of this report:

         Exhibit 31.1 Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
         Exhibit 31.2 Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
         Exhibit 32.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 14. Principal Accountant Fees and Services

Audit Fees

         The aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements, review of our financial statements included in our quarterly reports and other fees that are normally provided by our accountant in connection with our audits during the fiscal years ended December 31, 2003 and 2002 were $1,845 and $1,750, respectively.

Audit Related Fees

         The aggregate fees billed for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements, other than amounts previously reported in this Item 14 for the fiscal years ended December 31, 2003 and 2002 were $0 and $0, respectively.

Tax Fees

         The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advices and tax planning for the fiscal years ended December 31, 2003 and 2002, were $195 and $0, respectively.

All Other Fees

         During the fiscal year ended August 31, 2003, our principal accountant billed us $175 for review, consultation and response to comments issued by the Securities and Exchange Commission in connection with the Company Form 10-SB. There were no other fees billed by our principal accountant for the fiscal years ended August 31, 2003 and 2002, except as provided above.

Audit Committee

         Our directors serve as our audit committee and have pre-approved all of the above amounts billed to the Company prior to incurring the expenses associated therewith.


                                   SIGNATURES

         In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf, thereunto duly authorized.


                                        EMPS RESEARCH CORPORATION



Date: March 29, 2004                    /s/ Louis Naegle
                                        ----------------------------------------
                                        Louis Naegle, Chief Executive Officer



Date: March 29, 2004                    /s/ Jennifer Preece
                                        ----------------------------------------
                                        Jennifer Preece, Chief Financial Officer