Form 10QSB
period 2004-03-31
EMPS RESEARCH CORP
filed 2004-05-17
CIK 1223550

United States
                       Securities and Exchange Commission
                              Washington, DC 20549

                                   FORM 10-QSB

                  Quarterly Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For the Quarter Ended                                     Commission File Number
March 31, 2004                                                           0-50218


                            EMPS RESEARCH CORPORATION
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                                      UTAH
           ------------------------------------------------------------
          (State or other jurisdiction of incorporation or organization

                                   87-0669131
                       -----------------------------------
                      (I.R.S. Employer Identification No.)


              875 Donnor Way, Unit 705, Salt Lake City, Utah 84108
              ----------------------------------------------------
                    (Address of principal executive offices)

                                 (801) 582-1881
              ---------------------------------------------------
              (Registrant's telephone number, including area code)



Securities registered pursuant to Section 12 (b) of the Act:   None.

Securities registered pursuant to section 12(g) of the Exchange Act: Common, $0.001 par value

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [X] No [ ]

As of May 10, 2004, the issuer had 3,300,000 shares of its $0.001 par value common stock outstanding.

                                      INDEX

                            EMPS Research Corporation
                                   Form 10-QSB
                      For The Quarter Ending March 31, 2004

Part I. Financial Information Page

         Item 1.  Financial Statements
                  Condensed Balance Sheets (Unaudited) - March 31, 2004
                    and December 31, 2003                                    3

                  Condensed Statements of Operations (Unaudited)
                    For the Three Months Ended March 31, 2004
                    and 2003, and for the Cumulative Period from
                    January 31, 2001 (Date of Inception) through
                    March 31, 2004                                           4

                  Condensed Statements of Cash Flows (Unaudited)
                    For the Three Months Ended March 31, 2004 and 2003,
                    and for the Cumulative Period from January 31, 2001
                    (Date of Inception) through March 31, 2004               5

                  Notes to Condensed Financial Statements (Unaudited)        6

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition or Plan of Operation                             9

         Item 3.  Controls and Procedures                                   11


Part II. Other Information

         Item 6.  Exhibits and Reports on Form 8-K                          12

                  (a) Exhibits

                      31. Certification of the President, Chief Executive Officer and Chief Financial Officer

                      32.      Certificate of the President, Chief
                               Executive Officer and Chief Financial
                               Officer pursuant to 18 U.S.C.ss.1350

                  (b) Reports on Form 8-K

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

EMPS RESEARCH CORPORATION
(A Development Stage Company)
CONDENSED BALANCE SHEETS
(Unaudited)

                                                                                        March 31,          December  31,
                                                                                             2004                   2003
-------------------------------------------------------------------------------------------------------------------------
ASSETS

Current Assets
Cash                                                                                 $     14,582           $     22,531
-------------------------------------------------------------------------------------------------------------------------

Total Current Assets                                                                       14,582                 22,531
-------------------------------------------------------------------------------------------------------------------------

Other Assets
Patents and deferred patent costs, net of amortization
  of $642 and $590                                                                          1,994                  2,046
-------------------------------------------------------------------------------------------------------------------------

Total Other Assets                                                                          1,994                  2,046
-------------------------------------------------------------------------------------------------------------------------

Total Assets                                                                         $     16,576           $     24,577
=========================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable                                                                     $      4,496           $      2,413
Franchise tax payable                                                                         100                    100
Deferred revenue                                                                            8,729                  9,190
-------------------------------------------------------------------------------------------------------------------------

Total Current Liabilities                                                                  13,325                 11,703
-------------------------------------------------------------------------------------------------------------------------

Shareholders' Equity
Common stock; $0.001 par value, 50,000,000
  shares authorized, 3,300,000 and 3,300,000 shares
  issued and outstanding respectively                                                       3,300                  3,300
Additional paid-in capital                                                                224,503                 33,845
Deficit accumulated during the development stage                                         (224,552)               (24,271)
-------------------------------------------------------------------------------------------------------------------------

Total Shareholders' Equity                                                                  3,251                 12,874
-------------------------------------------------------------------------------------------------------------------------

Total Liabilities and Shareholders' Equity                                           $     16,576           $     24,577
=========================================================================================================================


                         The accompanying notes are an integral part of these financial statements

                                                               3

EMPS RESEARCH CORPORATION
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)



                                                                                                            For the
                                                                                                         Cumulative
                                                                                                        Period from
                                                                                                   January 31, 2001
                                                       For the Three Months Ended March 31,     (Date of Inception)
                                                   ----------------------------------------                 through
                                                               2004                   2003           March 31, 2004
--------------------------------------------------------------------------------------------------------------------
Revenue                                                $          -           $          -             $          -
--------------------------------------------------------------------------------------------------------------------

Expenses
General and administrative                                  200,229                  3,213                  213,211
Amortization expense                                             52                     51                      641
--------------------------------------------------------------------------------------------------------------------

Total Expenses                                              200,281                  3,264                  213,852
--------------------------------------------------------------------------------------------------------------------

Net Loss From Operations                                   (200,281)                (3,264)                (213,852)

Other Income (Expense)
Grant revenue                                                   461                  2,392                  142,583
Grant expense                                                  (461)                (2,392)                (142,583)
Interest expense                                                  -                      -                      (42)
--------------------------------------------------------------------------------------------------------------------

Total Other Expense                                               -                      -                      (42)
--------------------------------------------------------------------------------------------------------------------

Net Loss                                               $   (200,281)          $     (3,264)            $   (213,894)
====================================================================================================================

Basic and Diluted Loss Per Share                       $      (0.00)          $      (0.00)
============================================================================================

Weighted Average Common
  Shares Outstanding                                      3,300,000              3,300,000
============================================================================================



                     The accompanying notes are an integral part of these financial statements

                                                          4

EMPS RESEARCH CORPORATION
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)



                                                                                                                        For the
                                                                                                                     Cumulative
                                                                                                                    Period from
                                                                                                               January 31, 2001
                                                                        For the Three Months Ended March 31, (Date of Inception)
                                                                 --------------------------------------------           through
                                                                               2004                 2003         March 31, 2004
--------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
Cash from grant                                                        $          -         $          -           $    151,312
Cash paid for grant expenses                                                   (461)              (1,451)              (142,583)
Cash paid for interest                                                            -                    -                    (42)
Cash paid for non-grant expense                                              (7,488)              (3,413)               (26,205)
--------------------------------------------------------------------------------------------------------------------------------

Cash Used in Operating Activities                                            (7,949)              (4,864)               (17,518)
--------------------------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities:
Proceeds from sale of common stock                                                -                    -                 32,100
--------------------------------------------------------------------------------------------------------------------------------

Cash Provided by Financing Activities                                             -                    -                 32,100
--------------------------------------------------------------------------------------------------------------------------------

Net Change in Cash                                                           (7,949)              (4,864)                14,582

Cash at the Beginning of the Period                                          22,531               34,437                      -
--------------------------------------------------------------------------------------------------------------------------------

Cash at End of the Period                                              $     14,582         $     29,573           $     14,582
================================================================================================================================

Reconciliation of Net Loss to Cash
   Used in Operating Activities
--------------------------------------------------------------------------------------------------------------------------------

Net Loss                                                               $   (200,281)        $     (3,264)          $   (224,552)

Adjustments to reconcile net loss to
  cash used in operating activities:
    Options granted for services                                            190,658                    -                190,658
    Amortization of patent costs                                                 52                   51                    642
    Organization costs paid by issuance
      of common stock                                                             -                    -                    264
    Impairment of patent                                                          -                    -                  2,145
    Change in assets and liabilities:
      Prepaid assets                                                              -                  941                      -
      Accounts payable                                                        2,083                 (200)                 4,496
      Franchise tax payable                                                       -                    -                    100
      Deferred revenue                                                         (461)              (2,392)                 8,729
--------------------------------------------------------------------------------------------------------------------------------

Net Cash Used in Operating Activities                                  $     (7,949)        $     (4,864)          $    (17,518)
================================================================================================================================



                     The accompanying notes are an integral part of these financial statements

                                                         5

EMPS RESEARCH CORPORATION
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2004
(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
------------------------------------------------------------------

Condensed Interim Financial Statements - The accompanying unaudited condensed financial statements include the accounts of EMPS Research Corporation ("the Company"). These financial statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent annual financial statements for the years ended December 31, 2003 and 2002, included in the form 10-KSB filed with the United States Securities and Exchange Commission on March 30, 2004. In particular, the Company's significant accounting principles were presented as
Note 1 to the Financial Statements in that report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed financial statements are not necessarily indicative of the results that may be expected for the full year ending December 31, 2004.

Basis of Presentation - EMPS Research Corporation was organized under the laws of the State of Utah on January 31, 2001 and elected a fiscal year end of December 31st. EMPS Corporation, the Company's former parent, formed the Company by giving cash and patented technology in exchange for all of the issued and outstanding shares of EMPS Research Corporation. The accompanying financial statements include only the accounts of EMPS Research Corporation and are not presented on a consolidated basis with EMPS Corporation which was its Parent Company. At March 31, 2004 and 2003 EMPS Corporation owned 0% and 91%, respectively, of the common stock of EMPS Research Corporation. Effective May 23, 2003, EMPS Research Corporation was spun-off from EMPS Corporation. The 3,000,000 shares of the Company's common stock owned by EMPS Corporation were distributed to shareholders of EMPS Corporation and at that date the Company was no longer a subsidiary of EMPS Corporation. Certificates for the spin-off were issued July 31, 2003.

Stock-Based Compensation - On March 12, 2003 the Company adopted a stock-based employee compensation plan. The Company will account for the options using the intrinsic value method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Employee stock options have not been granted nor have any employee stock awards occurred; therefore, no employee stock-based compensation has been recognized in the accompanying financial statements nor would there have been any employee stock-based compensation using the fair value method to value grants or awards.

The Company accounts for its stock-based compensation issued to non-employees using the fair value method in accordance with SFAS No. 123, Accounting for Stock-Based Compensation. Under SFAS No. 123, stock-based compensation is determined as the fair value of the equity instruments issued. The measurement date for these issuances is the earlier of the date at which a commitment for performance by the recipient to earn the equity instruments is reached or the date at which the recipient's performance is complete. Stock-based compensation to non-employees totaled $190,658.

EMPS RESEARCH CORPORATION
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2004
(UNAUDITED)

Basic and Diluted Loss Per Share - Basic and diluted loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. At March 31, 2004, there were outstanding stock equivalents to purchase 2,000,000 shares of common stock that were not included in the computation of basic and diluted loss per share as their effect would have been anti-dilutive, thereby decreasing the net loss per common share.

NOTE 2 - RELATED PARTY TRANSACTIONS
-----------------------------------

The Company is receiving free office space through a related Party. The value of the free rent to date has been of nominal value.

On February 16, 2004 the Company issued options for one million common shares to a current shareholder for services provided to the Company more fully described in Note 5.

NOTE 3 - DEPARTMENT OF ENERGY AWARD
-----------------------------------

The Department of Energy (DOE), through its Office of Industrial Technologies
(OIT) 2000 Inventions and Innovation (I&I) Program awarded a grant to the Company during 2001. The Company's application was titled "Development of a High-Frequency Eddy-Current Separator". The grant was approved in the amount of $199,000.

The grant is a DOE small business grant and thus the Company has no financial obligation to DOE under the award. The Company is not required to compensate DOE upon successful (or unsuccessful) commercialization of a prototype (such as for royalties or commissions). Prior to entering into the award as a small business concern, the Company had the option to identify technical data that was proprietary and to elect to retain title to this proprietary data. In so doing this election, the unlimited right to such technical data by DOE was voided per DOE regulations. Per DOE regulations, if the Company has a "subject invention" related to work done under the award it can obtain unlimited rights to the technical data for the "subject invention" and has license to use the invention only for government use, not commercial use. Even so, if proper application and reporting is done for the "subject invention" the Company can retain title to the "subject invention" and the above rights to DOE to use the invention or technical data is void. Management intends to perform the proper reporting and application process to retain title to any "subject invention" that may arise, if any, during the course of the award.

The original project period for the grant was from February 1, 2001 to January 31, 2003 but has been extended to June 30, 2004. Research assistance to be conducted under the grant has been subcontracted to two entities. During the three months ended March 31, 2004 the Company incurred grant expenses in the amount of $461. Total grant expenses from inception through March 31, 2004 is $142,583.

NOTE 4 - STOCK OPTION PLAN
--------------------------

On March 12, 2003, the Board of Directors approved the EMPS Research Corporation 2003 Stock Option Plan (the "Plan"), which allows for the grant of up to 5,000,000 incentive stock options or nonqualified stock options. The exercise price of the incentive stock options granted under the Plan will be determined by the Stock Option Committee of the Board of Directors at the time of grant and may not be less than 100% of the fair value of the stock. The exercise price of an incentive stock option granted to a 10% shareholder shall not be less than 110% of the fair market value of the stock. Expiration and vesting terms of options will be determined at the time of the grant.

EMPS RESEARCH CORPORATION
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2004
(UNAUDITED)

On February 16, 2004 the Company issued two non-qualified options to purchase an aggregate of 2,000,000 common shares at an exercise price of $0.10 per share. The options, which expire on February 16, 2009, were issued to an outside consultant and to a current shareholder for services. The options can not be exercised until the company acquires assets with a fair market value of at least $2,000,000. The exercise price on the grant date was determined by the Board of Directors and is equal to the cash price of the Company's most recent sale of common shares and the value for which the Company agreed to sell shares to Techgrand Company Limited, a Hong Kong limited company in the private equity credit agreement described in Note 5.

The Company valued the issuance of options to purchase 2,000,000 common shares at $190,658, or approximately $0.09 per share, with the related expense charged to operations. The Company estimated the value of the options granted on the date granted using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 3.06%, expected dividend yield of 0.0%, expected life of 5 years and expected volatility of 175%. The expense is recognized in the period the options were granted.

NOTE 5 - PRIVATE EQUITY CREDIT AGREEMENT
----------------------------------------

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

Item 2.  Managements Discussion and Analysis or Plan of Operations
------------------------------------------------------------------

         Forward Looking Information and Cautionary Statement
         ----------------------------------------------------

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

         Actual results or events could differ materially from those discussed in the forward-looking statements. See our report on Form 10-KSB as filed with the Securities and Exchange Commission for further information. We disclaim any obligation to publicly update, revise or correct any forward-looking statements, whether as a result of new information, future events or otherwise.

         The information contained in this analysis should be read in conjunction with the financial statements contained herein and related disclosures.

         Overview
         --------

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

         The Company's business activity is focused on continuing research and development efforts to develop and test prototype equipment derived from the patents. The Company has primarily funded its research and development activities from a research grant awarded to the Company from the Department of Energy's Office of Industrial Technologies 2000 Inventions and Innovation program. The Company received the research grant in January of 2001 in the amount of one hundred ninety-nine thousand dollars ($199,000). As of March 31, 2004, the Company had spent approximately $142,600 of the grant.

         The Company also intends to investigate other technologies and opportunities, particularly in the Republic of Kazakhstan, where the Company's current technology was invented.

         Plan of Operations
         ------------------

         On or about January 16, 2001, the Company received a research grant in the amount of $199,000 from the Department of Energy ("DOE"), through its Office of Industrial Technologies 2000 Inventions and Innovation ("I&I") program for use in developing an HFECS prototype. The Company recently received approval to extend the grant period through June 2004 and is currently negotiating a longer extension with the DOE.

         Altaire Systems is assisting the Company in designing, fabricating and assembling the prototype HFECS. Altaire Systems will also be responsible for field testing and training. Altaire Systems began work on the prototype in February 2001 and has finished much of the design, fabrication and assembly of the initial prototype. The Company had hoped to have a completed initial prototype from Altaire Systems for testing during the second quarter of 2004. Based on the work completed to date and initial testing, however, the Company and Altaire Systems have determined the need to reconfigure the drive system to better suit the needs of the Company's target market. The Company hopes to have a fully functional initial prototype by year-end 2004. The funds to pay Altaire Systems have and will come from the I&I grant money.

         The Company had retained the University of Utah to test and analyze equipment design and implementation, test working scale models and perform the needed data analysis and computer modeling once the prototype is fully functional. The University of Utah was also going to assess and develop a plan for commercializing the technology. For these services, the University of Utah was to be paid an estimated total of $104,968. With the recognition that the drive system for the Company's HFECS needs to be reconfigured to better address industry needs, the Company did not anticipate having sufficient grant funds to continue to retain the services of the University of Utah and allowed its contract with the University of Utah to lapse. As the majority of the remaining I&I grant funds will now be used to change the configuration of the HFECS, the Company will seek an industry partner willing to cost share in the testing and final development of the HFECS.

         As of March 31, 2004, the Company had spent approximately $143,000 of the I&I grant money. The Company expects that most of the remaining approximately $56,000 I&I grant money will be paid to Altaire to finish development of the prototype.

         The Company anticipates that the prototype will be fully operational by year-end 2004. The Company does not plan to market or manufacture the equipment. Rather, it plans to research, develop and test the prototype. If and when testing proves to be successful, the Company will seek to license the technology for marketing and manufacture. The Company expects that the prototype will work in smaller commercial settings.

         It is the Company's intent to pursue outside sources through licensing agreements to market and exploit the commercial applications of this technology. To date, however, the Company has made limited contacts with outside sources and no firm commitments or license arrangements are in place.

         In November 2003, the Company entered into a Private Equity Credit Agreement whereby Techgrand Company Limited, a Hong Kong limited company has agreed to provide the Company an Equity Credit Line of up to $470,000 in exchange for common shares of the Company at the greater of $0.10 per share or 85% of the prevailing market price as defined in the Agreement. The Company believes it can satisfy its current cash requirements for the next twelve months from the remaining proceeds of the I&I grant and from funds provided under the Private Equity Credit Agreement with Techgrand.

         In addition, the Company has been invited by the DOE to make application for the DOE NICE(3) grant in conjunction with the Utah Engineering Experiment Station at the University of Utah and the University's industry partners in Utah. The NICE(3) grant is a cost sharing program for projects that develop and demonstrate advances in energy efficient and clean production technologies. To date the Company has not actively pursued this grant because it has been unsuccessful in finding an industry partner. The Company continues to seek an industry partner, and when an appropriate partner is found, the Company intends to make application for the NICE3 grant.

Item 3.  Controls and Procedures
--------------------------------

         (a) Evaluation of Disclosure Controls and Procedures. The Company's Principal Executive Officer and Principal Financial Officer have conducted an evaluation of the Company's disclosure controls and procedures as of a date (the "Evaluation Date") within 90 days of filing this quarterly report. Based on their evaluation, the Company's Principal Executive Officer and Principal

Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms.

         (b) Changes in Internal Controls and Procedures. Subsequent to the Evaluation Date, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.


                           PART II - OTHER INFORMATION

Item 2.  Changes in Securities
------------------------------

         No instruments defining the rights of the holders of any class of registered securities have been materially modified, limited or qualified during the quarter ended March 31, 2004.

         On February 16, 2004, the Board of Directors approved the grant of two options under the EMPS Research Corporation 2003 Stock Option Plan for technology and asset acquisition and business development services. Options to purchase up to 1,000,000 shares each of Company common stock were granted to two consultants who will provide these services. The options have an exercise price of $0.10 per share. The options may not be exercised by the consultants until such time as the Company has acquired, through purchase or otherwise, assets with a fair market value of at least $2,000,000, as determined by the Board of Directors of the Company. The options expire five years from the date of grant. The Company estimated the aggregate fair value of the options granted to be $190,658, or $0.09 per share. The options were granted without registration under the Securities Act of 1933 in reliance upon an exemption from registration provided by Section 4(2) of the Securities Act.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

         (A) Reports on Form 8-K

         None.


         (B) Exhibits. The following exhibits are included as part of this report:

          Exhibit No.                       Exhibit
          -----------                       -------

         Exhibit 31.1 Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         Exhibit 31.2 Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         Exhibit 32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this to be signed on its behalf by the undersigned thereunto duly authorized.

                                                EMPS Research Corporation



May 14, 2004                                    By: /s/ Louis Naegle
                                                   -----------------------------
                                                    Louis Naegle,
                                                    Principal Executive Officer



May 14, 2004                                    By:  /s/ Jennifer Preece
                                                   -----------------------------
                                                   Jennifer Preece,
                                                   Principal Financial Officer