Form 10QSB
period 2004-06-30
EMPS RESEARCH CORP
filed 2004-08-16
CIK 1223550

United States
                       Securities and Exchange Commission
                              Washington, DC 20549

                                   FORM 10-QSB

                  Quarterly Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For the Quarter Ended                                     Commission File Number
June 30, 2004                                                            0-50218

                            EMPS RESEARCH CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                                      UTAH
          -------------------------------------------------------------
          (State or other jurisdiction of incorporation or organization

                                   87-0669131
                      ------------------------------------
                      (I.R.S. Employer Identification No.)


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

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [X ] No [ ]

As of August 10, 2004, the issuer had 3,300,000 shares of its $0.001 par value common stock outstanding.

                                      INDEX

                            EMPS Research Corporation
                                   Form 10-QSB
                      For The Quarter Ending June 30, 2004

                       Part I. Financial Information Page

Item 1.   Financial Statements
            Condensed Balance Sheets (Unaudited) - June 30, 2004
            and December 31, 2003                                            3

          Condensed Statements of Operations (Unaudited)
            For the Three and Six Months Ended June 30, 2004
            and 2003, and for the Cumulative Period from
            January 31, 2001 (Date of Inception) through June 30, 2004       4

          Condensed Statements of Cash Flows (Unaudited)
            For the Six Months Ended June 30, 2004 and 2003,
            and for the Cumulative Period from January 31, 2001 (Date
            of Inception) through June 30, 2004                              5

          Notes to Condensed Financial Statements (Unaudited)                6

Item 2.   Management's Discussion and Analysis of Financial
            Condition or Plan of Operation                                   9

Item 3.   Controls and Procedures                                           11


Part II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K                                  11

         (a)      Exhibits

                  31.      Certification of the President, Chief
                           Executive Officer and Chief Financial
                           Officer

                  32.      Certificate of the President, Chief
                           Executive Officer and Chief Financial
                           Officer pursuant to 18 U.S.C.ss.1350

         (b)      Reports on Form 8-K

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

EMPS RESEARCH CORPORATION
(A Development Stage Company)
CONDENSED BALANCE SHEETS
(UNAUDITED)

                                                                                   June 30,          December  31,
                                                                                       2004                   2003
-------------------------------------------------------------------------------------------------------------------
ASSETS

Current Assets
  Cash                                                                          $     3,654            $    22,531
  Due from related party                                                              5,070                      -
-------------------------------------------------------------------------------------------------------------------

        Total Current Assets                                                          8,724                 22,531
-------------------------------------------------------------------------------------------------------------------

Other Assets
  Patents and deferred patent costs, net of amortization
    of $693 and $590                                                                  1,943                  2,046
-------------------------------------------------------------------------------------------------------------------

        Total Other Assets                                                            1,943                  2,046
-------------------------------------------------------------------------------------------------------------------

        Total Assets                                                            $    10,667            $    24,577
===================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                                              $       816            $     2,413
  Franchise tax payable                                                                   -                    100
  Deferred revenue                                                                    8,229                  9,190
-------------------------------------------------------------------------------------------------------------------

        Total Current Liabilities                                                     9,045                 11,703
-------------------------------------------------------------------------------------------------------------------

Shareholders' Equity
  Common stock; $0.001 par value, 50,000,000
    shares authorized, 3,300,000 and 3,300,000 shares
    issued and outstanding respectively                                               3,300                  3,300
  Additional paid-in capital                                                        224,503                 33,845
  Deficit accumulated during the development stage                                 (226,181)               (24,271)
-------------------------------------------------------------------------------------------------------------------

        Total Shareholders' Equity                                                    1,622                 12,874
-------------------------------------------------------------------------------------------------------------------

        Total Liabilities and Shareholders' Equity                              $    10,667            $    24,577
===================================================================================================================


                       See accompanying notes to unaudited condensed financial statements.

                                                       3

EMPS RESEARCH CORPORATION
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)



                                                                                                                      For the
                                                                                                                    Cumulative
                                                                                                                    Period from
                                                                                                                  January 31, 2001
                                   For the Three Months Ended June 30,      For the Six Months Ended June 30,   (Date of Inception)
                                   -----------------------------------      ---------------------------------          through
                                             2004                 2003               2004                2003       June 30, 2004
------------------------------------------------------------------------------------------------------------------------------------
Revenue                               $         -          $         -        $         -         $         -       $         -
------------------------------------------------------------------------------------------------------------------------------------

Expenses
  General and administrative                1,578                2,356            201,807               5,569           225,446
  Amortization                                 51                   51                103                 103               693
------------------------------------------------------------------------------------------------------------------------------------

        Total Expenses                      1,629                2,407            201,910               5,672           226,139
------------------------------------------------------------------------------------------------------------------------------------

Net Loss From Operations                   (1,629)              (2,407)          (201,910)             (5,672)         (226,139)

Other Income (Expense)
  Grant revenue                               500                    -                961                   -           143,083
  Grant expense                              (500)                   -               (961)                  -          (143,083)
  Interest expense                              -                    -                  -                   -               (42)
------------------------------------------------------------------------------------------------------------------------------------

        Total Other Expense                     -                    -                  -                   -               (42)
------------------------------------------------------------------------------------------------------------------------------------

        Net Loss                      $    (1,629)         $    (2,407)       $  (201,910)        $    (5,672)      $  (226,181)
====================================================================================================================================

Basic and Diluted Loss Per Share      $     (0.00)         $     (0.00)       $     (0.06)        $     (0.00)
==============================================================================================================

Weighted Average Common
  Shares Outstanding                    3,300,000            3,300,000          3,300,000           3,300,000
==============================================================================================================


                       See accompanying notes to unaudited condensed financial statements.

                                                       4

EMPS RESEARCH CORPORATION
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                                                    For the
                                                                                                                 Cumulative
                                                                                                                Period from
                                                                                                           January 31, 2001
                                                                   For the Six Months Ended June 30,     (Date of Inception)
                                                             ----------------------------------------               through
                                                                           2004                 2003          June 30, 2004
----------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
  Cash from grant                                                   $          -         $          -           $    151,312
  Cash paid for grant expenses                                              (961)              (2,625)              (143,083)
  Cash paid for interest                                                       -                    -                    (42)
  Cash paid for non-grant expense                                        (17,916)              (3,754)               (36,633)
----------------------------------------------------------------------------------------------------------------------------

Cash Used in Operating Activities                                        (18,877)              (6,379)               (28,446)
----------------------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities:
  Proceeds from sale of common stock                                           -                    -                 32,100
----------------------------------------------------------------------------------------------------------------------------

Cash Provided by Financing Activities                                          -                    -                 32,100
----------------------------------------------------------------------------------------------------------------------------

Net Change in Cash                                                       (18,877)              (6,379)                 3,654

Cash at the Beginning of the Period                                       22,531               34,437                      -
----------------------------------------------------------------------------------------------------------------------------

Cash at End of the Period                                           $      3,654         $     28,058           $      3,654
============================================================================================================================

Reconciliation of Net Loss to Cash
  Used in Operating Activities
----------------------------------------------------------------------------------------------------------------------------

Net Loss                                                            $   (201,910)        $     (5,672)          $   (226,181)

Adjustments to reconcile net loss to cash used in
  operating activities:
    Options granted for services                                         190,658                    -                190,658
    Amortization of patent costs                                             103                  103                    693
    Organization costs paid by issuance
      of common stock                                                          -                    -                    264
    Impairment of patent                                                       -                    -                  2,145
    Change in assets and liabilities:
      Prepaid assets                                                           -               (1,394)                     -
      Due from related party                                              (5,070)                   -                 (5,070)
      Accounts payable                                                    (1,597)                 741                    816
      Franchise tax payable                                                 (100)                (100)                     -
      Deferred revenue                                                      (961)                 (57)                 8,229
----------------------------------------------------------------------------------------------------------------------------

Net Cash Used in Operating Activities                               $    (18,877)        $     (6,379)          $    (28,446)
============================================================================================================================


                       See accompanying notes to unaudited condensed financial statements.

                                                       5

EMPS RESEARCH CORPORATION
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Condensed Interim Financial Statements - The accompanying unaudited condensed financial statements of EMPS Research Corporation ("the Company") are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent annual financial statements for the years ended December 31, 2003 and 2002, included in the form 10-KSB filed with the United States Securities and Exchange Commission on March 30, 2004. In particular, the Company's significant accounting principles were presented as Note 1 to the Financial Statements in that report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed financial statements are not necessarily indicative of the results that may be expected for the full year ending December 31, 2004.

Basis of Presentation - EMPS Research Corporation was organized under the laws of the State of Utah on January 31, 2001. EMPS Corporation, the Company's former parent, formed the Company by giving cash and patented technology in exchange for all of the issued and outstanding shares of EMPS Research Corporation. The accompanying financial statements include only the accounts of EMPS Research Corporation and are not presented on a consolidated basis with EMPS Corporation which was its Parent Company. Effective May 23, 2003, EMPS Research Corporation was spun-off from EMPS Corporation. The 3,000,000 shares of the Company's common stock owned by EMPS Corporation were distributed to shareholders of EMPS Corporation and at that date the Company was no longer a subsidiary of EMPS Corporation. Certificates for the spin-off were issued July 31, 2003.

Stock-Based Compensation - On March 12, 2003 the Company adopted a stock-based employee compensation plan. The Company will account for the options using the intrinsic value method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Employee stock options have not been granted nor have any employee stock awards occurred; therefore, no employee stock-based compensation has been recognized in the accompanying financial statements nor would there have been any employee stock-based compensation using the fair value method to value grants and awards.

The Company accounts for its stock-based compensation issued to non-employees using the fair value method in accordance with SFAS No. 123, Accounting for Stock-Based Compensation. Under SFAS No. 123, stock-based compensation is determined as the fair value of the equity instruments issued. The measurement date for these issuances is the earlier of the date at which a commitment for performance by the recipient to earn the equity instruments is reached or the date at which the recipient's performance is complete. Stock-based compensation to non-employees totaled $190,658 through June 30, 2004.

Basic and Diluted Loss Per Share - Basic and diluted loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. At June 30, 2004, there were outstanding stock equivalents to purchase 2,000,000 shares of common stock that were not included in the computation of basic and diluted loss per share as their effect would have been anti-dilutive, thereby decreasing the net loss per common share.

EMPS RESEARCH CORPORATION
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)


NOTE 2 - RELATED PARTY TRANSACTIONS

The Company is receiving free office space through a related party. The value of the free rent to date has been of nominal value.

On February 16, 2004 the Company issued 1,000,000 options to purchase common shares to a current shareholder for services provided to the Company more fully described in Note 4.

At June 30, 2004, the Company was owed a total of $5,070 for travel related costs incurred on behalf of Techgrand Company Limited, a shareholder of the Company. The Company received full reimbursement for these costs subsequent to June 30, 2004.

NOTE 3 - DEPARTMENT OF ENERGY AWARD

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

The original project period for the grant was from February 1, 2001 to January 31, 2003 but has been extended to June 30, 2005. Research assistance to be conducted under the grant has been subcontracted to outside entities. To further the project, the Company retained Dr. Mark J. Hagmann of Deseret Electronics Research Corp ("DERC") during June 2004. The Company expects DERC to quantify the range of current and frequency that must be produced for a newly designed high-frequency amplifier. During the three months ended June 30, 2004 the Company incurred grant expenses in the amount of $500 as initial consulting fees to DERC. Total grant expenses from inception through June 30, 2004 were $143,083.

NOTE 4 - STOCK OPTION PLAN

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

EMPS RESEARCH CORPORATION
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)


On February 16, 2004 the Company issued two non-qualified options to purchase an aggregate of 2,000,000 common shares at an exercise price of $0.10 per share. The options, which expire on February 16, 2009, were issued to an outside consultant and to a current shareholder for services. The options cannot be exercised until the Company acquires assets with a fair market value of at least $2,000,000. The exercise price on the grant date was determined by the Board of Directors and is equal to the cash price of the Company's most recent sale of common shares and the value for which the Company agreed to sell shares to Techgrand Company Limited, a Hong Kong limited company in the private equity credit agreement described in Note 5.

The Company valued the issuance of options to purchase 2,000,000 common shares at $190,658, or approximately $0.09 per share, with the related expense charged to operations. The Company estimated the value of the options granted on the date granted using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 3.06%, expected dividend yield of 0.0%, expected life of 5 years and expected volatility of 175%. The expense is recognized during the first quarter of 2004, the period the options were granted.

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

         Actual results or events could differ materially from those discussed in the forward-looking statements. See our annual report on Form 10-KSB as filed with the Securities and Exchange Commission for further information. We disclaim any obligation to publicly update, revise or correct any forward-looking statements, whether as a result of new information, future events or otherwise.

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

         The Company's business activity is focused on continuing research and development efforts to develop and test prototype equipment derived from the patents. The Company has primarily funded its research and development activities from a research grant awarded to the Company from the Department of Energy's Office of Industrial Technologies 2000 Inventions and Innovation program. The Company received $199,000 the research grant in January of 2001. As of June 30, 2004, the Company had spent approximately $143,100 of the grant.

         The Company also intends to investigate other technologies and opportunities, particularly in the Republic of Kazakhstan, where the Company's current technology was invented.

         Plan of Operations

         On or about January 16, 2001, the Company received a research grant in the amount of $199,000 from the Department of Energy ("DOE"), through its Office of Industrial Technologies 2000 Inventions and Innovation ("I&I") program for use in developing an HFECS prototype. The Company recently received approval to extend the grant period through June 2005 and is currently negotiating a longer extension with the DOE.

         Altaire Systems is assisting the Company in designing, fabricating and assembling the prototype HFECS. Altaire Systems began work on the prototype in February 2001 and has finished much of the design, fabrication and assembly of the initial prototype. The Company had hoped to have a completed initial prototype from Altaire Systems for testing during the second quarter of 2004. Based on the work completed to date and initial testing, however, the Company and Altaire Systems has determined the need to reconfigure the drive system to better suit the needs of the Company's target market. During the quarter, the Company retained the services of Dr. Mark J. Hagmann of Deseret Electronics Research Corp ("DERC") to design, test and provide specifications for the reconfigured drive system. The Company hopes to have a fully functional initial prototype by year-end 2004. The funds to pay Altaire Systems and DERC have and will come from the I&I grant money.

         As the majority of the remaining I&I grant funds will now be used to change the configuration of the HFECS, the Company will seek an industry partner willing to cost share in the testing and final development of the HFECS.

         As of June 30, 2004, the Company had spent approximately $143,100 of the I&I grant money. The Company expects that most of the remaining approximately $55,900 I&I grant money will be paid to DERC and Altaire Systems to finish development of the prototype.

         The Company does not plan to market or manufacture the HFECS. Rather, it plans to research, develop and test the prototype. If and when testing proves to be successful, the Company will seek to license the technology for marketing and manufacture. The Company expects that the prototype will work in smaller commercial settings.

         The Company intends to pursue outside sources through licensing agreements to market and exploit the commercial applications of this technology. To date, however, the Company has made limited contacts with outside sources and no firm commitments or license arrangements are in place.

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


                           PART II - OTHER INFORMATION

Item 2.  Changes in Securities

         No instruments defining the rights of the holders of any class of registered securities have been materially modified, limited or qualified during the quarter ended June 30, 2004. Similarly, the Company issued no securities that were not registered under the Securities Act of 1933 during the quarter ended June 30, 2004.

Item 6.  Exhibits and Reports on Form 8-K

         (A) Reports on Form 8-K

         On June 18, 2004, the Company filed a Current Report on Form 8-K disclosing the resignations of Louis Naegle as president, treasurer and director of the Company and Jennifer Preece as chief financial officer, secretary and director of the Company. These resignations were not the result of any disagreement with the Company on any matter relating to the Company's operations, policies or practices. The resignations were also not the result of any change in control of the Company.

         The Current Report also disclosed that Terrence Chatwin and James Gunnell had been appointed by the board of directors to fill the vacancies created by the above mentioned resignations. The board also appointed Timur Kunayev as President and Mr. Gunnell as the Chief Financial Officer and Secretary of the Company.


         (B) Exhibits. The following exhibits are included as part of this report:

            Exhibit No.                        Exhibit
            -----------                        -------

           Exhibit 31.1 Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

           Exhibit 31.2 Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

           Exhibit 32.1 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

           Exhibit 32.2 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this to be signed on its behalf by the undersigned thereunto duly authorized.

                                                EMPS Research Corporation



August 11, 2004                                 By: /s/ Timur Kunayev
                                                   -----------------------------
                                                   Timur Kunayev,
                                                   Principal Executive Officer



August 11, 2004                                 By: /s/ James Gunnell
                                                   -----------------------------
                                                   James Gunnell,
                                                   Principal Financial Officer