Form 10QSB
period 2004-09-30
EMPS RESEARCH CORP
filed 2004-11-15
CIK 1223550

United States
                       Securities and Exchange Commission
                              Washington, DC 20549

                                   FORM 10-QSB

                  Quarterly Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For the Quarter Ended                                     Commission File Number
September 30, 2004                                                       0-50218


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

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [X ] No [ ]

As of November 10, 2004, the issuer had 3,300,000 shares of its $0.001 par value common stock outstanding.

                                      INDEX

                            EMPS Research Corporation
                                   Form 10-QSB
                    For The Quarter Ending September 30, 2004

                       Part I. Financial Information Page

   Item 1.  Financial Statements
            Condensed Balance Sheets (Unaudited) - September 30, 2004
              and December 31, 2003                                         3

            Condensed Statements of Operations (Unaudited)
              For the Three and Nine Months Ended September 30, 2004
              and 2003, and for the Cumulative Period from
              January 31, 2001 (Date of Inception) through
              September 30, 2004                                            4

            Condensed Statements of Cash Flows (Unaudited)
              For the Nine Months Ended September 30, 2004 and 2003,
              and for the Cumulative Period from January 31, 2001
              (Date of Inception) through September 30, 2004                5

            Notes to Condensed Financial Statements (Unaudited)             6

   Item 2.  Management's Discussion and Analysis of Financial
            Condition or Plan of Operation                                  9

   Item 3.  Controls and Procedures                                        10


Part II.  Other Information

   Item 6.  Exhibits and Reports on Form 8-K                               11
         (a) Exhibits

             31. Certification of the President, Chief Executive Officer and Chief Financial Officer

             32. Certificate of the President, Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C.ss.1350

         (b) Reports on Form 8-K

         Signatures                                                        12

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

EMPS RESEARCH CORPORATION
(A Development Stage Company)
CONDENSED BALANCE SHEETS
(UNAUDITED)

                                                                                 September 30,          December  31,
                                                                                          2004                   2003
----------------------------------------------------------------------------------------------------------------------
ASSETS

Current Assets
Cash                                                                             $       5,137          $      22,531
Due from related party                                                                       -                      -
----------------------------------------------------------------------------------------------------------------------

Total Current Assets                                                                     5,137                 22,531
----------------------------------------------------------------------------------------------------------------------

Other Assets
Patents and deferred patent costs, net of amortization
  of $745 and $590                                                                       1,891                  2,046
----------------------------------------------------------------------------------------------------------------------

Total Other Assets                                                                       1,891                  2,046
----------------------------------------------------------------------------------------------------------------------

Total Assets                                                                     $       7,028          $      24,577
----------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable                                                                 $       3,476          $       2,413
Franchise tax payable                                                                        -                    100
Deferred revenue                                                                         4,588                  9,190
----------------------------------------------------------------------------------------------------------------------

Total Current Liabilities                                                                8,064                 11,703
----------------------------------------------------------------------------------------------------------------------

Shareholders' Equity
Common stock; $0.001 par value, 50,000,000
  shares authorized, 3,300,000 and 3,300,000 shares
  issued and outstanding respectively                                                    3,300                  3,300
Additional paid-in capital                                                             224,503                 33,845
Deficit accumulated during the development stage                                      (228,839)               (24,271)
----------------------------------------------------------------------------------------------------------------------

Total Shareholders' Equity                                                              (1,036)                12,874
----------------------------------------------------------------------------------------------------------------------

Total Liabilities and Shareholders' Equity                                       $       7,028          $      24,577
======================================================================================================================


            The accompanying notes are an integral part of these unaudited condensed financial statements.

                                                      3

EMPS RESEARCH CORPORATION
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                                                                               For the
                                                                                                            Cumulative
                                                                                                           Period from
                                     For the Three Months Ended        For the Nine Months Ended      January 31, 2001
                                             September 30,                     September 30,       (Date of Inception)
                                  -------------------------------   -------------------------------            through
                                           2004             2003             2004             2003  September 30, 2004
-----------------------------------------------------------------------------------------------------------------------
Revenue                              $        -       $        -       $        -       $        -          $        -
-----------------------------------------------------------------------------------------------------------------------

Expenses
General and administrative                2,606            5,771          204,413           11,340             228,052
Amortization                                 52               51              155              154                 745
-----------------------------------------------------------------------------------------------------------------------

Total Expenses                            2,658            5,822          204,568           11,494             228,797
-----------------------------------------------------------------------------------------------------------------------

Net Loss From Operations                 (2,658)          (5,822)        (204,568)         (11,494)           (228,797)

Other Income (Expense)
Grant revenue                             3,642                -            4,603               57             146,725
Grant expense                            (3,642)               -           (4,603)             (57)           (146,725)
Interest expense                              -                -                -                -                 (42)

-----------------------------------------------------------------------------------------------------------------------

Total Other Expense                           -                -                -                -                 (42)
-----------------------------------------------------------------------------------------------------------------------

Net Loss                             $   (2,658)      $   (5,822)      $ (204,568)      $  (11,494)         $ (228,839)
=======================================================================================================================

Basic and Diluted Loss Per Share     $    (0.00)      $    (0.00)      $    (0.06)      $    (0.00)
===================================================================================================

Weighted Average Common
  Shares Outstanding                  3,300,000        3,300,000        3,300,000        3,300,000
===================================================================================================

            The accompanying notes are an integral part of these unaudited condensed financial statements.

                                                       4

EMPS RESEARCH CORPORATION
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                          For the
                                                                                       Cumulative
                                                                                      Period from
                                                  For the Nine Months Ended      January 31, 2001
                                                       September 30,          (Date of Inception)
                                               ------------------------------             through
                                                        2004            2003   September 30, 2004
--------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
Cash from grant                                   $        -      $        -         $  151,312
Cash paid for grant expenses                          (3,061)         (2,625)          (145,183)
Cash paid for interest                                     -               -                (42)
Cash paid for non-grant expense                      (14,333)         (6,798)           (33,050)
------------------------------------------------------------------------------------------------

Cash Used in Operating Activities                    (17,394)         (9,423)           (26,963)
------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities:
Proceeds from sale of common stock                         -               -             32,100
------------------------------------------------------------------------------------------------

Cash Provided by Financing Activities                      -               -             32,100
------------------------------------------------------------------------------------------------

Net Change in Cash                                   (17,394)         (9,423)             5,137

Cash at the Beginning of the Period                   22,531          34,437                  -
------------------------------------------------------------------------------------------------

Cash at End of the Period                         $    5,137      $   25,014         $    5,137
================================================================================================


Reconciliation of Net Loss to Cash
   Used in Operating Activities
------------------------------------------------------------------------------------------------

Net Loss                                          $ (204,568)     $  (11,494)        $ (228,839)

Adjustments to reconcile net loss to
  cash used in operating activities:
    Options granted for services                     190,658               -            190,658
    Amortization of patent costs                         155             154                745
    Organization costs paid by issuance
      of common stock                                      -               -                264
    Impairment of patent                                   -               -              2,145
    Change in assets and liabilities:
      Prepaid assets                                       -           1,106                  -
      Due from related party                               -               -                  -
      Accounts payable                                 1,063             968              3,476
      Franchise tax payable                             (100)           (100)                 -
      Deferred revenue                                (4,602)            (57)             4,588
------------------------------------------------------------------------------------------------

Net Cash Used in Operating Activities             $  (17,394)     $   (9,423)        $  (26,963)
================================================================================================

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                                           5

                           EMPS RESEARCH CORPORATION
              NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2004

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

The Company accounts for its stock-based compensation issued to non-employees using the fair value method in accordance with SFAS No. 123, Accounting for Stock-Based Compensation. Under SFAS No. 123, stock-based compensation is determined as the fair value of the equity instruments issued. The measurement date for these issuances is the earlier of the date at which a commitment for performance by the recipient to earn the equity instruments is reached or the date at which the recipient's performance is complete. Stock-based compensation to non-employees totaled $190,658 through September 30, 2004.

Basic and Diluted Loss Per Share - Basic and diluted loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. At September 30, 2004, there were outstanding stock

                           EMPS RESEARCH CORPORATION
              NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2004


equivalents to purchase 2,000,000 shares of common stock that were not included in the computation of basic and diluted loss per share as their effect would have been anti-dilutive, thereby decreasing the net loss per common share.

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

The original project period for the grant was from February 1, 2001 to January 31, 2003 but has been extended to June 30, 2005. Research assistance to be conducted under the grant has been subcontracted to outside entities. To further the project, the Company retained Dr. Mark J. Hagmann of Deseret Electronics Research Corp ("DERC") during June 2004. The Company expects DERC to quantify the range of current and frequency that must be produced for a newly designed high-frequency amplifier. During the three months ended September 30, 2004 the Company incurred grant expenses in the amount of $3,642. Total grant expenses from inception through September 30, 2004 were $146,725.

NOTE 4 - STOCK OPTION PLAN

On March 12, 2003, the Board of Directors approved the EMPS Research Corporation 2003 Stock Option Plan (the "Plan"), which allows for the grant of up to 5,000,000 incentive stock options or nonqualified stock options. The exercise

                           EMPS RESEARCH CORPORATION
              NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2004


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

         The Company's business activity is focused on continuing research and development efforts to develop and test prototype equipment derived from the patents. The Company has primarily funded its research and development activities from a research grant awarded to the Company from the Department of Energy's Office of Industrial Technologies 2000 Inventions and Innovation program. The Company received $199,000 the research grant in January of 2001. As of September 30, 2004, the Company had spent approximately $146,700 of the grant.

         The Company continues to investigate other technologies and opportunities, particularly in the Republic of Kazakhstan, where the Company's current technology was invented.

         Plan of Operations

         On or about January 16, 2001, the Company received a research grant in the amount of $199,000 from the Department of Energy ("DOE"), through its Office of Industrial Technologies 2000 Inventions and Innovation ("I&I") program for use in developing an HFECS prototype. The Company recently received approval to extend the grant period through June 2005. The DOE has informed the Company that no additional extensions of time will be granted.

         Until recently, Altaire Systems had been assisting the Company in designing, fabricating and assembling the prototype HFECS. Much of the design, fabrication and assembly of the initial prototype has been completed and the Company had hoped to have a completed initial prototype from Altaire Systems for testing during the second quarter of 2004. Based on work completed up through the second quarter 2004, however, the Company and Altaire Systems determined the need to reconfigure the drive system to better suit the needs of the Company's planned target market. The Company has retained the services of Dr. Mark J. Hagmann of Deseret Electronics Research Corp ("DERC") to design, test and provide specifications for the reconfigured drive system. The Company hopes to have a fully functional initial prototype by year-end 2004. The funds to pay Altaire Systems and DERC have and will come from the I&I grant money.

         As the majority of the remaining I&I grant funds will now be used to change the configuration of the HFECS, the Company will seek an industry partner willing to cost share in the testing and final development of the HFECS.

         As of September 30, 2004, the Company had spent approximately $146,700 of the I&I grant money. The Company expects that most of the remaining approximately $52,300 I&I grant money will be paid to DERC and Altaire Systems to finish development of the prototype.

         The Company does not plan to market or manufacture the HFECS. Rather, it plans to research, develop and test the prototype. If and when testing proves to be successful, the Company will seek to license the technology for marketing and manufacture. The Company expects that the prototype will work in smaller commercial settings.

         The Company intends to pursue market and exploit the commercial applications of this technology through licensing agreements with independent third parties. To date, however, the Company has made limited contacts with outside sources and no firm commitments or license arrangements are in place.

         In November 2003, the Company entered into a Private Equity Credit Agreement whereby Techgrand Company Limited, a Hong Kong limited company has agreed to provide the Company an Equity Credit Line of up to $470,000 in exchange for common shares of the Company at the greater of $0.10 per share or 85% of the prevailing market price as defined in the Agreement. The Company believes it can satisfy its current cash requirements for the next twelve months from the remaining proceeds of the I&I grant and from funds provided under the Private Equity Credit Agreement with Techgrand. As of September 30, 2004, the Company has not used the Equity Credit Line.

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

Item 3.  Controls and Procedures

         (a) Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the Company's disclosure controls and procedures (as defined in Rule 13A-15(e) under the Securities Exchange Act of 1934 ("Exchange Act") as of the end of the period covered by this quarterly report (the "Evaluation Date"). Based on their evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its Exchange Act reports is recorded, processed, summarized and reported within the applicable periods specified by the SEC's rules and forms.

         (b) Changes in Internal Controls and Procedures. During the period covered by this quarterly report, there were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15) or 15d-15 under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

                                                 EMPS Research Corporation



November 15, 2004                               By:  /s/ Timur Kunayev
                                                    ----------------------------
                                                    Timur Kunayev,
                                                    Principal Executive Officer



November 15, 2004                                By: /s/ James Gunnell
                                                    ----------------------------
                                                    James Gunnell,
                                                    Principal Financial Officer