Form 10KSB
period 2004-12-31
BEKEM METALS INC
filed 2005-04-15
CIK 1223550

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 2004

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to ______________

                         Commission File Number 0-50218

                               BEKEM METALS, INC.
                  ---------------------------------------------
                      (formerly EMPS Research Corporation)
                 (Name of Small Business Issuer in its charter)

           UTAH                                                87-06669131
--------------------------------                          --------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)

875 Donner Way, Unit 705, Salt Lake City, Utah                  84108
----------------------------------------------                ----------
  (Address of principal executive Offices)                    (Zip Code)

                    Issuer's telephone number: (801) 582-1881

Securities registered pursuant to section 12(b) of the Exchange Act: None

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

The aggregate market value of the issuer's voting stock held as of April 11, 2005, by non-affiliates of the issuer was approximately $12,748,838, based on the average of the bid price and the ask price for the Company's common stock on that date, as reported on the OTCBB.

As of April 11, 2005, the issuer had 38,300,000 shares of its $0.001 par value common stock outstanding.

Transitional Small Business Disclosure Format.       Yes [ ] No [X]
Documents incorporated by reference: none

                                TABLE OF CONTENTS


                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS............................................  3

ITEM 2.  DESCRIPTION OF PROPERTY............................................ 11

ITEM 3.  LEGAL PROCEEDINGS.................................................. 11

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.............. 11

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS........... 12

ITEM 6.  PLAN OF OPERATIONS................................................. 14

ITEM 7.  FINANCIAL STATEMENTS............................................... 16

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE.............................. 16

ITEM 8A.  CONTROLS AND PROCEDURES........................................... 17

ITEM 8B.  OTHER INFORMATION................................................. 17

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
           PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT ...... 17

ITEM 10.  EXECUTIVE COMPENSATION............................................ 19

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.... 20

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................... 22

                                     PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.................................. 22

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES............................ 23

SIGNATURES.................................................................. 24

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

                                     PART I

Item 1. Description of Business

Company History

         Bekem Metals, Inc., (the "Company") was incorporated as EMPS Research Corporation under the laws of the state of Utah on January 31, 2001, for the purpose of researching and developing commercial applications for patented technology for a high frequency eddy current separator that may be used to separate nonmagnetic particulate materials from other materials without chemicals, heat or water. The patented technology was originally acquired by the Company's former parent company, EMPS Corporation, a Nevada corporation, from Particle Separation Technologies, L.C., a Utah limited liability company. The Company is in the development stage.

         In February, 2001, the Company acquired Patent No. 5,439,117 issued August 8, 1995, continuation in part Patent No. 5,772,043 issued June 30, 1998 and continuation in part Patent No. 6,095,337 issued on August 1, 2000, from EMPS Corporation. The three patents are titled "System and Method for Separating Electronically Conductive Particles." From the time the Company acquired the patents until the end of fiscal 2004, the Company's primary business activity has focused on efforts to develop and test prototype equipment derived from the patents. The Company has primarily funded its research and development activities from a research grant awarded to the Company from the Department of Energy's Office of Industrial Technologies 2000 Inventions and Innovation program. The Company received the research grant in January of 2001 in the amount of $199,000. As of December 31, 2004, the Company had spent approximately $148,750 of the grant. The research grant expires on June 30, 2005.

         On January 28, 2005, the Company completed the closing of a Plan and Agreement of Reorganization (the "Agreement") with Condesa Pacific, S.A., a British Virgin Islands company ("Condesa") and the Condesa shareholders, whereby the Company acquired 100% of the outstanding capital stock of Condesa in exchange for 35,000,000 common shares of the Company. As a result, the Condesa shareholders now own approximately 91% of the outstanding common stock of the Company. The transaction resulted in a change of control of the Company and a change in the reporting entity to Condesa.

         Bekem Metals had 3,300,000 shares of common stock outstanding prior to the transaction that remained outstanding. For financial reporting purposes, Condesa is considered to have been the acquirer. The acquisition was recognized as a forward stock split of Condesa's 50,000 shares of capital stock outstanding prior to the reorganization for 35,000,000 common shares, or a 700-for-1 stock split. Condesa's financial statements will continue to present its assets and liabilities at their historical cost. The assets of Bekem Metals' are considered to have been acquired by Condesa in exchange for the assumption of Bekem Metals' liabilities and the issuance of 3,300,000 common shares. The assets consisted of cash of $2,841.

         The primary asset of Condesa is an exploration and production concession held by its wholly owned subsidiary Kaznickel, LLP. This exploration and production concession, issued by the government of the Republic of Kazakhstan grants Kaznickel the exclusive right to explore for and produce nickel, cobalt and other minerals in a 616 hectare (1,522 acre) area known as the Gornostayevskoye ("Gornostai") deposit. The Gornostai deposit is located in northeastern Kazakhstan.

         Condesa acquired Kaznickel, LLP effective September 22, 2004 in a purchase business combination valued at $750,000. In that transaction, Condesa acquired assets with a fair value of $1,441,387, assumed liabilities of $691,387, paid $300,000 cash, and issued Condesa shares valued at $450,000. With the Bekem acquisition of Condesa on January 28, 2005, the primary business focus has shifted from the development of its electromagnetic particle separating technology to the exploration and production of the Gornostai deposit.

         On February 9, 2005, the Company board of directors and holders of a majority of the Company's outstanding shares approved a change in the name of the Company from EMPS Research Corporation to Bekem Metals, Inc., to better reflect the new business focus of the Company. On March 16, 2005, the Company amended its Articles of Incorporation to change the name of the Company.

Business of the Company

         From inception through the end of the 2004 fiscal year, the Company's primary business focus has been the development, marketing and licensing its patented technology for use in commercially separating nonmagnetic particulate material by building and testing a high frequency eddy-current separator ("HFECS"). With the acquisition of Condesa and its wholly owned subsidiary Kaznickel on January 28, 2005, the primary business focus of the Company has become the exploitation of the exploration and production contract of Kaznickel. While the Company will continue to pursue development of its HFECS technology, it will no longer be the principal business focus of the Company. This contract grants Kaznickel the exclusive right to explore for and produce nickel, cobalt and other minerals in a 616 hectare (1,522 acre) area known as the Gornostai deposit, through February 2, 2026.

         The Nickel Market

         The overall market for nickel in the world is approximately $18 billion, according to USGS. Total nickel production in 2004 was approximately 1,400,000 tons. Russia is a largest supplier of nickel in the world with almost 20% market share, followed closely by Australia, Canada and Latin America.

         According to Barclays Capital, demand for nickel grew 4.1% in 2004, but could settle at around 3-4% annually through 2010. There is some debate in the market as to whether nickel prices will continue to increase. SMR Steel & Metals Market Research, projects that the average price per ton of nickel will be about $13,000, down from $13,741 in 2004, as large buyers seek cheaper alternatives in producing stainless steel. Alternatively, Goldman Sachs predicts that actual prices may rise to as high as $14,300 per ton in the foreseeable future. Even as large buyers seek cheaper alternatives to nickel, it is anticipate that demand for nickel worldwide and especially in China will remain high for the next 5 years.

         There are several factors that can affect the overall worldwide nickel demand and prices in the future, which include the following:

         o New processing technologies that make the developments of low-grade lateritic nickel deposits economically feasible;
         o        Expansion of new nickel capacity;
         o Other sources of secondary nickel and levels of stainless-steel scrap containing nickel;
         o        Reduction in stainless-steel worldwide demand.

         USGS data shows that there are several laterite and sulfide projects scheduled for completion in the next several years, which could bring more primary nickel to the market and potentially decrease the price. However, given the growing economies and demands of China, India and other Asian countries, coupled with anticipated reduction in production of several older nickel mines due to depletion, the world level of supply is expected to remain more or less stable.

         According to Inco, one of the largest nickel companies in the world, in order to meet the growing world demand for nickel there is a need for one project the size of its Goro project every year. Goro Nickel Project of Inco in New Caledonia will have the capacity of 55,000 tons of nickel once it is operational in 2006.

         Stainless-steel production, the single largest end use segment of nickel, is expected to grow steadily in the next five years, heavily relying on the primary nickel supply for its expansion. Of course, high nickel prices force some steel mills to substitute chromium and manganese, in place of nickel which makes steel cheaper but less corrosion-resistant. This lower-quality steel is mainly used in consumer applications where it is important to have a cheap final product, which, however, will not resist corrosion from acid or salt.

         Resistance to corrosion makes nickel an essential element in alloys and as a catalyst. This feature is required in such industries as aerospace, electric power and petrochemical industries, as well as in gray-iron castings to toughen the iron, promote graphitization and improve machineability. A new application of nickel in nickel-based batteries for the electric and hybrid electric vehicles represents another industry with high potential demand for nickel.

         History of the Gornostai deposit

         In March 2004, Kaznickel acquired a concession for exploration and development of Gornostai cobalt and nickel deposit (contract No. 1349 registered by the Kazakh Ministry of Energy and Mineral Resources), covering 616 hectares (1,522 acres) in eastern Kazakhstan.

         The Company is at the exploration stage on the Gornostai deposit located in Beskaragai district of East Kazakhstan region in Kazakhstan. The deposit was discovered in 1958. Gornostai deposit is divided by Irtysh River into left and right bank sides. From 1960 to 1968 a series of surveys and evaluation works were performed on both bank sides to evaluate available cobalt-nickel ore reserves. The surveys identified 21 ore bodies on the left bank.

         The deposit, however, was abandoned as reserves around Norilsk in Russia were considered more attractive and it was already at the production stage. In addition, a Soviet army nuclear test site (similar to Nevada) was located nearby and therefore the whole surrounding territory, including the deposit was considered a secret military zone. Therefore commercial development of the deposit was discontinued.

         The last nuclear testing in the area was conducted more than 15 years ago. Recent tests show that the radiation levels in the soil, water and air are within normal ranges.

         Pursuant to the terms of the three-year work program approved by the Geology Committee of the Republic of Kazakhstan Ministry of Energy and Mineral Resources and as required under the Kaznickel exploration and production contract, by January 1, 2005, Kaznickel had completed drilling core samples of 5,504 meters during the preceding nine months.

         Characteristics of the Gornostai deposit

         The Company has taken 2,000 geochemical and core samples to the Institute of Nonferrous Metals, located in Oskemen, Kazakhstan to perform spectrum and quantity analysis to identify the content of nickel, cobalt and iron. The first 500 samples demonstrate nickel content of 1.1%. The Company anticipates a final report from this Institute during April 2005. Once the Company has the report it will present it to the Geology Committee for approval and the Company will seek to increase its contract territory, including the right side bank.

         Upon governmental approval, we plan to continue exploratory drilling of an additional 8,000 meters on the left bank and 22,000 meters on the right bank.

         Left bank ore bodies are bedded horizontally in a zone of leached nontronized serpentinites area weathering crust at the depth of 4.9 meters to
13.2 meters. They have tabular shape and variable thickness. The lengths of the ore bodies are 200 meters to 4,050 meters; the width is 200 meters to 2,000 meters. Thickness varies from 0.8 meters to 15 meters. Mean ore body thickness is 4.2 meters, with a mean stripping ratio of 1.8 cubic meters per ton.

         Initial evaluation of ore and metals in 1968 showed nickel cutoff grade of 0.7%, cobalt cutoff grade of 0.5%, average nickel ore grade of 0.9%, minimum nickel content in a measured block of 1.0%, and minimum ore body thickness of 0.5m.

         The Company intends to retain the services of an independent engineering firm to provide a reserves estimate, feasibility study and design a flowsheet to process our laterite ore.

         Mining and processing conditions

         The main host rocks of nickel and cobalt are minerals such as nontronite, hydroxides of iron and manganese formations. The ore is loose and found mainly along small fracture lines. Coarse ore, bigger than 10 mm, represents approximately 11.2% of all ore found at the deposit. The loose structure of overburden and ores allows mining the deposit without drilling and blasting works. The rocks and ores of Gornostai are relatively unstable requiring that the pit slope not exceed 45 degrees.

         Development of left bank can be performed through a system of small open pits, starting from northern side of the deposit. Stripping rocks from the initial pits can be placed in external dumps. Stripping from later pits could be placed within the workout space of previous pits. According to survey data, the Company does not anticipate pit depths to exceed 55 meters.

         In 1968 and 1999 two samples were retrieved for analyses and to test ore processing technologies.

         In 1968 four processing technologies were tested: ferronickel electric smelting, matte electric smelting, sulfuric acid leaching and ammoniac-carbonate leaching. The tests showed that the most practical technology for processing the silicate-cobalt-nickel ore deposit is ferronickel electric smelting. Application of this technology allows for 90% recovery of nickel to ferronickel and 85% recovery of cobalt. This process also allows for a reduction of reagent consumption of 5%, and of limestone of 10-15%. Waste slag may be used to manufacture mineral wools as well as other construction materials.

         In 1999 electric smelting of deposit's ore was carried out at the steel-casting workshop of Pavlodar Tractor Plant, Pavlodar, Kazakhstan. Two smelting trials performed in arc heating furnace DSP-6 demonstrated the possibility of producing ferronickel which meets technical requirements 48-3-59-84. The first smelting test produced 480 kilogram of ferronickel. The second smelting test produced 520 kilogram of ferronickel. Recovery of nickel metal exceeded 90%. The ferronickel content of the product was 18-20%. With technology improvement, it should be possible to produce ferronickel FN-5, FN-6, FN-7 and FN-8.

         The Company also believes the possible application of heap leaching technology needs to be studied, as high pressure acid leaching ("HPAL") is generally considered to be economically efficient compared to pyrometallurgical processing, such as electric smelting.

Competition

         Total nickel production worldwide was approximately 1,400,000 tons in 2004, according to USGS. Norilsk Nickel is the largest nickel producer followed by Inco, BHP Billiton Plc, Eramet Group, Falconbridge Limited and WMC Limited. These six companies together produce around 66% of world primary nickel production, while more than 30 medium- to small-companies produce the remaining 34%.

         Companies compete with each other generally across the globe and are best categorized by their size, reserve base and the production method due to different extracting technologies applied and the final product.

         Until recently there were no nickel producing companies in Kazakhstan. In February 2004, Oriel Resources, a London based company, acquired 90% of Muzbel LLC, which holds exploration and extraction rights for Shevchenko nickel deposit in northern Kazakhstan.

         We do not anticipate direct competition from Oriel Resources as nickel and cobalt are part of a global market and a worldwide demand, where supply is limited and growing rates of industries which use nickel and cobalt will ensure the constant demand for any quantity of nickel and cobalt.

         Competition in this industry focuses largely on price and nickel content whether it is sold in unwrought or chemical form. High nickel content material is sold at higher prices and is most sought after among customers.

         The Company is confident that the local proximity of its deposit to China and other Asian countries will be a major competitive factor. The Company has already been approached by Chinese metal companies willing to buy its ore at this "grassroot" stage and interested in purchasing finished product once the

Company reaches production stage. The Company has also been approached about jointly developing the deposit, but has not discussed this option in details as of yet.

Foreign Operations

         In recent years, the Republic of Kazakhstan has undergone substantial political and economic change. As an emerging market, Kazakhstan does not possess the well-developed business infrastructure that generally exists in more mature free market economies. As a result, operations carried out in Kazakhstan can involve significant risks that are not typically associated with developed markets. Instability in the market reform process could subject the Company to unpredictable changes in the basic business infrastructure in which it currently operates. The Company therefore faces risks inherent in conducting business internationally, such as:

         o Foreign currency exchange fluctuations or imposition of currency exchange controls;
         o        Legal and governmental regulatory requirements;
         o        Nationalization of assets;
         o        Import-export quotas or other trade barriers;
         o Difficulties in collecting accounts receivable and longer collection periods;
         o        Political and economic instability;
         o Difficulties and costs of staffing and managing international operations; and
         o        Language and cultural differences.

         Any of these factors could materially adversely affect the Company's operations and consequently its business, operating results and financial condition. At this time, management is unable to estimate what, if any, changes may occur or the resulting effect of any such changes on the Company's financial condition or future results of operations.

         The Company also faces a significant potential risk of unfavorable tax treatment and currency law violations. Legislation and regulations regarding taxation, foreign currency transactions and licensing of foreign currency loans in the Republic of Kazakhstan continue to evolve as the central government manages the transformation from a command to a market-oriented economy. The legislation and regulations are not always clearly written and their interpretation is subject to the opinions of local tax inspectors. Instances of inconsistent opinions between local, regional and national tax authorities are not unusual.

         The current regime of penalties and interest related to reported and discovered violations of Kazakhstan's laws, decrees and related regulations can be severe. Penalties include confiscation of the amounts at issue for currency law violations, as well as fines of generally 100% of the taxes unpaid. Interest is assessable at rates of generally 0.3% per day. As a result, penalties and interest can result in amounts that are multiples of any unreported taxes.

         The Company's operations and financial condition may be adversely affected by Kazakh political developments, including the application of existing and future legislation and tax regulations.

Regulation of Mining Activity

            The Company's mining activities will be subject to various laws and regulations concerning exploration, allowable production, taxes, labor standards, environmental protection, mine safety, regulations relating to royalties, importing and exporting of minerals and other matters. In addition, new laws or regulations governing operations and activities could have a material adverse impact on the Company.

Environmental Regulations

         Environmental legislation in all countries is evolving in a manner which will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors and employees.

         All phases of the Company's operations in the Republic of Kazakhstan are subject to environmental regulations. The regulations are comprehensive and cover water quality, discharge limits, hazardous wastes, agricultural land and vegetation.

Employees

         During the 2004 fiscal year, the Company had no full time employees. The officers and directors work on a part time, as needed, basis with no commitment for full time employment. With the acquisition of Condesa, the Company now has 23 full time employees. The Company believes it has satisfactory relations with its employees. The Company anticipates the need to hire additional personnel as operations expand

Patents

         The Company owns U.S. Patents 5,439,117, 5,772,043, and 6,095,337, each entitled "System and Method for Separating Electrically Conductive Particles." The patents were issued on August 8, 1995, June 30, 1998, and August 1, 2000, respectively. All three patents expire December 21, 2013. These patents cover the technology that allows the Company to separate nonmagnetic particles from feed material. Prior to the acquisition of Condesa, these patents were very important to the Company's business and added significant value because they give it an exclusive right to the covered technology. With the shift in the primary business focus of the Company to mineral exploration and production, these patents are no longer significant to the success of the Company.

Research and Development

         In connection with the development of its electromagnetic particle separating technology, on or about January 16, 2001, the Company received a research grant in the amount of $199,000 from the Department of Energy ("DOE"), through its Office of Industrial Technologies 2000 Inventions and Innovation ("I&I") program for use in developing an HFECS prototype.

         As of December 31, 2004, the Company had spent approximately $148,750 of the I&I grant money in research and development of the HFECS technology. The grant expires on June 30, 2005.

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

         The Company plans to open a representative office in Almaty, Kazakhstan. Kaznickel LLP maintains offices in Semei, Kazakhstan, the closest city to the deposit, and a representative office in Astana, Kazakhstan.

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

Item 4. Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the quarter ended December 31, 2004. Subsequent to quarter end, on February 9, 2005, the holders of approximately 82% of our outstanding common shares approved a change in the name of the Company from EMPS Research Corporation to Bekem

Metals, Inc. to better reflect the new business focus of the Company on the exploration and development of the Gornostai mineral field. The name change was completed by amendment to the Company's Articles of Incorporation on March 16, 2005.

                                     PART II

Item 5. Market Price of and Dividends on Registrants Common Equity and Other Shareholder Matters.

         The Company's shares are currently traded on the Over-the-Counter Bulletin Board ("OTCBB") under the symbol BKMM. As of April 11, 2005, the Company had approximately 134 shareholders holding 38,300,000 common shares. Of the issued and outstanding common stock, approximately 1,266,270 are free trading, the balance are "restricted securities" as that term is defined in Rule 144 promulgated by the Securities and Exchange Commission.

         The Company's common stock began trading on the OTCBB on February 17, 2004. Prior to that time no quotation for the Company's common shares was quoted on any exchange or quotation medium. Published bid and ask quotations from February 17, 2004 through December 31, 2004, are included in the chart below. These quotations represent prices between dealers and do not include retail markup, markdown or commissions. In addition, these quotations do not represent actual transactions.

                                      Bid                        Ask
                                High      Low              High          Low
                                ----      ---              ----          ---
2004
----
Feb. 17 thru Mar. 31            $1.00     $0.10            $2.00         $0.55
Apr. 1 thru June 30              2.50      1.00             5.00          2.00
July 1 thru Sep. 30              2.50      2.50             7.50          5.00
Oct. 1 thru Dec. 31              3.50      2.00             7.50          7.50

         The above information was obtained from Pink Sheets LLC, 304 Hudson Street, 2nd Floor, New York, New York 10013.

Dividends

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

                        Securities Authorized for Issuance Under Equity Compensation Plans
----------------------------------------------------------------------------------------------------------------------

Plan category             Number of securities        Weighted-average            Number of securities
                          to be issued  upon          exercise price of           remaining available for future
                          exercise of                 outstanding                 issuance under equity
                          outstanding options,        options, warrants           compensation plans
                          warrants and rights         and rights                  (excluding securities reflected
                                                                                    in columns (a))
                                    (a)                         (b)                               (c)
----------------------------------------------------------------------------------------------------------------------
Equity compensation               2,000,000                     $0.10                          3,000,000
plans approved by
security holders
----------------------------------------------------------------------------------------------------------------------
Equity compensation
plans not approved by                -0-                         -0-                              -0-
security holders
----------------------------------------------------------------------------------------------------------------------
     Total                        2,000,000                     $0.10                          3,000,000
----------------------------------------------------------------------------------------------------------------------

         On February 16, 2004, the Company granted options to two parties to purchase 1,000,000 shares each for technology and asset acquisition and business development services. The options may not be exercised until such time as the Company has acquired assets with a fair value of at least $2,000,000, as determined by the board of directors. The exercise price of the options is $0.10. The options expire on February 16, 2009. The Company granted the option holders a registration right in connection with the exercise of the options and/or the resale of the underlying common shares. The options were granted without registration under the Securities Act of 1933 in reliance on an exemption from registration pursuant to Section 4(2) of the Act.

Recent Sales of Unregistered Securities

         The Company sold no unregistered securities during the quarter ended December 31, 2004.

         Subsequent to year end, on January 28, 2005, the Company completed the closing of a Plan and Agreement of Reorganization with Condesa Pacific, S.A. and the seven shareholders of Condesa Pacific. In connection with the Agreement, the seven Condesa Pacific shareholders were issued 35,000,000 restricted common shares, on a pro rata basis, in exchange for all of the issued and outstanding common shares of Condesa Pacific. The shares were issued without registration under the Securities Act of 1933 in reliance on an exemption from registration pursuant to Section 4(2) of the Act. No general solicitation or general advertising was made in connection with the issuance of the shares.

Transfer Agent

         The Company's transfer agent and registrar is Interwest Transfer Company, Inc., 1981 East 4800 South, Suite 100, Salt Lake City, Utah 84117, Telephone (801) 272-9294.

Item 6. Plan of Operations

         For a complete understanding, this Plan of Operations should be read in conjunction with the Financial Statements and Notes to the Financial Statements contained in this Form 10-KSB.

         During 2004, the Company generated no revenue from operations. The Company does not anticipate generating revenue until it begins production, which, if necessary funding can be obtained, is estimated to occur in 2007. Moreover, in reaching the production stage, the Company anticipates incurring millions of dollars in costs. Because the Company is not currently engaged in revenue generating activities, the Company will be completely dependent on investment funds to support its operations until such time as production generates sufficient revenues to cover operating expenses. The Company does not expect to begin production until some time in 2007, and does not anticipate generating sufficient revenue to cover operating expenses until 2007. There is no assurance that the Company can obtain funding on favorable terms, or at all. These factors raise substantial doubt about the Company's ability to continue as a going concern.

         The Company has developed a plan of operations that should allow it to begin production in 2007, assuming adequate funding can be obtained. To fund operations during 2005, the Company estimates it will need approximately $10,000,000. The Company plans to seek this funding through private equity investments. If the Company is successful in raising $10,000,000 it intends to allocate the funds as follows.

Operations

         Drilling

         The Company has allocated approximately $2,800,000 to drilling and exploration. This includes drilling of approximately 5,000 meters of the left bank side of the Gornostai deposit and 14,000 meters of the ride bank side. Estimated drilling costs include both direct and indirect drilling costs, which include costs related to drilling such as geologist fees, site supervisors, geological data processors, core sample takers, topographers, site procurement specialists, etc.

         Core Analysis

         The Company anticipates spending approximately $170,000 for core analysis during the next twelve months.

         Transportation costs

         Total transportation costs related to operations for the next twelve months are estimated at $82,000. This includes cost of vehicle leases, drivers, fuel, and repair and maintenance costs for all vehicles used for site operations.

Design and Engineering

         Over the next twelve months the Company plans to spend approximately $2,500,000 for pre-feasibility and feasibility studies and to develop and pilot-test a flowsheet and develop a plant design for ore processing. We will also perform an independent reserves estimate and valuation.

         Independent Reserve Estimate

         The Company has allocated $500,000 to hire an independent mining consulting firm to provide it with a reserve estimate for the Gornostai deposit.

         Feasibility Study

         The Company anticipates spending approximately $500,000 for the preparation of pre-feasibility and feasibility studies. This is a minimum amount based on market rates in the Commonwealth of Independent States of the former Soviet Union. However, the price may increase if the Company retains an independent western consulting firm.

         Detailed Design

         Detailed design cost of $1,500,000 represent prospective cost of detailed engineering and design contract for construction of producing plant on the territory of Gornostai deposit. This includes flowsheet design and its pilot testing. This is a rough estimate, which will be subject to future revision following completion of feasibility studies.

Professional Fees

         The Company anticipates incurring approximately $300,000 in expenses to its financial auditors and securities attorneys during the next twelve months.

Concession Expenses

         Under the terms of the exploration and production contract, if the Company discovers commercially feasible mineral deposits, it will be required to pay licensing and other fees and government related costs. The Company has allocated $450,000 for this purpose over the next year.

Administrative Expenses

         The Company will allocate approximately $820,000 for administrative expenses during the next twelve months, which includes expenses of maintaining offices in the United States and Kazakhstan, salaries and taxes.

Office Equipment

         The Company also anticipates spending approximately $100,000 for office equipment during the next twelve months.

         In the event the Company is unable to raise $10,000,000, priority will be given to drilling and design and engineering expenses, with funds being allocated as management determines in its business judgment to be in the best interest of the Company.

Item 7. Financial Statements

         See Consolidated Financial Statements listed in the accompanying index to the Consolidated Financial Statements on Page F-1 herein.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         The Company made on changes in and had no disagreements with its accountants on accounting and financial disclosure during the 2004 fiscal year.

Item 8A. Controls and Procedures

         The Company's principal executive officers and our principal financial officer (the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Such officers have concluded (based upon their evaluations of these controls and procedures as of the end of the period covered by this report) that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by it in this report is accumulated and communicated to management, including the Certifying Officers as appropriate, to allow timely decisions regarding required disclosure.

         The Certifying Officers have also indicated that there were no significant changes in the Company's internal controls over financial reporting or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no significant deficiencies and material weaknesses.

         Management, including the Certifying Officers, does not expect that the Company's disclosure controls or its internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any systems of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Item 8B. Other Information.

         None.

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

Name of Director           Age      Term Served as Director   Positions with EMPS Research
----------------           ---      -----------------------   ----------------------------
Terrence D. Chatwin        63       Since June 2004           President, CEO and Director

Marat Cherdabayev          30       Since November 2004       Chairman of the Board of Directors

James Gunnell              50       Since June 2004           Chief Financial Officer, Secretary,
                                                              Treasurer and Director

         The above individuals will serve as the Company's officers and/or directors. A brief description of their positions, proposed duties and their background and business experience follows:

         Terrence D. Chatwin. Dr. Chatwin earned a Ph.D.,in Metallurgy from the University of Utah in 1967. He earned a Bachelors of Science degree in Mechanical Engineering from the Massachusetts Institute of Technology in1963.

Dr. Chatwin has been an Adjunct Associate Professor, University of Utah in Salt Lake City, Utah, since 1993. He also currently serves as the Director of the Utah Engineering Experiment Station. Dr. Chatwin has over 20 years engineering and management experience in a number of different disciplines. Dr. Chatwin is not currently serving as a director of any other reporting company.

         Marat Cherdabayev. Since July 2002, Mr. Cherdabayev has served as a director of EMPS Corporation, a U.S. reporting issuer, and former parent company of EMPS Research Corporation. Prior to joining EMPS Corporation, Mr. Cherdabayev worked for Caspian Services Group Limited ("CSGL") in Almaty, Kazakhstan. CSGL is a wholly-owned subsidiary of EMPS Corporation. Mr. Cherdabayev was a Business Development Manager for CSGL, and was responsible for developing a marketing plan for CSGL's services. Prior to his employment with CSGL, Mr. Cherdabayev worked for the Department of Project Finance at OJSC Kazakhtelecom in Almaty, Kazakhstan. Mr. Cherdabayev served as the Head of Project Planning and Monitoring, with responsibility for analyzing the financial feasibility of investment projects. He began working for OJSC Kazakhtelecom in January 2001. From October 2000 to January 2001, Mr. Cherdabayev served as the Advisor to the President of TNS Plus, a private telecommunications company in Almaty, Kazakhstan. In that capacity, he developed and advised the president on marketing strategies, marketing analysis and optimization issues. From January 1999 to June 1999, Mr. Cherdabayev was a Mutual Fund Accountant for State Street Corporation, in Boston, Massachusetts. His primary duties included producing and verifying daily financial statements, monitoring general ledger activity and pricing and reconciling five mutual funds on a daily basis. From January 1998 to June 1998, Mr. Cherdabayev was a Financial Reporting Assistant at Boston Edison in Boston Massachusetts. Mr. Cherdabayev graduated with a Bachelor of Science in Business Administration from Northeastern University in June 2000. Mr. Cherdabayev is also a director in EMPS Corporation, a reporting company.

         James F. Gunnell. Mr. Gunnell graduated from Brigham Young University in 1976 with a Bachelors of Science degree in Zoology. Mr. Gunnell brings over18 years of sales and management experience to the Company. Since 1991, Mr. Gunnell has been employed as a Sales Manager with National Electrical Carbon Corporation, a manufacturer of specialty graphite materials. Mr. Gunnell has been responsible for growing and managing an independent distributor network, for developing several new product markets and has significant increased product sales in the areas he has managed. Mr. Gunnell is not currently serving as a director of any other reporting company.

         There are no family relationships among the board of directors.

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

         Based solely on a review of Forms 3, 4 and 5 and amendments thereto furnished to the Company during its most recent fiscal year, it appears that Mr. Chatwin, Mr. Cherdabayev and Mr. Gunnell failed to timely file Form 3s at the time they became directors of the Company.

Code of Ethics

         The Company's Board of Directors has adopted a code of ethics that applies to all of the Company's officers and employees, including our principal executive officer, principal financial officer, principal accounting officer and controller. The Company's website, which can be found at www.bekemmetals.com, is currently under construction. The code of ethics will be posted on the Company's website.

Item 10. Executive Compensation.

         The following chart sets forth the compensation paid by the Company to each of its Executive Officers and Directors during the last three fiscal years:

                                           SUMMARY COMPENSATION TABLE

                                                                      Long Term Compensation
                                   ----------------------------- ----------------------------------
                                        Annual Compensation               Awards           Payouts
                                   ----------------------------- ------------------------- --------
                                                        Other
                                                        Annual    Restricted   Securities            All Other
                                                       Compen-      Stock      Underlying    LTIP      Compen-
        Name and            Year   Salary              sation       Awards      Options/    Payouts    sation
   Principal Position       Ended    ($)    Bonus($)     ($)         ($)        SARs (#)     ($)         ($)
------------------------- -------- -------- ---------- --------- ------------- ----------- -------- ------------
Terrence Chatwin (1)      12/31/04     -0-        -0-       -0-           -0-         -0-      -0-          -0-
President, CEO,
Director
------------------------- -------- -------- ---------- --------- ------------- ----------- -------- ------------
Timur Kunayev(2)          12/31/04     -0-        -0-       -0-           -0-         -0-      -0-          -0-
Former CEO
------------------------- -------- -------- ---------- --------- ------------- ----------- -------- ------------
Louis Naegle(3)           12/31/04     -0-        -0-       -0-           -0-         -0-      -0-          -0-
Former CEO                12/31/03     -0-        -0-       -0-           -0-         -0-      -0-          -0-
CEO and Director          12/31/02     -0-        -0-       -0-           -0-         -0-      -0-          -0-
------------------------- -------- -------- ---------- --------- ------------- ----------- -------- ------------

(1) Dr. Chatwin has served as president and chief executive officer of the Company since November 29, 2004.
(2) Mr. Kunayev served as the chief executive officer the Company from April 14, 2004 to November 29, 2004.
(3) Mr. Naegle served as the chief executive officer of the Company from inception to April 14, 2004.

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

         The following table sets forth as of April 11, 2005, the name and the number of shares of the Registrant's Common Stock, par value of $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Registrant to own beneficially, more than 5% of the 38,300,000 issued and outstanding shares of the Company's Common Stock, and the name and shareholdings of each director and of all officers and directors as group.

Type of                                           Amount & Nature of              % of
Security       Name and Address                  Beneficial Ownership             Class
--------       ----------------                  --------------------             -----
Common       Brisa Equities Corporation(2)              21,000,000                 54.8%
             1020 East 900 South
             Bountiful, Utah 84010

Common       Canby Trading Services(3)                   2,450,000                  6.4%
             4254 Wolfe Circle
             Park City, Utah 84098

Common       Terrence Chatwin(1)(4)                             60                   *
             875 Donner Way, Unit 705
             Salt Lake City, Utah 84108


Common       Marat Cherdabayev(1)                               -0-                  *
             875 Donner Way, Unit 705
             Salt Lake City, Utah 84108

Common       James Gunnell(1)                                  250                   *
             875 Donner Way, Unit 705
             Salt Lake City, Utah 84108

Common       Hertel Group, S.A.(5)                       3,150,000                  8.2%
             1786 North 1950 West
             Provo, Utah 84604

Common       Lambfield International Limited(6)          2,450,000                  6.4%
             1130 Hill Top Circle
             Bountiful, Utah 84010

Common       Neymar Finance Limited(7)                   2,450,000                  6.4%
             2381 East Sheridan Road
             Salt Lake City, Utah 84108
--------------------------------------------------------------------------------------------------
Officers, Directors and Nominees                               310                   *
as a Group: (3 persons)
--------------------------------------------------------------------------------------------------

*  Less than 1%.

(1) Dr. Chatwin and Mr. Gunnell are the executive officers of the Company. Mr. Cherdabayev, Mr. Chatwin and Mr. Gunnell are directors of the Company.

(2) Mr. Louis Naegle is the sole director of Brisa Equities and may, therefore, be deemed to have voting and investment power with respect to all shares of record held by Brisa.

(3) Ms. Allison Kilbourn is the sole director of Canby Trading and may, therefore, be deemed to have voting and investment power with respect to all shares of record held by Canby.

(4) Dr. Chatwin holds 30 shares of record in his own name, the other 30 shares are held of record by his spouse.

(5) Mr. Richard Holzapfel is the sole director of Hertel Group, and may, therefore, be deemed to have voting and investment power with respect to all shares of record held by Hertel.

(6) Mr. Thomas Jensen is the sole director of Lambfield International, and may, therefore, be deemed to have voting and investment control with respect to all shares of record held by Lambfield.

(7) Mr. Timur Kunayev is the sole director of Neymar Finance Limited and may, therefore, be deemed to have voting and investment control with respect to all shares of record held by Neymar.

Change in Control

         To the knowledge of the management, there are no present arrangements or pledges of the Company's securities that may result in a change in control of the Company.

Item 12. Certain Relationships and Related Transactions.

         On February 16, 2004, the board of directors of the Company approved the grant of an option to acquire 1,000,000 shares common stock of the Company to a shareholder of the Company for technology and asset acquisition and business development services. The option carries an exercise price of $0.10 per share. The option may not be exercised until such time as the Company has acquired, through purchase or otherwise, assets with a fair market value of at least $2,000,000, as determined by the board of directors. The option expires on February 16, 2009. The Company granted the shareholder a registration right in connection with the exercise of the options and/or the resale of the underlying common shares.

                                     PART IV

Item 13. Exhibits and Reports on Form 8-K.

         (a) Reports on Form 8-K.

         On November 30, 2004, the Company a Current Report on Form 8-K to report that Timur Kunayev had resigned from his positions as Company President and director. To fill the vacancies created by these resignations, Marat Cherdabayev was appointed to the board of directors as Chairman of the board and Terrence Chatwin was appointed by the board as the new president of the Company.

         On December 9, 2004, the Company filed a Current Report on Form 8-K to report that it had agreed to acquire 100% of the outstanding capital stock of Condesa Pacific, S.A., in exchange for 35,000,000 common shares of the Company.

         (b) Exhibits. The following exhibits are included as part of this report:

                  Exhibit 14.1      Code of Ethics

                  Exhibit 21.1      List of Subsidiaries

                  Exhibit 31.1 Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  Exhibit 31.2 Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  Exhibit 32.1 Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  Exhibit 32.2 Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


Item 14. Principal Accountant Fees and Services

         Hansen, Barnett and Maxwell served as the Company's independent accountants for the year ended December 31, 2004 and for the last quarter of 2003, and is expected to serve in that capacity for the current year. David T. Thomson, P.C., served as the Company independent accountants during the first three quarters of 2003. Principal accounting fees for professional services rendered for us by Hansen, Barnett & Maxwell and David T. Thomson P.C. for the years ended December 21, 2003 and 2002, are summarized as follows:

                                                     2004              2003
--------------------------------------------------------------------------------
  Audit                                          $5,683               $1,845
  Audit related                                       -                    -
  Tax                                               320                  195
  All other                                           -                  175
--------------------------------------------------------------------------------

  Total                                          $6,003               $2,215
================================================================================

         Audit Fees. Audit fees were for professional services rendered in connection with the Company's annual financial statement audits and quarterly reviews of financial statements for filing with the Securities and Exchange Commission.

         Tax Fees. Tax fees related to services for tax compliance and consulting.

         All Other Fees. During the fiscal year ended December 31, 2003, our independent auditors accountant billed us $175 for review, consultation and response to comments issued by the Securities and Exchange Commission in connection with the Company Form 10-SB.

         Board of Directors Pre-Approval Policies and Procedures. At its regularly scheduled and special meetings, the Board of Directors, in lieu of an established audit committee, considers and pre-approves any audit and non-audit services to be performed by the Company's independent accountants. The Board of Directors has the authority to grant pre-approvals of non-audit services.

                                   SIGNATURES

         In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf, thereunto duly authorized.


                                                     BEKEM METALS, INC.



Date: April 15, 2005                                  /s/ Terrence Chatwin
                                                     ---------------------------
                                                     Terrence Chatwin,
                                                     Chief Executive Officer



Date: April 15, 2005                                  /s/ James Gunnell
                                                     ---------------------------
                                                     James Gunnell,
                                                     Chief Financial Officer

 HANSEN, BARNETT & MAXWELL                    Registered with the Public Company
 A Professional Corporation                       Accounting Oversight Board
CERTIFIED PUBLIC ACCOUNTANTS
  5 Triad Center, Suite 750                         an independant member of
Salt Lake City, UT 84180-1128                              BAKER TILLY
    Phone: (801) 532-2200                                 INTERNATIONAL
     Fax: (801) 532-7944
       www.hbmcpas.com



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and the Shareholders
Bekem Metals, Inc.


We have audited the balance sheets of Bekem Metals, Inc. as of December 31, 2004 and 2003 and the related statements of operations, shareholders' equity (deficiency) and cash flows for the years then ended and for the cumulative period from January 31, 2001 (date of inception) through December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Bekem Metals, Inc. as of December 31, 2004 and 2003, and the results of its operations and cash flows for the years then ended, and for the cumulative period from January 31, 2001 (Date of Inception) through December 31, 2004 in conformity with U.S. generally accepted accounting principles.

                                             HANSEN, BARNETT & MAXWELL


Salt Lake City, Utah
March 31, 2005

BEKEM METALS, INC.
(formerly EMPS Research Corporation)
(A Development Stage Company)
BALANCE SHEETS



December 31,                                                                           2004                 2003
-----------------------------------------------------------------------------------------------------------------
ASSETS

Current Assets
Cash                                                                            $     2,841          $    22,531
-----------------------------------------------------------------------------------------------------------------

Total Current Assets                                                                  2,841               22,531
-----------------------------------------------------------------------------------------------------------------

Patents and deferred patent costs, net of amortization
  of $796 and $590                                                                    1,840                2,046
-----------------------------------------------------------------------------------------------------------------

Total Assets                                                                    $     4,681          $    24,577
=================================================================================================================


LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities
Accounts payable                                                                $    12,992          $     2,413
Franchise tax payable                                                                   100                  100
Deferred revenue                                                                      2,568                9,190
-----------------------------------------------------------------------------------------------------------------

Total Current Liabilities                                                            15,660               11,703
-----------------------------------------------------------------------------------------------------------------

Shareholders' Equity (Deficiency)
Common stock; $0.001 par value, 50,000,000
 shares authorized, 3,300,000 and 3,300,000 shares
 issued and outstanding, respectively                                                 3,300                3,300
Additional paid-in capital                                                          224,503               33,845
Deficit accumulated during the development stage                                   (238,782)             (24,271)
-----------------------------------------------------------------------------------------------------------------

Total Shareholders' Equity (Deficiency)                                             (10,979)              12,874
-----------------------------------------------------------------------------------------------------------------

Total Liabilities and Shareholders' Equity (Deficiency)                         $     4,681          $    24,577
=================================================================================================================


                    The accompanying notes are an integral part of these financial statements.

                                                        F-2

BEKEM METALS, INC.
(formerly EMPS Research Corporation)
(A Development Stage Company)
STATEMENTS OF OPERATIONS

                                                                                                                        For the
                                                                                                                     Cumulative
                                                                                                                    Period From
                                                                                                               January 31, 2001
                                                                                                                       (Date of
                                                                                                                     Inception)
                                                                                                                        through
                                                                                                                   December 31,
For the years ended December 31,                                                      2004              2003               2004
--------------------------------------------------------------------------------------------------------------------------------
Revenue                                                                        $         -       $         -        $         -
--------------------------------------------------------------------------------------------------------------------------------

Expenses
General and administrative                                                         214,305            14,999            237,945
Amortization expense                                                                   206               205                795
--------------------------------------------------------------------------------------------------------------------------------

Total Expenses                                                                     214,511            15,204            238,740
--------------------------------------------------------------------------------------------------------------------------------

Net Loss From Operations                                                          (214,511)          (15,204)          (238,740)

Other Income (Expense)
Grant revenue                                                                        6,622             2,042            148,744
Grant expense                                                                       (6,622)           (2,042)          (148,774)
Interest expense                                                                         -                 -                (42)
--------------------------------------------------------------------------------------------------------------------------------

Net Other Income (Expense)                                                               -                 -                (42)
--------------------------------------------------------------------------------------------------------------------------------

Net Loss                                                                       $  (214,511)      $   (15,204)       $  (238,782)
================================================================================================================================

Basic and Diluted Loss Per Share                                               $     (0.07)      $     (0.00)
==============================================================================================================

Weighted Average Common
Shares Outstanding                                                               3,300,000         3,300,000
==============================================================================================================


                    The accompanying notes are an integral part of these financial statements.

                                                       F-3

BEKEM METALS, INC.
(formerly EMPS Research Corporation)
(A Development Stage Company)
STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIENCY)
FROM INCEPTION (JANUARY 31, 2001) TO DECEMBER 31, 2OO4

                                                                                           Deficit
                                                                                         Accumulated         Total
                                                    Common Stock          Additional     During the      Shareholders'
                                              -------------------------     Paid-in      Development         Equity
                                               Shares          Amount       Capital         Stage         (Deficiency)
----------------------------------------------------------------------------------------------------------------------
Balance, January 31, 2001 (date of inception)          -      $     -     $        -      $        -       $        -

Shares issued to EMPS Corp. in
  exchange for patents and other
  consideration, February 14, 2001             3,000,000        1,000          4,000               -            5,000

Capital contributed by former parent
  company upon forgiveness of debt,
  September 30, 2002                                   -            -          2,145               -            2,145

Shares issued for cash consideration
  at $0.10 per share, December 31, 2002          300,000          300         29,700               -           30,000

Net loss for the year ended
  December 31, 2002                                    -            -              -          (9,067)          (9,067)
----------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2002                     3,300,000        3,300         33,845          (9,067)          28,078
======================================================================================================================

Net loss for the year ended
  December 31, 2003                                    -            -              -         (15,204)         (15,204)
----------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2003                     3,300,000        3,300         33,845         (24,271)          12,874
======================================================================================================================

Options granted to non-employees for
  services valued at $0.10 per share,
  February 16, 2004                                    -            -        190,658               -          190,658

Net loss for the year ended
  December 31, 2004                                    -            -              -        (214,511)        (214,511)
----------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2004                     3,300,000      $ 3,300     $  224,503      $ (238,782)      $  (10,979)
======================================================================================================================


                    The accompanying notes are an integral part of these financial statements.

                                                         F-4

BEKEM METALS, INC.
(formerly EMPS Research Corporation)
(A Development Stage Company)
STATEMENT OF CASH FLOWS

                                                                                                             For the
                                                                                                          Cumulative
                                                                                                         Period From
                                                                                                         January 31,
                                                                                                       2001 (Date of
                                                                                                          Inception)
                                                                                                             through
                                                                                                        December 31,
For the years ended December 31,                                              2004            2003              2004
---------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
Cash from grant                                                         $        -      $        -        $  151,312
Cash paid for grant expenses                                                (5,122)         (2,042)         (147,244)
Cash paid for interest                                                           -               -               (42)
Cash paid for non grant expense                                            (14,568)         (9,864)          (33,285)
=====================================================================================================================

Cash Used in Operating Activities                                          (19,690)        (11,906)          (29,259)
---------------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities
Proceeds from sale of common stock                                               -               -            32,100
---------------------------------------------------------------------------------------------------------------------

Cash Provided by Financing Activities                                            -               -            32,100
---------------------------------------------------------------------------------------------------------------------

Net Change in Cash                                                         (19,690)        (11,906)            2,841

Cash at the Beginning of the Period                                         22,531          34,437                 -
---------------------------------------------------------------------------------------------------------------------

Cash at the End of the Period                                           $    2,841      $   22,531        $    2,841
=====================================================================================================================
Reconciliation of Net Loss to Cash
 Used in Operating Activities

Net Loss                                                                $ (214,511)     $  (15,204)       $ (238,782)
Adjustments to reconcile net loss to
 cash used in operating activities
          Options granted for services                                     190,658               -           190,658
          Amortization of patent costs                                         206             205               796
          Organization costs paid by issuance of common stock                    -               -               264
  Impairment of patent                                                           -               -             2,145
          Change in assets and liabilities:
            Prepaid assets                                                       -           3,441                 -
            Accounts payable                                                10,579           1,694            12,992
            Franchise tax payable                                                -               -               100
            Deferred revenue                                                (6,622)         (2,042)            2,568
---------------------------------------------------------------------------------------------------------------------

Net Cash Used In Operating Activities                                   $  (19,690)     $  (11,906)       $  (29,259)
=====================================================================================================================

Supplemental disclosure of noncash investing and financing activities
Common stock issued for assignment of patents from former Parent        $        -      $        -        $    2,636
=====================================================================================================================

                    The accompanying notes are an integral part of these financial statements.

                                                     F-5

                               BEKEM METALS, INC.
                      (formerly EMPS Research Corporation)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - Bekem Metals, Inc. (The Company) was organized as EMPS Research Corporation under the laws of the State of Utah on January 31, 2001 and elected a fiscal year end of December 31st. EMPS Corporation, the Company's former parent, formed the Company by contributing cash and patented technology in exchange for all of the issued and outstanding shares of EMPS Research Corporation. The Company was formed to further develop and market patented technology for commercially separating nonmagnetic particulate material from other materials without heat or water. The Company has three patents having to do with its business purpose but has not commenced planned principal operations and is considered a development stage company. On January 28, 2005 the Company acquired Condessa Pacific S.A. by issuing stock in a reverse merger transaction resulting in a change of control and a change in the reporting entity, as more fully described in Note 9 - Subsequent Events. On February 9, 2005 the Company changed its name to Bekem Metals, Inc.

Basis of Presentation - The accompanying financial statements include the accounts of EMPS Research Corporation since its inception and are not presented on a consolidated basis with its former Parent, EMPS Corporation. EMPS Research Corporation was spun-off from EMPS Corporation effective May 23, 2003. The 3,000,000 shares of the Company owned by EMPS Corporation were distributed to shareholders of EMPS Corporation and from that date the Company was no longer a subsidiary of EMPS Corporation.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Amortization of Patent Rights - The Company is amortizing its cost associated with the acquisition of its patents over a period of 12.8 years, the legally remaining protected lives of the patents, using the straight-line method. The patents are reviewed for impairment annually. Impairment would be recognized if the carrying amount is not recoverable and the carrying amount exceeds the fair value of the intangible asset. At December 31, 2004 and 2003, the Company patents have a carrying value of $1,840, and $2,046 respectively.

Grant revenue recognition - The Company's Department of Energy (DOE) grant is funded on a cost reimbursement basis and payments received from the grant are treated as earned and recognized as revenue at the time expenditures reimbursable under the grant are incurred. The grant has provisions for advance payments. Grant receivables represent the amount by which expenditures exceed amounts received from the DOE under the grant; deferred revenues represent payments received from the DOE which exceed costs expended under the grant.

Income Taxes - Due to losses at December 31, 2004 and 2003 and since inception, the Company has no provisions for income taxes. Deferred income tax results from timing differences in recognition of income and expense for financial accounting and tax reporting purposes. Timing differences arise from organization costs recognized currently for financial statement purposes as compared to amortization over 60 months for tax purposes and operating loss carry forwards.

                               BEKEM METALS, INC.
                      (formerly EMPS Research Corporation)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003



Share-Based Compensation - The Company adopted a share-based compensation plan on March 12, 2003. The Company accounts for employee options using the intrinsic value method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The Company accounts for options granted to non-employees at their fair value in accordance with FAS 123, Accounting for Stock-Based Compensation. Under FAS No. 123, stock-based compensation is determined as the fair value of the equity instruments issued. The measurement date for these issuances is the earlier of the date at which a commitment for performance by the recipient to earn the equity instruments is reached or the date at which the recipient's performance is complete. Share-based compensation to non-employees totaled $190,658 for the year ended December 31, 2004, and $-0- for 2003.

Net Loss Per Share - The computation of net loss per common share is based on the weighted-average number of shares outstanding during the periods presented. As of December 31, 2004 there were outstanding stock equivalents to purchase 2,000,000 shares of common stock that were not included in the computation of diluted loss per share as their effect would have been anti-dilutive, thereby decreasing the net loss per common share.

Recent Accounting Pronouncements - In December 2004, the FASB issued Statement No. 123 (Revised 2004), Share-Based Payment ("Statement 123(R)"). Statement 123(R) revises Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123(R) requires the recognition of the cost of employee services received in exchange for stock options and awards of equity instruments based on the grant-date fair value of such options and awards, over the period they vest. Under the modified-prospective basis alternative, which has been selected by the Company to adopt Statement 123(R), the Company is required to adopt Statement 123(R) on January 1, 2006 and the Company will the recognize employee compensation from stock options and awards equal to their unamortized grant-date fair value over their remaining vesting period. As of December 31, 2004, no employee options have been granted under the Company's Plan. Accordingly, the effect of adopting Statement 123(R) on options outstanding at December 31, 2004 will not result in the recognition of additional after-tax compensation during the year ending December 31, 2006.

NOTE 2 - COMMON SHARES

EMPS Corporation formed the Company as a wholly owned Subsidiary by contributing $2,100 cash, paying $264 in expenses on behalf of the Company, and by assigning three patents it owned to the Company. As consideration, the Company issued 3,000,000 shares of its common stock to EMPS Corporation, representing all of the issued and outstanding common shares of the Company at the formation date. The patents assigned to the Company were valued at their historical cost to EMPS Corporation of $2,636.

On December 31, 2002, the Company issued 300,000 common shares for $30,000. or $0.10 per share to Techgrand Company Ltd., a Hong Kong limited company, which also owns shares of the common stock of the Company's former Parent.

NOTE 3 - RELATED PARTY TRANSACTIONS

The Company has no employees. Officers and directors have provided a small amount of services since inception; however no compensation has been paid or accrued due to the nominal value of such services. During the first six months of 2001, compensation of $20,000 was paid to the Company's DOE grant project manager, related by virtue of his ability to enter into business transactions with the Company not at arms length.

The Company is receiving free office space through a related party. The value of the free rent to date has been of nominal value.

                               BEKEM METALS, INC.
                      (formerly EMPS Research Corporation)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003


On February 16, 2004 the Company issued options for one million common shares to current shareholders for services provided to the Company more fully described in Note 7.

The Company decided to abandon its continuation-in-part (CIP) patent application during the quarter ended September 30, 2002. At December 31, 2001, the costs associated with this application were recorded as deferred patent costs. At the time of the abandonment, the costs for the CIP patent application had no future value and the $2,145 carrying amount of the deferred patent costs were charged to operations. The deferred patent costs had been paid on behalf of the Company by its Parent. At the time of abandonment, the Parent forgave the debt advanced and the Company recorded a $2,145 capital contribution.

NOTE 4 - INCOME TAXES

The Company has paid no federal or state income taxes since its incorporation. As of December 31, 2004, the Company had net operating loss carry forwards for federal income tax reporting purposes of $86,311 which, if unused, will expire between 2022 and 2023. The tax effect of the operating loss carry forwards at December 31, 2004 and 2003 is as follows:

         December 31,                               2004                 2003
         ---------------------------------------------------------------------
         Operating loss carry forward          $  89,053            $   9,040
         Valuation allowance                     (89,053)              (9,040)
         ---------------------------------------------------------------------

         Total Deferred Tax Asset              $       -            $       -
         =====================================================================


The following is a reconciliation of the income taxes computed using the federal statutory rate to the provision for income taxes:


         For the years ended December 31,             2004               2003
         ---------------------------------------------------------------------
         Tax at federal statutory rate (34%)     $ (72,934)         $  (5,169)
         State tax benefit                          (7,079)              (502)
         Change in valuation allowance              80,013              5,671
         ---------------------------------------------------------------------

         Provision for Income Taxes              $       -          $       -
         =====================================================================


NOTE 5 - DEPARTMENT OF ENERGY AWARD

The Department of Energy (DOE), through its Office of Industrial Technologies
(OIT) 2000 Inventions and Innovation (I&I) Program, awarded a $199,000 grant to the Company during 2001 for the Company's project entitled "Development of a High-Frequency Eddy-Current Separator".

The grant is a DOE small business grant and thus the Company has no financial obligation to DOE under the award. The Company is not required to compensate DOE upon successful (or unsuccessful) commercialization of a prototype (such as for royalties or commissions). Prior to entering into the award the Company had the option to identify technical data that was proprietary and to elect to retain title to this proprietary data. In so doing, the unlimited right to such technical data by DOE was voided per DOE regulations. In accordance with DOE regulations, a small business concern has a "subject invention" related to work done under the award, it can obtain unlimited rights to the technical data for the "subject invention", and has license to use the invention only for government use and not commercial use. Even so, if proper application and

                               BEKEM METALS, INC.
                      (formerly EMPS Research Corporation)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003


reporting is done for the "subject invention" the small business concern can retain title to the "subject invention" and the above rights to DOE to use the invention or technical data is voided. Management intends to perform the proper reporting and application process to retain title to any "subject invention" that may arise, if any, during the course of the award.

The original project period was from February 1, 2001 to January 31, 2003 but has been extended to June 30, 2005. Research assistance conducted under the grant has been subcontracted to two entities. During the years ended December 31, 2004 and 2003 the Company incurred grant expenses in the amount of $6,622 and $2,042, respectively. Total grant expense from inception through December 31, 2004 is $148,744.

NOTE 6 - PATENTS

The Company received three patents by assignment from it parent at formation. The three patents related to the Company's particle separation technology and were valued at their historical cost to its parent of $2,636. Amortization expense is being recognized on a straight-line basis through 2013. Amortization expense for the years ending December 31, 2004 and 2003 was $206 and $205. The parents are currently carried at a value of $1,840, net of accumulated amortization expense of $796. The amortization expense for each of the next five years is anticipated to be $205 per year.

NOTE 7 - STOCK OPTION PLAN

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

On February 16, 2004, the Company issued two non-qualified options to purchase an aggregate of 2,000,000 common shares at an exercise price of $0.10 per share. The options, which expire on February 16, 2009, were issued to an outside consultant and to a current shareholder. The exercise price was determined by the board of directors and was equal to the cash price of the Company's most recent sale of common shares and the value for which the Company agreed to sell shares to Techgrand in the private placement equity agreement described below. The option had a fair value on the award date of $190,658 and the Company recognized a charge to operations on that date of $190,658. The options were valued on the grant date using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 3.02%; expected dividend yield of 0.0%; expected life of 5 years and estimated volatility of 175%.

NOTE 8 - PRIVATE EQUITY CREDIT AGREEMENT

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

                               BEKEM METALS, INC.
                      (formerly EMPS Research Corporation)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003


NOTE 9 - SUBSEQUENT EVENT

On December 3, 2004 the Company entered into a Plan and Agreement of Reorganization with Condesa Pacific S.A., a British Virgin Islands international business company and on January 28, 2005, the Company completed the closing of the Agreement. The Company acquired 100% of the outstanding capital stock of Condesa Pacific, S.A. (Condesa) in exchange for the issuance of 35,000,000 common shares of the Company. As a result of the issuance, the shareholders of Condesa now own approximately 90% of the outstanding common stock of the Company. The consideration exchanged in connection with this transaction was determined through negotiation by the parties. The transaction resulted in a change of control of the Company and a change in the reporting entity.

Condesa is a British Virgin Islands international business company whose primary asset is an exploration and production contract held by its wholly-owned subsidiary Kaznickel, LLP. The exploration and production contract, which was issued by the Ministry of Energy and Mineral Resources of the Republic of Kazakhstan, grants Kaznickel the exclusive right to explore for and produce nickel, cobalt, and other minerals in the 616 hectare (1,522 acre) Gornostayevskoye field located in the East Beskaragaiskiy region of Kazakhstan in the Republic of Kazakhstan. The Company intends to pursue the exploration and development of the Gornostayevskoye field.

None of the Condesa shareholders were shareholders of the Company immediately prior to the completion of the closing of the Agreement. None of the Company's executive officers or directors has changed as a result of this transaction and no change in the executive officers or directors of the Company is required under the terms of the Agreement.

On February 9, 2005, the Company's Board of Directors approved, and holders of a majority of the outstanding shares of the Company approved and ratified a change in the Company's name from EMPS Research Corporation to Bekem Metals, Inc., and on March 16, 2005 the Company filed an amendment to its Articles of Incorporation changing its name to Bekem Metals, Inc. The Company changed its name to better reflect its efforts to explore and develop the Gornostayevskoye mineral field in East Kazakhstan.