Form 10QSB
period 2005-03-31
BEKEM METALS INC
filed 2005-05-23
CIK 1223550

United States
                       Securities and Exchange Commission
                              Washington, DC 20549

                                   FORM 10-QSB

                  Quarterly Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For the Quarter Ended                                     Commission File Number
---------------------                                     ----------------------
March 31, 2005                                                           0-50218


                               BEKEM METALS, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                                      UTAH
          -------------------------------------------------------------
          (State or other jurisdiction of incorporation or organization

                                   87-0669131
                      -----------------------------------
                      (I.R.S. Employer Identification No.)


              875 Donner Way, Unit 705, Salt Lake City, Utah 84108
              ----------------------------------------------------
                    (Address of principal executive offices)

                                 (801) 582-1881
               --------------------------------------------------
              (Registrant's telephone number, including area code)



Securities registered pursuant to Section 12 (b) of the Act: None.

Securities registered pursuant to section 12(g) of the Exchange Act: Common, $0.001 par value

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [X] No [ ]

As of May 10, 2005, the issuer had 38,300,000 shares of its $0.001 par value common stock outstanding.

                                      INDEX

                                Bekem Metals, Inc
                                   Form 10-QSB
                      For The Quarter Ending March 31, 2005

                       Part I. Financial Information Page

         Item 1.  Financial Statements

                     Consolidated Balance Sheets as of March 31, 2005 and
                       December 31, 2004 (Unaudited)                          2

                     Consolidated Statements of Operations for the
                       Three months ended March 31, 2005, and 2004,
                       and for the Period from March 5, 2004 (Date of
                       Inception) Through March 31, 2005 (Unaudited)          3

                     Consolidated Statement of Shareholders' Equity
                       for the Period from March 5, 2004 (Date of
                       Inception) through March 31, 2005 (Unaudited)          4

                     Consolidated Statements of Cash Flows for the
                       Three Months ended March 31, 2005, and 2004 and
                       for the Period from March 5, 2004 (Date of
                       Inception) Through March 31, 2005 (Unaudited)          5

                     Notes to the Unaudited Consolidated Financial
                       Statements                                             6

         Item 2.  Management's Discussion and Analysis or Plan of Operations 13

         Item 3.  Controls and Procedures                                    16


                           Part II. Other Information

         Item 2.  Unregistered Sales of Equity Securities                    17

         Item 4.  Submission of Matters to a Vote of Security Holders        17

         Item 5.  Other Information                                          18

         Item 6.  Exhibits and Reports on Form 8-K                           18

         Signatures                                                          19

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                               BEKEM METALS, INC. AND SUBSIDIARIES
                                                 (An Exploration Stage Company)
                                             CONSOLIDATED BALANCE SHEETS (UNAUDITED)



                                                                                           March 31,        December 31,
                                                                                                2005                2004
-------------------------------------------------------------------------------------------------------------------------
ASSETS

Current Assets
Cash                                                                                     $    19,492         $     4,190
Related party receivable                                                                       1,042                   -
Prepaid expenses                                                                              10,070              21,337
Inventory                                                                                      4,252                   -
Other current assets                                                                          13,653                   -
-------------------------------------------------------------------------------------------------------------------------
Total Current Assets                                                                          48,509              25,527
-------------------------------------------------------------------------------------------------------------------------

Property, plant and equipment (net of accumulated depreciation of $3,341)                     44,040              45,044
Long term deferred expenses                                                                   17,341              15,117
Intangible assets (net of accumulated amortization of $847)                                    1,789                   -
Mineral property rights (net of depletion on asset retirement obligation of $12,026)       1,176,114           1,182,007
-------------------------------------------------------------------------------------------------------------------------
Total Assets                                                                             $ 1,287,793         $ 1,267,695
=========================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable                                                                         $   156,985         $    85,384
Accrued liabilities                                                                           53,700              26,959
Deferred revenue                                                                               1,716                   -
Short term loan due to a related party                                                       211,491              92,308
-------------------------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                                    423,892             204,651
Asset Retirement Obligation                                                                  686,267             675,460
-------------------------------------------------------------------------------------------------------------------------
Total Liabilities                                                                          1,110,159             880,111
-------------------------------------------------------------------------------------------------------------------------
Shareholders' Equity
Common stock; $0.001 par value, 50,000,000 shares
authorized, 38,300,000  and 35,000,000 shares outstanding                                     38,300              35,000
Additional paid-in capital                                                                   704,450             719,456
Deficit accumulated during the development stage                                            (565,116)           (366,872)
-------------------------------------------------------------------------------------------------------------------------
Total Shareholders' Equity                                                                   177,634             387,584
-------------------------------------------------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity                                               $ 1,287,793         $ 1,267,695
=========================================================================================================================



                          The accompanying notes are an integral part of these financial statements.

                                                               2

                                               BEKEM METALS, INC. AND SUBSIDIARIES
                                                 (An Exploration Stage Company)
                                        CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                                                  For the Period from
                                                                                                       March 5, 2004
                                                                                                   (Date of Inception)
                                                                                                           Through
For the Three Months Ended March 31,                       2005                   2004                  March 31, 2005
---------------------------------------------------------------------------------------------------------------------
Revenue                                                $        -             $        -                  $        -
---------------------------------------------------------------------------------------------------------------------

Operational Expenses
Exploratory costs                                         105,807                      -                     376,906
General and administrative expenses                        93,005                  4,456                     192,514
---------------------------------------------------------------------------------------------------------------------

Total Expenses                                            198,812                  4,456                     569,420
---------------------------------------------------------------------------------------------------------------------

Loss From Operations                                     (198,812)                (4,456)                   (569,420)

Other Income (Expense)
Grant revenue                                                 850                      -                         850
Grant expense                                                (850)                     -                        (850)
Exchange rate gain                                            568                      -                       4,304
---------------------------------------------------------------------------------------------------------------------

Net Loss                                               $ (198,244)            $   (4,456)                 $ (565,116)
---------------------------------------------------------------------------------------------------------------------

Basic and Diluted Loss per Common Share                $    (0.01)            $    (0.00)
-----------------------------------------------------------------------------------------

Weighted-Average Shares used in
Basic and Diluted Loss per Common Share                38,300,000             14,000,000
-----------------------------------------------------------------------------------------

                  The accompanying notes are an integral part of these financial statements.

                                                            3

                                               BEKEM METALS, INC. AND SUBSIDIARIES
                                                 (An Exploration Stage Company)
                         CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY FOR THE PERIOD FROM MARCH 5, 2004
                                     (DATE OF INCEPTION) THROUGH MARCH 31, 2005 (UNAUDITED)


                                                                                                    Deficit
                                                   Common Shares                                 Accumulated            Total
                                         -------------------------------       Additional         During the        Shareholders'
                                                Shares         Amount       Paid-in Capital    Development Stage        Equity
----------------------------------------------------------------------------------------------------------------------------------
Balance - March 5, 2004
(Date of inception)                                            $      -        $       -           $        -           $       -
Shares issued for cash, August 12, 2004       14,000,000         14,000          290,456                    -             304,456
Shares exchanged for 60% interest                                                                                               -
in Kaznickel, November 19, 2004               21,000,000         21,000          429,000                    -             450,000
Net loss for period                                                   -                -             (366,872)           (366,872)
----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2004                    35,000,000         35,000          719,456             (366,872)            387,584

Shares issued in acquisition of Bekem
Metals, January 28, 2005                       3,300,000          3,300          (15,006)                   -             (11,706)
Net loss for period                                                                                  (198,244)           (198,244)
----------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2005                       38,300,000       $ 38,300        $ 704,450           $ (565,116)          $ 177,634
==================================================================================================================================


                       The accompanying notes are an integral part of these financial statements.

                                                            4

                                               BEKEM METALS, INC. AND SUBSIDIARIES
                                                 (An Exploration Stage Company)
                                        CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)



                                                                                                                For the Period from
                                                                                                                   March 5, 2004
                                                                                                                (Date of Inception)
                                                                                                                       Through
For the Three Months Ended March 31,                                  2005                    2004                  March 31, 2005
----------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
Net loss                                                           $(198,244)              $  (4,456)                  $ (565,116)
Adjustments to reconcile net loss to
  net cash provided by operating activities:
    Depreciation and amortization                                      2,026                       -                        3,424
    Depreciation and accretion expense on
      asset retirement obligation                                     17,025                       -                       33,094
    Foreign currency exchange gain                                    (7,334)                      -                       (3,598)
    Change in operating assets and liabilities:
      Inventory                                                       (4,328)                      -                       (4,328)
      Prepaid expenses and other current assets                       (5,417)                      -                       74,421
      Accounts payable and accrued liabilities                        89,169                   4,456                      170,626
      Deferred grant revenue                                            (849)                      -                         (849)
----------------------------------------------------------------------------------------------------------------------------------
Net Cash Used in Operating Activities                               (107,952)                      -                     (292,326)
----------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
Purchase of property and equipment                                    (1,152)                      -                      (25,793)
Purchase of Kaznickel and Bekem
  Metals, Inc., net of cash acquired                                   2,648                       -                     (176,293)
Increase in receivable from related parties                           (1,061)                      -                       (1,061)
----------------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by (Used in) Investing Activities                      435                       -                     (203,147)
----------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
Proceeds from short-term note payable                                102,101                       -                      193,505
Proceeds from accrued liabilities to related parties                  20,958                       -                       20,958
Proceeds from issuance of common stock                                     -                       -                      304,456
----------------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                            123,059                       -                      518,919
----------------------------------------------------------------------------------------------------------------------------------
Effect of Exchange Rate Changes on Cash                                 (240)                      -                       (3,954)
----------------------------------------------------------------------------------------------------------------------------------
Net Increase in Cash                                                  15,302                       -                       19,492
Cash at Beginning of Period                                            4,190                       -                            -
----------------------------------------------------------------------------------------------------------------------------------
Cash at End of Period                                              $  19,492               $       -                  $    19,492
==================================================================================================================================

Supplemental Cash Flow Information
----------------------------------------------------------------------------------------------------------------------------------
Non Cash Investing and Financing Activities:
  Fair value of assets acquired                                    $   4,471               $       -                  $ 1,445,858
  Cash paid for equity interests                                           -                       -                     (300,000)
  Fair value of shares issued for acquisitions                       (11,706)                      -                     (461,706)
----------------------------------------------------------------------------------------------------------------------------------
Liabilities Assumed                                                $  16,177               $       -                  $   684,152
==================================================================================================================================


                            The accompanying notes are an integral part of these financial statements.

                                                               5

                       BEKEM METALS, INC. AND SUBSIDIARIES
                         (An Exploration Stage Company)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005


NOTE 1 - BASIS OF PRESENTATION, NATURE OF BUSINESS, AND SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information -- The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

Nature of Business -- Bekem Metals, Inc. is engaged through its wholly owned subsidiary, Kaznickel LLP, (collectively, the "Company") in the acquisition and exploration of mineral resource properties, specifically the Gornostayevskoye ("Gornostai") nickel and cobalt deposit (the "Deposit") located in the East Kazakhstan Oblast of the Republic of Kazakhstan. Kaznickel acquired the rights to explore and develop the Gornostai Deposit on April 22, 2004 and is active in exploration of the Mineral Property. The Company acquired Kaznickel on September 22, 2004 in a purchase business combination as further described in Note 2.

Bekem Metals, Inc. was formerly named EMPS Research Corporation. The name change was effected March 16, 2005.

Basis of Presentation and Principles of Consolidation - The consolidated financial statements of the Company include the accounts of Condesa Pacific S.A. since its inception and Kaznickel LLP ("Kaznickel"), a Kazakh partnership, since the date of its acquisition by Condesa, and the accounts of Bekem Metals, Inc. since its acquisition by Condesa. Condesa was incorporated under the laws of the British Virgin Islands on March 5, 2004. Condesa acquired Bekem Metals, Inc. in a reverse acquisition, on January 28, 2005 as further described in Note 3. Intercompany transactions are eliminated upon consolidation.

Use of Estimates - The preparation of financial statements in accordance with accounting principles generally accepted in the Unites States of America requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

Business Condition - The Company has no proven mineral reserves and has not yet entered the development stage with respect to its mineral interests, and has no production. There has been no revenue from operations, and it has incurred a net loss of $565,116 since inception, including $198,244 for the quarter ended March 31, 2005. In addition, current liabilities exceeded current assets by $375,383 and $179,124 at March 31, 2005 and December 31, 2004, respectively. Management expects to generate sufficient cash to fund its current activities by issuing equity securities and receiving financial assistance, if needed, from its shareholders. There is no assurance, however, that funds can be raised or that the shareholders will have the ability to provide financial assistance to the Company. These matters raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

                       BEKEM METALS, INC. AND SUBSIDIARIES
                         (An Exploration Stage Company)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005


Exploration Stage Company - The Company is considered to be in the exploration stage. Since its inception March 5, 2004, the Company has devoted substantially all of its efforts in raising capital and acquiring Kaznickel, and then exploring for mineral property under its exploration contract. The mineral property has not reached a development or production stage and accordingly, no revenues from production of the property have been recorded. The Company is considered to be in the development stage for financial reporting purposes. A separate disclosure of additional information including presentation of cumulative amounts of revenues and expenses and cash flows from inception, and deficits accumulated during the development stage are required under FAS 7, "Accounting and Reporting by Development Stage Enterprises."

Currency Translation - The consolidated financial statements are presented in U.S. dollars, the functional currency of the Company's subsidiary operating in Kazakhstan. Non-monetary assets and liabilities of Kaznickel are translated into U.S. dollars using historical exchange rates and monetary assets and liabilities are translated into U.S. dollars using exchange rates on the date of the financial statements. Results of operations are translated at the average exchange rates during the reporting period. Exchange gains and losses resulting from financial statement translation and from holding foreign currencies are included in the results of operations.

Prepaid Expenses -- Prepaid expenses relate to office rent, subscriptions, and insurance. Prepaid expenses are charged to operations in the period the related service or work is performed.

Mineral Property Rights -- Mineral property acquisition costs, site restoration costs and development costs on mineral properties with proven and probable reserves are capitalized and will be depleted using the units-of-production method over the estimated life of the reserves. If there are insufficient reserves to use as a basis for depleting such costs, they are written off as a mineral property or mineral interest impairment in the period in which the determination is made. Site restoration costs are depleted over the term of their expected life. Interest costs are capitalized on mineral properties and mineral interests in development. The development potential of mining properties is established by the existence of proven and probable reserves, reasonable assurance that the property can be permitted as an operating mine and evidence that there are no metallurgical or other impediments to the production of saleable metals.

Exploration costs incurred on mineral interests, other than acquisition costs, prior to the establishment of proven and probable reserves are charged to operations as incurred. Development costs incurred on mineral interests with proven and probable reserves will be capitalized as mineral properties. The Company regularly performs evaluations of its investment in mineral interests to assess the recocverability and / or the residual value of its investments in these assets. All mineral interests and mineral properties are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable, utilizing established guidelines based upon undiscounted future net cash flows from the asset or upon the determination that certain exploration properties do not have sufficient potential for economic mineralization.

Management's estimates of mineral prices, recoverable probable reserves, and operating, capital and reclamation costs, when available, are subject to certain risks and uncertainties which may affect the recoverability of mineral property costs. Although management has made its best estimate of these factors, it is possible that changes could occur in the near term, which could adversely affect the future net cash flows to be generated from the properties.

                       BEKEM METALS, INC. AND SUBSIDIARIES
                         (An Exploration Stage Company)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005


Property, and Equipment - Property, plant and equipment are carried at cost less accumulated depreciation. Depreciation is provided on a straight-line basis over the following estimated useful lives of the assets:

         Buildings and constructions               12.5 years
         Machinery and equipment                      7 years
         Vehicles                                    10 years
         Other fixed assets                      3 - 10 years
         -----------------------------------------------------

Revenue Recognition - Revenues, which will arise from the sale of cobalt and nickel ore or processed cobalt and nickel will be recorded when persuasive evidence of an arrangement exists, title to product transfers to the customer, and collectibility is reasonably assured. Produced, but unsold minerals or ore will be recorded as inventory until sold.

Financial Instruments - The nature of the Company's operation exposes the Company to fluctuations in commodity prices, foreign currency exchange risk and credit risk. The Company recognizes these risks and manages its operation in a manner such that exposure to these risks is minimized to the extent practical. The Company is not exposed to fluctuations in interest rates because its loans are interest free, as a general requirement under Kazakh law for non-financial institutions.

Income taxes - Income taxes are calculated using the liability method of tax accounting. Under this method, future income tax assets and liabilities are computed based on temporary differences between the tax basis and carrying amount on the balance sheet for assets and liabilities. Future income tax assets and liabilities are calculated using tax rates anticipated to apply in the periods that the temporary differences are expected to reverse.

NOTE 2 - ACQUISITION OF KAZNICKEL LLP

On July 9, 2004 Condesa entered into an investment agreement under which Condesa provided a $300,000 convertible loan to Kaznickel LLP, which was immediately converted into a new 40 percent equity interest in Kaznickel. On September 22, 2004, Brisa Equities, a British Virgin Islands holding company, acquired a controlling interest in Kaznickel by purchasing 60 percent of the founding partners' 60 percent interests. As consideration for the purchase, the original partners' obtained a commitment from Brisa to facilitate a reverse merger with a U.S. public company, and a commitment to obtain funding enabling Kaznickel to further develop its mineral property rights. The value of the commitment was estimated to be $450,000 based on the percent of Kaznickel obtained for the cash investment of $300,000 previously. On November 19, 2004, Brisa and the remaining Kaznickel partners exchanged their 60% interest in Kaznickel for a new 60% interest in Condesa, thereby making Kaznickel a wholly-owned subsidiary of Condesa. The acquisition of a controlling interest in Kaznickel by Brisa and Condesa was considered the purchase of Kaznickel with a measurement date of September 22, 2004, the date Brisa and Condesa obtained control from the original Kaznickel partners.

Condesa accounted for the acquisition of Kaznickel as a purchase business combination with a purchase price of $750,000. The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values. Negative goodwill was not recognized in connection with the acquisition of Kaznickel. Instead, the excess of the fair value of the net assets over the purchase price was allocated as a pro rata reduction of the amounts that otherwise would have been assigned to the long-term assets. The Company is in the process of obtaining an independent valuation of the net assets acquired.

                       BEKEM METALS, INC. AND SUBSIDIARIES
                         (An Exploration Stage Company)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005


Accordingly the allocation of the purchase price is subject to refinement. At September 22, 2004, the purchase price was allocated to the assets acquired and the liabilities assumed as follows:

         ----------------------------------------------------------------
         Current assets                                        $ 231,674
         Mineral property rights                                 713,204
         Asset retirement costs of the mineral rights            474,937
         Property and equipment                                   21,572
         ----------------------------------------------------------------
              Total assets acquired                            1,441,387
         ----------------------------------------------------------------
         Current liabilities                                     (25,468)
         Asset retirement obligation                            (665,919)
         ----------------------------------------------------------------
              Total liabilities assumed                         (691,387)
         ----------------------------------------------------------------
         Net Assets Acquired                                   $ 750,000
         ================================================================

Intangible assets acquired include the mineral property rights, which are capitalized until the production phase begins, subject to impairment considerations. Other intangible assets include the asset retirement costs of the mineral rights which has a 20-year estimated life and is subject to amortization at a planned rate of $24,291 per year, and the asset retirement obligation is accreted over its 20-year life with a current estimated expense of $43,274 per year.

NOTE 3 - PLAN AND AGREEMENT OF REORGANIZATION WITH CONDESA

On January 28, 2005 Bekem Metals, Inc. (formerly EMPS Research, Inc.), ("Bekem") completed a Plan and Agreement of Reorganization with Condesa. Bekem acquired 100% of the outstanding capital stock of Condesa in exchange for the issuance of 35,000,000 common shares. As a result of the issuance, the shareholders of Condesa owned 91% of the outstanding common stock of Bekem. The transaction resulted in a change of control of Bekem and a change in the reporting entity to Condesa.

Bekem had 3,300,000 shares of common stock outstanding prior to the transaction that remained outstanding. For financial reporting purposes, Condesa was considered to have been the acquirer. The acquisition was recognized as a forward stock split of Condesa's 50,000 shares of capital stock outstanding prior to the reorganization for 35,000,000 common shares, or a 700-for-1 stock split. These financial statements continue to present its assets and liabilities at their historical cost and the effect of the stock split is reflected retroactively since the inception of Condesa. The assets of Bekem were considered to have been acquired by Condesa in exchange for the assumption of Bekem's liabilities and the issuance of 3,300,000 common shares. The assets consisted of cash of $2,648 and intangible assets of $ 1,823 (net of accumulated amortization of $ 813).

NOTE 4 - MINERAL PROPERTY RIGHTS

Kaznickel acquired its interest in the Contract on Exploration and Development of Gornostai Cobalt and Nickel Deposit (the "Contract") issued by the Ministry of Energy and Mineral Resources of the Republic of Kazakhstan (the "Ministry") dated February 26, 2004. By virtue of the Contract, Kaznickel acquired the right to exploit the mineral property including the right to explore, develop and produce the cobalt and nickel mineral resources on the Deposit through February 26, 2026. The Company has the right to re-negotiate the contract at that time for an additional 30 years. The government of Kazakhstan retains the title to the property; accordingly, the Company's mineral interest is considered to be an intangible asset. As more fully described in Note 2, the Company capitalized the

                       BEKEM METALS, INC. AND SUBSIDIARIES
                         (An Exploration Stage Company)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005


acquisition costs of its mineral interest upon the purchase business combination with Kaznickel. The allocated purchase price included a capitalized amount of an acquired asset retirement obligation. While the property is not in production, the asset retirement cost is depleted over the life of the contract from the date of acquisition. Capitalized costs and related accumulated amortization at March 31, 2005 is as follows:

                                   Mineral Property     Depletion of Asset       Net Mineral
                                       Rights            Retirement Cost        Property Rights
------------------------------------------------------------------------------------------------
Cost as of September 22, 2004       $         -            $      -            $         -
Acquisitions:
   Mineral property                     713,204                                    713,204
   Asset retirement obligation          474,936              12,026                462,910
------------------------------------------------------------------------------------------------
Net Carrying Value                  $ 1,188,140            $ 12,026            $ 1,176,114
================================================================================================

The Contract provides the Company certain rights and also imposes certain obligations and commitments. The rights include exploration through February 2006, and development and production of minerals through February 26, 2026. The Company may transfer its right to third parties in accordance with Kazakh laws and regulations and has a right to renegotiate an extension of the Contract. Significant rights and obligations and commitments of the Contract include monetary commitments for exploration of $200,000 in 2005 and 2006, and expenditures to support social projects amounting to $300,000 during the production stage. In addition, the Company was required to pay a fee of $2,000 upon award of the Contract, and a fee for the use of Kazakh owned technical data of $835,759 of which $4,179 was paid on award of the Contract and $831,580 will be due upon a finding of commercial deposits. Royalties of 0.5% of ores extracted and sold will be required. The Contract subjects the Company to pay regular income tax of 30 percent and requires an excess profits tax of 15 to 60 percent if its net profits exceed 20 percent of gross profit. Obligations also include the establishment and funding of a reclamation fund that includes the cost of removing buildings and equipment used in the Deposit area. The Company is also required to comply with Kazakh environmental laws and regulations.

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

The Company's property, plant and equipment consist of the following:

                                                March 31,          December 31,
                                                  2005                2004
--------------------------------------------------------------------------------
Equipment                                       $ 47,381           $ 46,456
Less: Accumulated Depreciaiton                    (3,341)            (1,412)
--------------------------------------------------------------------------------
Net Property and Equipment                      $ 44,040           $ 45,044
================================================================================

NOTE 6 - LONG TERM DEFERRED EXPENSES

The Company completed a remodel of its Semipalatinsk, Kazakhstan offices, which costs are applied against monthly office rent charges through May 1, 2007. The current portion of long term deferred expenses is included in other current assets.

NOTE 7 - INCOME TAXES

In accordance with the laws and regulations of the Republic of Kazakhstan income taxes are calculated at the statutory rate of 30 percent. Net operating losses for development companies in the exploration and development may be carried forward for the 7 subsequent years from the date the losses are incurred. Therefore, the Company has deferred tax assets due to the savings of income tax in future periods. However, the Company assessed the recoverability of these deferred tax assets and created a provision against them until it has more evidence of its recoverability in the future periods.

Deferred tax assets and liabilities were as follows:

                                            March 31,           December 31,
                                               2005                 2004
         ------------------------------------------------------------------

         Tax loss carryforward              $ 163,944            $ 106,710
         Property and equipment                (4,054)              (4,457)
         Asset retirement obligation          202,638              202,638
         Valuation allowance                 (362,528)            (304,891)
         ------------------------------------------------------------------

         Total deferred tax assets          $       -            $       -
         ==================================================================


The following is a reconciliation of the amount of tax that would result from applying the federal rate to pretax income with the provision for income taxes at March 31, 2005:

                                                           For the Three
                                                            Months Ended
                                                           March 31, 2005
         -----------------------------------------------------------------

         Tax at US Federal statutory rate (34%)              $ (67,403)
         Non-deductible expenses                                 1,836
         Deferred tax asset valuation change                    57,637
         Effect of lower foreign tax rates                       7,930
         -----------------------------------------------------------------

         Income tax provision                                $       -
         =================================================================


NOTE 8 - RELATED PARTY TRANSACTIONS

On December 2, 2004 the Company borrowed $92,308 from CJSC Kazmorgeophysica, a Kazakh company related by virtue of several common shareholders. The short-term loan is denominated in Kazakh Tenge, interest free and was due on its original terms by December 31, 2004. During March 2005 the Company borrowed an additional $99,798 from CJSC Kazmorgeophysica, as a Kazakh Tenge denominated, interest-free, due on demand note. In addition, during the quarter ended March 31, 2005, the Company received advances in the amount of $26,883 from certain owners, which are short-term in nature and payable upon demand. Because the notes are denominated in Tenge, the balance reported on the financial statements fluctuates based upon ending exchange rates.

NOTE 9 - ASSET RETIREMENT OBLIGATION

Upon purchase of Kaznickel, the Company recorded the effects of an asset retirement obligation in accordance with SFAS No. 143, "Accounting for Asset Retirement Obligations," and related interpretations, which requires entities to record the fair value of a liability for an asset retirement obligation when it is incurred which, for the Company, is obliged as part of Kaznickel's Contract with the Ministry. Under the Contract, the Company is required to remediate the property from the effects of the open pit mining process. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal use of the asset. The Company's asset retirement obligations relate primarily to the obligation to fill mining pits and restore surface conditions at the conclusion of term of the Contract.

SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made. When the liability is initially recorded, the related cost is capitalized by increasing the carrying amount of the related mineral interest rights. Over time, the liability is accreted upward for the change in its present value each period until the obligation is settled. The initial capitalized cost is amortized as a component of mineral rights interests as described in Note 1.

The reconciliation of the asset retirement obligation is as follows:

                                                     March 31,    December 31,
                                                       2005           2004
--------------------------------------------------------------------------------
Balance at beginning of period                      $675,460        $665,919
Liabilities incurred                                       -               -
Accretion expense during the period                   11,467           9,541
--------------------------------------------------------------------------------
Balance at End of Period                            $686,927        $675,460
================================================================================

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Concentration of Risk Relating to Foreign Mining Operations -- All of the Company's properties are located within the Republic of Kazakhstan in Central Asia. In addition to general industry risks of nickel and cobalt price fluctuations, and potential lack of economic viability of the claims, the Company has a concentration of risk related to its foreign properties and interests which are subject to political uncertainty, changes in government, unilateral renegotiation of licenses, claims or contracts, and nationalization, or other uncertainties. In addition, the validity of mining claims which constitute the Company's property holdings in Kazakhstan, may, in certain cases, be uncertain and are subject to being contested.

Kazakhstan Business Environment - Kazakhstan, as an emerging market, has a legal and regulatory infrastructure that is not as mature and stable as those usually existing in more developed free market economies. As a result, operations carried out in Kazakhstan can involve risks and uncertainties that are not typically associated with those in developed markets. The instability associated with the ongoing transformation process to a market economy can lead to changes in the business conditions in which the Company currently operates. Changes in the political, legal, tax or regulatory environment could adversely impact the Company's operations.

Tax Matters - The local and national tax environment in the Republic of Kazakhstan is subject to change and inconsistent application, interpretation and enforcement. Non-compliance with Kazakhstan laws and regulations, as interpreted by the Kazakh authorities, can lead to the imposition of fines, penalties and interest.

                       BEKEM METALS, INC. AND SUBSIDIARIES
                         (An Exploration Stage Company)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005


Environmental Matters - Extensive national, regional and local environmental laws and regulations in Kazakhstan affect the Company's operations. These laws and regulations set various standards regulating certain aspects of health and environmental quality provide for user fees, penalties and other liabilities for the violation of these standards and establish, in some circumstances, obligations to remediate current and former facilities and off-site locations. The Company believes it is currently in compliance with all existing Republic of Kazakhstan environmental laws and regulations. However, as new environmental laws and legislation are enacted and the old laws are repealed, interpretation, application and enforcement of the laws may become inconsistent. Compliance in the future could require significant expenditures, which may adversely affect the Company's operations.

Operating Leases - The Company rented a number of cars for operational purposes and has potential commitment of $99,000 in case of loss for any reason, which is not covered by any insurance.

NOTE 11 - COMMON STOCK

The Company entered into an investment agreement with investors on July 9, 2004 under which the Company issued 14,000,000 common shares for cash proceeds of $304,456, or $0.02 per share, received through August 12, 2004. The Company issued 21,000,000 shares, on November 19, 2004 in exchange for 60% of the equity of Kaznickel as further described in Note 2. The shares issued in exchange for the equity of Kaznickel were valued at $450,000, or $0.02 per share, based upon the value for which investors received common shares for cash.



Item 2. Management's Discussion and analysis or Plan of Operations

         For a complete understanding, this Plan of Operations should be read in conjunction with the Financial Statements and Notes to the Financial Statements contained in this Form 10-QSB and our Form 10-KSB for the year ended December 31, 2004.

         Forward Looking Information and Cautionary Statement

         Certain statements in this quarterly report may be deemed to be forward-looking statements. Forward-looking statements regarding economic conditions, effects of corporate initiatives, future profitability, projections, future revenue opportunities, and their impact on us are forward-looking statements and not historical facts. These statements are estimates or projections involving numerous risks or uncertainties, including but not limited to, consumer demand, acceptance of products and services offered by us, our ability to control expenses, actions by competitors, changes in market needs and technology, political or regulatory matters, litigation, general economic conditions and changes in management strategy.

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

         Overview

         Bekem Metals, Inc., was incorporated as EMPS Research Corporation under the laws of the state of Utah on January 31, 2001, for the purpose of researching and developing commercial applications for patented technology for a high frequency eddy current separator that may be used to separate nonmagnetic particulate materials from other materials without chemicals, heat or water. The patented technology was originally acquired by our former parent company, EMPS Corporation, a Nevada corporation, from Particle Separation Technologies, L.C., a Utah limited liability company. We are in the exploratory stage.

         From inception through the end of the 2004 fiscal year, our primary business focus has been the development, marketing and licensing our patented technology for use in commercially separating nonmagnetic particulate material by building and testing a high frequency eddy-current separator ("HFECS"). On January 28, 2005, we acquired Condesa Pacific, S.A., and it's wholly owned subsidiary Kaznickel, LLP ("Kaznickel") in exchange for 35,000,000 shares of our common stock. The transaction resulted in a change in control, with the shareholders of Condesa owning approximately 91% of our outstanding common stock following the acquisition and a change whereby Condesa became the reporting entity. For financial reporting purposes, Condesa is considered the acquirer.

         The primary asset of Condesa is an exploration and production concession held by Kaznickel. This exploration and production concession, issued by the government of the Republic of Kazakhstan grants Kaznickel the exclusive right to explore for and produce nickel, cobalt and other minerals in a 616 hectare (1,522 acre) area known as the Gornostai deposit Through February 2, 2026. The Gornostai deposit is located in northeastern Kazakhstan.

         With the acquisition of Condesa, the primary business focus of the Company has become the exploitation of the exploration and production contract of Kaznickel. While we will continue to pursue development of our high frequency eddy current separator technology, it will no longer be our principal business focus.

Plan of Operations

         During the three months ended March 31, 2005, we generated no revenue from operations. We do not anticipate generating revenue until we begin production, which, if necessary funding can be obtained, is estimated to occur in 2007. Moreover, in reaching the production stage, we expect to incur millions of dollars in costs. Because we are not currently engaged in revenue generating activities, we are completely dependent on investment funds to support our operations until such time as production generates sufficient revenues to cover operating expenses. We do not expect to begin production until some time in 2007, and we do not anticipate generating sufficient revenue to cover operating expenses until 2007. There is no assurance that we can obtain funding on favorable terms, or at all. These factors raise substantial doubt about our ability to continue as a going concern.

         We have developed a plan of operations that should allow us to begin production in 2007, assuming adequate funding can be obtained. To fund operations during 2005, we estimate we need approximately $10,000,000. We plan to seek this funding through private equity investments. If we are successful in raising $10,000,000 we intend to allocate the funds as follows.

Operations

         Drilling

         We have allocated approximately $2,800,000 to drilling and exploration. This includes drilling of approximately 5,000 meters of the left bank side of the Gornostai deposit and 14,000 meters of the ride bank side. Estimated drilling costs include both direct and indirect drilling costs. Indirect drilling costs include costs related to drilling such as geologist fees, site supervisors, geological data processors, core sample takers, topographers, site procurement specialists, etc.

         Core Analysis

         We anticipate spending approximately $170,000 for core analysis during the next twelve months.

         Transportation costs

         Total transportation costs related to operations for the next twelve months are estimated at $82,000. This includes cost of vehicle leases, drivers, fuel, and repair and maintenance costs for all vehicles used for site operations.

Design and Engineering

         Over the next twelve months we plan to spend approximately $2,500,000 for pre-feasibility and feasibility studies and to develop and pilot-test a flowsheet and develop a plant design for ore processing. We will also perform an independent reserves estimate and valuation.

         Independent Reserve Estimate

         We have allocated $500,000 to hire an independent mining consulting firm to provide us with a reserve estimate for the Gornostai deposit.

         Feasibility Study

         We anticipate spending approximately $500,000 for the preparation of pre-feasibility and feasibility studies. This is a minimum amount based on market rates in the Commonwealth of Independent States of the former Soviet Union. However, the price may increase if we retain an independent western consulting firm.

         Detailed Design

         Detailed design cost of $1,500,000 represent prospective cost of detailed engineering and design contract for construction of producing plant on the territory of Gornostai deposit. This includes flowsheet design and its pilot testing. This is a rough estimate, which will be subject to future revision following completion of feasibility studies.

Professional Fees

         We anticipate incurring approximately $300,000 in expenses to our financial auditors and securities attorneys during the next twelve months.

Concession Expenses

         Under the terms of the exploration and production contract, if we discover commercially feasible mineral deposits, we will be required to pay licensing and other fees and government related costs. We have allocated $450,000 for this purpose over the next year.

Administrative Expenses

         We will allocate approximately $820,000 for administrative expenses during the next twelve months, which includes expenses of maintaining offices in the United States and Kazakhstan, salaries and taxes.

Office Equipment

         We also anticipate spending approximately $100,000 for office equipment during the next twelve months.

         In the event we are unable to raise $10,000,000, priority will be given to drilling and design and engineering expenses, with funds being allocated as management determines in its business judgment to be in the best interest of the Company.

Item 3. Controls and Procedures

         Our principal executive officer and our principal financial officer (the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Such officers have concluded (based upon their evaluations of these controls and procedures as of the end of the period covered by this report) that our disclosure controls and procedures are effective to ensure that information required to be disclosed by it in this report is accumulated and communicated to management, including the Certifying Officers as appropriate, to allow timely decisions regarding required disclosure.

         The Certifying Officers have also indicated that there were no significant changes in our internal controls over financial reporting or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no significant deficiencies and material weaknesses.

         Management, including our Certifying Officers, does not expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any systems of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

                           PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities

         During the quarter ended March 31, 2005, we issued the following securities that were not registered pursuant to the Securities Act of 1933.

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

Item 4. Submission of Matters to a Vote of Security Holders

         On February 9, 2005, the holders of approximately 82% of our outstanding common shares approved a change in the name of the Company from EMPS Research Corporation to Bekem Metals, Inc. to better reflect the new business focus of the Company on the exploration and development of the Gornostai mineral field. The name change was completed by amendment to the Company's Articles of Incorporation on March 16, 2005. This action was taken by written consent in lieu of a shareholders' meeting as provided under our Bylaws and Section 16-10a-704 of the Utah Revised Business Corporation Act.

Item 5. Other Information

         On May 20, 2005, Terrence Chatwin, our chief executive officer, president and a director tendered his resignation as chief executive officer, president and director of the Company. Mr. Chatwin's resignation was not the result of any disagreement with the Company on any matter relating to our operations, policies or procedures.

         On May 20, 2005, our board of directors approved the appointment of Marat Cherdabayev, the chairman of our board of directors, to serve as chief executive officer and president to fill the vacancies created by Dr. Chatwin's resignation.

         A brief description of the business experience and background of Mr. Cherdabayev follows:

         Marat Cherdabayev. Since July 2002, Mr. Cherdabayev has served as a director of EMPS Corporation, a U.S. reporting issuer, and former parent company of EMPS Research Corporation. Prior to joining EMPS Corporation, Mr. Cherdabayev worked for Caspian Services Group Limited ("CSGL") in Almaty, Kazakhstan. CSGL is a wholly-owned subsidiary of EMPS Corporation. Mr. Cherdabayev was a Business Development Manager for CSGL, and was responsible for developing a marketing plan for CSGL's services. Prior to his employment with CSGL, Mr. Cherdabayev worked for the Department of Project Finance at OJSC Kazakhtelecom in Almaty, Kazakhstan. Mr. Cherdabayev served as the Head of Project Planning and Monitoring, with responsibility for analyzing the financial feasibility of investment projects. He began working for OJSC Kazakhtelecom in January 2001. From October 2000 to January 2001, Mr. Cherdabayev served as the Advisor to the President of TNS Plus, a private telecommunications company in Almaty, Kazakhstan. In that capacity, he developed and advised the president on marketing strategies, marketing analysis and optimization issues. From January 1999 to June 1999, Mr. Cherdabayev was a Mutual Fund Accountant for State Street Corporation, in Boston, Massachusetts. His primary duties included producing and verifying daily financial statements, monitoring general ledger activity and pricing and reconciling five mutual funds on a daily basis. From January 1998 to June 1998, Mr. Cherdabayev was a Financial Reporting Assistant at Boston Edison in Boston Massachusetts. Mr. Cherdabayev graduated with a Bachelor of Science in Business Administration from Northeastern University in June 2000. Mr. Cherdabayev is also a director in EMPS Corporation, a reporting company. Mr. Cherdabayev is 30 years old.

Item 6. Exhibits and Reports on Form 8-K

         (A) Reports on Form 8-K

         On February 2, 2005, we filed a Current Report on Form 8-K disclosing our acquisition of 100% of the outstanding capital stock of Condesa Pacific, S.A.

         On March 16, 2005, we filed a Current Report on Form 8-K disclosing a change in the name of the corporation from EMPS Research Corporation to Bekem Metals, Inc., and a change in the Company's OTCBB trading symbol to "BKMM."

         On April 13, 2005, we filed an amended Current Report on Form 8-K amending the Current Report we filed on February 2, 2005. The purpose of the amendment was to provide the required financial statements of Condesa Pacific and the Company and to provide the required pro forma financial information.

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

                                                 BEKEM METALS, INC.



May 23, 2005                                     By:  /s/ Marat Cherdabayev
                                                     ---------------------------
                                                     Marat Cherdabayev,
                                                     Principal Executive Officer



May 23, 2005                                     By:   /s/ James Gunnell
                                                     ---------------------------
                                                     James Gunnell,
                                                     Principal Financial Officer