Form 10QSB
period 2005-06-30
BEKEM METALS INC
filed 2005-08-22
CIK 1223550

United States
                       Securities and Exchange Commission
                              Washington, DC 20549

                                   FORM 10-QSB

                  Quarterly Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For the Quarter Ended                                     Commission File Number
   June 30, 2005                                                   0-50218

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

                                 (801) 582-1881
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Securities registered pursuant to Section 12 (b) of the Act:   None.

Securities registered pursuant to section 12(g) of the Exchange Act:
Common, $0.001 par value

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [X ] No [ ]

As of August 15, 2005, the issuer had 38,300,000 shares of its $0.001 par value common stock outstanding.

                                INDEX

                               Bekem Metals, Inc.
                                   Form 10-QSB
                      For The Quarter Ending June 30, 2005

Part I. Financial Information Page

   Item 1. Financial Statements

           Consolidated Balance Sheets as of June 30, 2005 and
             December 31, 2004 (Unaudited)                                    3

           Consolidated Statements of Operations for the three
             and six months ended June 30, 2005, and 2004, and
             for the period from March 5, 2004 (Date of
             Inception) through June 30, 2005 (Unaudited)                     4

           Consolidated Statement of Shareholders' Equity
             (Deficiency) for the period from March 5, 2004 (Date
             of Inception) through June 30, 2005 (Unaudited)                  5

           Consolidated Statements of Cash Flows for the three
             and six months ended June 30, 2005, and 2004 and for
             the period from March 5, 2004 (Date of Inception)
             through June 30, 2005 (Unaudited)                                6

           Notes to the Unaudited Consolidated Financial Statements           7

   Item 2. Management's Discussion and Analysis or Plan of Operations        16

   Item 3. Controls and Procedures                                           19


Part II.  Other Information

   Item 5. Other Information                                                 20

   Item 6. Exhibits and Reports on Form 8-K                                  21

   Signatures                                                                22

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                               BEKEM METALS, INC. AND SUBSIDIARIES
                                 (An Exploration Stage Company)
                             CONSOLIDATED BALANCE SHEETS (UNAUDITED)



                                                                        June 30,        December 31,
                                                                            2005                2004
-----------------------------------------------------------------------------------------------------
ASSETS
Current Assets
Cash                                                                 $   124,654         $     4,190
Prepaid expenses and other current assets                                  2,786              21,337
Supplies inventory                                                         4,982                   -
-----------------------------------------------------------------------------------------------------
Total Current Assets                                                     132,422              25,527
-----------------------------------------------------------------------------------------------------

Mineral property rights (net of $17,683
  depletion on asset retirement obligation)                            1,170,457           1,182,007
Property, plant and equipment (net of accumulated
  depreciation of $5,367 and $1,412)                                      43,277              45,044
Long-term deferred expenses                                               19,334              15,117
Patents (net of accumulated amortization of $898)                          1,738                   -
-----------------------------------------------------------------------------------------------------

Total Assets                                                         $ 1,367,228         $ 1,267,695
=====================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities
Accounts payable                                                     $   125,903         $    85,384
Accrued liabilities                                                       60,311              26,959
Short-term notes payable                                                 406,624                   -
Short-term advances from related parties                                  36,000              92,308
-----------------------------------------------------------------------------------------------------
Total Current Liabilities                                                628,838             204,651
Notes Payable to Related Parties                                          77,000                   -
Asset Retirement Obligation                                              703,920             675,460
-----------------------------------------------------------------------------------------------------
Total Liabilities                                                      1,409,758             880,111
-----------------------------------------------------------------------------------------------------
Shareholders' Equity (Deficiency)
Common stock; $0.001 par value, 50,000,000 shares
  authorized, 38,300,000  and 35,000,000 shares outstanding               38,300              35,000
Additional paid-in capital                                               704,450             719,456
Deficit accumulated during the development stage                        (785,280)           (366,872)
-----------------------------------------------------------------------------------------------------
Total Shareholders' Equity (Deficiency)                                  (42,530)            387,584
-----------------------------------------------------------------------------------------------------

Total Liabilities and Shareholders' Equity (Deficiency)              $ 1,367,228         $ 1,267,695
=====================================================================================================

           The accompanying notes are an integral part of these financial statements.

                                               3

                                               BEKEM METALS, INC. AND SUBSIDIARIES
                                                 (An Exploration Stage Company)
                                        CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                                                              For the Period from
                                                For the Three Months Ended         For the Six Months Ended      March 5, 2004
                                                         June 30,                          June 30,           (Date of Inception)
                                           --------------------------------   ------------------------------       Through
                                                  2005               2004           2005            2004         June 30, 2005
----------------------------------------------------------------------------------------------------------------------------------
Revenue                                      $         -     $         -     $         -     $         -          $        -
----------------------------------------------------------------------------------------------------------------------------------

Operating Expenses
Exploration costs                                 81,759               -         187,566               -             458,665
General and administrative expenses              140,922               -         233,927           4,456             333,436
----------------------------------------------------------------------------------------------------------------------------------

Total Operating Expenses                         222,681               -         421,493           4,456             792,101
----------------------------------------------------------------------------------------------------------------------------------

Loss From Operations                            (222,681)              -        (421,493)         (4,456)           (792,101)

Other Income (Expense)
Grant revenue                                      2,258               -           3,108               -               3,108
Grant expense                                     (2,258)              -          (3,108)              -              (3,108)
Exchange gain                                      2,517               -           3,085               -               6,821
==================================================================================================================================

Net Loss                                     $  (220,164)    $         -     $  (418,408)    $    (4,456)         $ (785,280)
==================================================================================================================================

Basic and Diluted Loss per Common Share      $     (0.01)    $         -     $     (0.01)    $     (0.00)
=========================================================================================================

Weighted-Average Shares used in
Basic and Diluted Loss per Common Share       38,300,000      14,000,000      38,300,000      14,000,000
=========================================================================================================


                           The accompanying notes are an integral part of these financial statements.

                                                               4

                                               BEKEM METALS, INC. AND SUBSIDIARIES
                                                 (An Exploration Stage Company)
                                         CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                      FOR THE PERIOD FROM MARCH 5, 2004 (DATE OF INCEPTION)
                                                THROUGH JUNE 30, 2005 (UNAUDITED)




                                                                                                Deficit
                                                 Common Stock                                Accumulated              Total
                                          ------------------------------    Additional        During the           Shareholders'
                                             Shares         Amount       Paid-in Capital   Development Stage    Equity (Deficiency)
------------------------------------------------------------------------------------------------------------------------------------
Balance - March 5, 2004
  (Date of inception)                                      $      -        $       -          $        -             $       -
Shares issued for cash, August 12, 2004,
  $0.02 per share                          14,000,000        14,000          290,456                   -               304,456
Shares exchanged for 60% interest                                                                                            -
  in Kaznickel, November 19, 2004,
  $0.02 per share                          21,000,000        21,000          429,000                   -               450,000
Net loss for period                                               -                -            (366,872)             (366,872)
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2004                 35,000,000        35,000          719,456            (366,872)              387,584

Shares issued in acquisition of Bekem
Metals, January 28, 2005                    3,300,000         3,300          (15,006)                  -               (11,706)
Net loss for period                                                                             (418,408)             (418,408)
------------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2005                     38,300,000      $ 38,300        $ 704,450          $ (785,280)            $ (42,530)
====================================================================================================================================



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

                                                               5

                                               BEKEM METALS, INC. AND SUBSIDIARIES
                                                 (An Exploration Stage Company)
                                        CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)



                                                                                                                 For the Period from
                                                           For the Three Months Ended  For the Six Months Ended     March 5, 2004
                                                                    June 30,                   June 30,          (Date of Inception)
                                                          ---------------------------- -------------------------       Through
                                                              2005             2004       2005           2004        June 30, 2005
------------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
Net loss                                                   $(220,164)          $ -     $(418,408)     $ (4,456)      $  (785,280)
Adjustments to reconcile net loss to
  net cash provided by operating activities:
Depreciation and amortization                                  2,012             -         4,038             -             5,436
Depreciation and accretion expense on
  asset retirement obligation                                 23,572             -        40,597             -            56,666
Foreign currency exchange gain                                 2,517             -         3,085             -             6,821
Change in operating assets and liabilities:
Supplies Inventory                                              (806)            -        (5,134)            -            (5,134)
Prepaid expenses and other current assets                     18,743             -        13,326             -            93,164
Accounts payable and accrued liabilities                     (28,580)            -        52,687         4,456           134,144
Deferred grant revenue                                        (1,716)            -        (2,565)            -            (2,565)
------------------------------------------------------------------------------------------------------------------------------------
Net Cash Used in Operating Activities                       (204,422)            -      (312,374)            -          (496,748)
---------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
Purchase of property and equipment                              (335)            -        (1,487)            -           (26,128)
Purchase of Kaznickel LLP and Bekem
Metals, Inc., net of cash acquired                                 -             -         2,648             -          (176,293)
Increase in receivable from related parties                    1,061             -             -             -                 -
---------------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by (Used in) Investing Activities              726             -         1,161             -          (202,421)
---------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
Proceeds from short-term note payable                        260,538             -       362,639             -           454,043
Proceeds from accrued liabilities to related parties          60,469             -        81,427             -            81,427
Proceeds from issuance of common stock                             -             -             -             -           304,456
---------------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                    321,007             -       444,066             -           839,926
---------------------------------------------------------------------------------------------------------------------------------
Effect of Exchange Rate Changes on Cash                      (12,149)            -       (12,389)            -           (16,103)
---------------------------------------------------------------------------------------------------------------------------------

Net Increase in Cash                                         105,162             -       120,464             -           124,654
Cash at Beginning of Period                                   19,492             -         4,190             -                 -
---------------------------------------------------------------------------------------------------------------------------------

Cash at End of Period                                      $ 124,654           $ -     $ 124,654      $      -       $   124,654
=================================================================================================================================

Supplemental Cash Flow Information
---------------------------------------------------------------------------------------------------------------------------------
Non Cash Investing and Financing Activities:
Acquisitions of Bekem Metals, Inc. and Kaznickel LLP
Fair value of assets acquired                              $       -           $ -     $   4,471      $      -       $ 1,445,858
Cash paid for equity interests                                     -             -             -             -          (300,000)
Fair value of shares issued for acquisitions                       -             -       (11,706)            -          (461,706)
---------------------------------------------------------------------------------------------------------------------------------
Liabilities Assumed                                        $       -           $ -     $  16,177      $      -       $   684,152
=================================================================================================================================

                           The accompanying notes are an integral part of these financial statements.

                                                               6

                       BEKEM METALS, INC. AND SUBSIDIARIES
                         (An Exploration Stage Company)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005



NOTE 1 - BASIS OF PRESENTATION, NATURE OF BUSINESS, AND SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information -- The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the six-month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

Use of Estimates - The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

Business Condition - The Company has no proven mineral reserves and has not yet entered the development stage with respect to its mineral interests, and has no production. There has been no revenue from operations, and it has incurred a net loss of $785,820 since inception, including $418,408 for the six months ended June 30, 2005. In addition, current liabilities exceeded current assets by $496,416 and $179,124 at June 30, 2005 and December 31, 2004, respectively. Management expects to generate sufficient cash to fund its current activities by issuing equity securities and receiving financial assistance, if needed, from its shareholders. There is no assurance, however, that funds can be raised or that the shareholders will have the ability to provide financial assistance to the Company. These matters raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

                       BEKEM METALS, INC. AND SUBSIDIARIES
                         (An Exploration Stage Company)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005


Exploration Stage Company - The Company is considered to be in the exploration stage. Since its inception March 5, 2004, the Company has devoted substantially all of its efforts in raising capital and acquiring Kaznickel, and then exploring for mineral property under its exploration contract. The mineral property has not reached a development or production stage and accordingly, no revenues from production of the property have been recorded. The Company is considered to be in the development stage for financial reporting purposes. A separate disclosure of additional information including presentation of cumulative amounts of revenues and expenses and cash flows from inception, and deficits accumulated during the development stage are required under FAS 7, "Accounting and Reporting by Development Stage Enterprises" and are included in the inception to date column of the financial statements.

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

Exploration costs incurred on mineral interests, other than acquisition costs, prior to the establishment of proven and probable reserves are charged to operations as incurred. Development costs incurred on mineral interests with proven and probable reserves will be capitalized as mineral properties. The Company regularly performs evaluations of its investment in mineral interests to assess the recoverability and / or the residual value of its investments in these assets. All mineral interests and mineral properties are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable, utilizing established guidelines based upon undiscounted future net cash flows from the asset or upon the determination that certain exploration properties do not have sufficient potential for economic mineralization.

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

                       BEKEM METALS, INC. AND SUBSIDIARIES
                         (An Exploration Stage Company)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005


Property, and Equipment - Property, plant and equipment are carried at cost less accumulated depreciation. Depreciation is provided on a straight-line basis over the following estimated useful lives of the assets:

         -----------------------------------------------------------
         Buildings and constructions                     12.5 years
         Machinery and equipment                            7 years
         Vehicles                                          10 years
         Other fixed assets                            3 - 10 years
         -----------------------------------------------------------

Revenue Recognition - Revenues, which will arise from the sale of cobalt and nickel ore or processed cobalt and nickel, will be recorded when persuasive evidence of an arrangement exists, title to product transfers to the customer, and collectibility is reasonably assured. Produced, but unsold minerals or ore will be recorded as inventory until sold.

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

                       BEKEM METALS, INC. AND SUBSIDIARIES
                         (An Exploration Stage Company)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005


Accordingly the allocation of the purchase price is subject to refinement. At September 22, 2004, the purchase price was allocated to the assets acquired and the liabilities assumed as follows:

         -----------------------------------------------------------
         Current assets                                  $  231,674
         Mineral property rights                            713,204
         Asset retirement costs of the mineral rights       474,937
         Property and equipment                              21,572
         -----------------------------------------------------------
              Total assets acquired                       1,441,387
         -----------------------------------------------------------
         Current liabilities                                (25,468)
         Asset retirement obligation                       (665,919)
         -----------------------------------------------------------
              Total liabilities assumed                    (691,387)
         -----------------------------------------------------------
         Net Assets Acquired                             $  750,000
         ===========================================================

Intangible assets acquired include the mineral property rights, which are capitalized until the production phase begins, subject to impairment considerations. Other intangible assets include the asset retirement costs of the mineral rights, which has a 20-year estimated life and is subject to amortization at a planned rate of $24,291 per year, and the asset retirement obligation is accreted over its 20-year life with a current estimated expense of $43,274 per year.

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

Bekem had 3,300,000 shares of common stock outstanding prior to the transaction that remained outstanding. For financial reporting purposes, Condesa was considered to have been the acquirer. The acquisition was recognized as a forward stock split of Condesa's 50,000 shares of capital stock outstanding prior to the reorganization for 35,000,000 common shares, or a 700-for-1 stock split. These financial statements continue to present its assets and liabilities at their historical cost and the effect of the stock split is reflected retroactively since the inception of Condesa. The assets of Bekem were considered to have been acquired by Condesa in exchange for the assumption of Bekem's liabilities and the issuance of 3,300,000 common shares. The assets consisted of cash of $2,648 and intangible assets of $1,823 (net of accumulated amortization of $813).

                       BEKEM METALS, INC. AND SUBSIDIARIES
                         (An Exploration Stage Company)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005


NOTE 4 - MINERAL PROPERTY RIGHTS

Kaznickel acquired its interest in the Contract on Exploration and Development of Gornostai Cobalt and Nickel Deposit (the "Contract") issued by the Ministry of Energy and Mineral Resources of the Republic of Kazakhstan (the "Ministry") dated February 26, 2004. By virtue of the Contract, Kaznickel acquired the right to exploit the mineral property including the right to explore, develop and produce the cobalt and nickel mineral resources on the Deposit through February 26, 2026. The Company has the right to re-negotiate the contract at that time for an additional 30 years. The government of Kazakhstan retains the title to the property; accordingly, the Company's mineral interest is considered to be an intangible asset. As more fully described in Note 2, the Company capitalized the acquisition costs of its mineral interest upon the purchase business combination with Kaznickel. The allocated purchase price included a capitalized amount of an acquired asset retirement obligation. While the property is not in production, the asset retirement cost is depleted over the life of the contract from the date of acquisition. Capitalized costs and related accumulated amortization at June 30, 2005 is as follows:

                                                    Depletion
                                      Mineral        of Asset        Net Mineral
                                     Property       Retirement        Property
                                      Rights           Costs           Rights
--------------------------------------------------------------------------------
Cost as of September 22, 2004      $         -       $      -       $         -
Acquisitions:
   Mineral property                    713,204                          713,204
   Asset retirement obligation         474,936         17,683           457,253
--------------------------------------------------------------------------------

Net Carrying Value                 $ 1,188,140       $ 17,683       $ 1,170,457
================================================================================

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

                       BEKEM METALS, INC. AND SUBSIDIARIES
                         (An Exploration Stage Company)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005


NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

The Company's property, plant and equipment consist of the following:

                                                     June 30,      December 31,
                                                       2005            2004
-------------------------------------------------------------------------------
Equipment                                           $ 48,644         $ 46,456
Less: Accumulated Depreciation                        (5,367)          (1,412)
-------------------------------------------------------------------------------
Net Property and Equipment                          $ 43,277         $ 45,044
===============================================================================

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

Deferred tax assets and liabilities were as follows:

                                                    June 30,       December 31,
                                                      2005             2004
-------------------------------------------------------------------------------

Tax loss carryforward                              $ 218,354        $ 106,710
Property and equipment                                (4,255)          (4,457)
Asset retirement obligation                          211,172          202,638
Valuation allowance                                 (425,271)        (304,891)
-------------------------------------------------------------------------------

Total deferred tax assets                          $       -        $      -
===============================================================================

The following is a reconciliation of the amount of tax that would result from applying the federal rate to pretax income with the provision for income taxes at June 30, 2005:

                                                            For the Six
                                                           Months Ended
                                                           June 30, 2005
         ---------------------------------------------------------------

         Tax at US Federal statutory rate (34%)             $ (142,442)
         Non-deductible expenses                                 5,305
         Deferred tax asset valuation change                   120,380
         Effect of lower foreign tax rates                      16,757
         ---------------------------------------------------------------

         Income tax provision                               $        -
         ===============================================================

                       BEKEM METALS, INC. AND SUBSIDIARIES
                         (An Exploration Stage Company)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005


NOTE 8 - RELATED PARTY TRANSACTIONS

On December 2, 2004 the Company borrowed $92,308 from CJSC Kazmorgeophysica, a Kazakh company related by virtue of several common shareholders. The short-term loan is denominated in Kazakh Tenge, interest free and was due on its original terms by December 31, 2004. During the six-month period ending June 30, 2005 the Company borrowed an additional $99,798 from CJSC Kazmorgeophysica, as a Kazakh Tenge denominated, interest-free, due on demand note. In addition, during the six-month period ended June 30, 2005, the Company repaid Kazmorgeophysica the $192,106 note from proceeds from a third-party lender. In addition, the Company received short-term advances, payable on demand in the amount of $37,298 from a shareholder. Because the notes are denominated in Tenge, the balance reported on the financial statements fluctuates based upon ending exchange rates.

During May and June of 2005 the Company borrowed $77,000 from a shareholder to fund the U.S. administrative operations. The loans are unsecured and carry an annual interest rate equal to the LIBOR rate plus two percent; interest and principal payments are due at maturity, three years after origination.

NOTE 9 - SHORT-TERM NOTES PAYABLE

During the six months ended June 30, 2005 the Company borrowed $406,624 to fund the exploration and administrative operations in Kazakhstan and to retire a $192,106 note payable to Kazmorgeophysica. Principal payments on the loans plus an interest payment equal to five percent of the original balances are due three to five months after origination.

NOTE 10 - ASSET RETIREMENT OBLIGATION

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

                       BEKEM METALS, INC. AND SUBSIDIARIES
                         (An Exploration Stage Company)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005


The reconciliation of the asset retirement obligation is as follows:

                                                      June 30,      December 31,
                                                        2005             2004
--------------------------------------------------------------------------------
Balance at beginning of period                        $675,460         $665,919
Liabilities incurred                                         -                -
Accretion expense during the period                     28,460            9,541
--------------------------------------------------------------------------------
Balance at End of Period                              $703,920         $675,460
================================================================================

NOTE 11 - COMMITMENTS AND CONTINGENCIES

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

                       BEKEM METALS, INC. AND SUBSIDIARIES
                         (An Exploration Stage Company)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005


NOTE 12 - COMMON STOCK

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

Item 2. Management's Discussion and analysis or Plan of Operations

         For a complete understanding, this Plan of Operations should be read in conjunction with the Financial Statements and Notes to the Financial Statements contained in this Form 10-QSB and our Form 10-KSB for the period ended December 31, 2004.

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

         From inception through the end of the 2004 fiscal year, our primary business focus was the development, marketing and licensing our patented technology for use in commercially separating nonmagnetic particulate material by building and testing a high frequency eddy-current separator ("HFECS"). On January 28, 2005, we acquired Condesa Pacific, S.A., and it's wholly owned subsidiary Kaznickel, LLP ("Kaznickel") in exchange for 35,000,000 shares of our common stock. The transaction resulted in a change in control, with the shareholders of Condesa owning approximately 91% of our outstanding common stock following the acquisition and a change whereby Condesa became the reporting entity. For financial reporting purposes, Condesa is considered the acquirer.

         The primary asset of Condesa is an exploration and production concession held by Kaznickel. This exploration and production concession, issued by the government of the Republic of Kazakhstan grants Kaznickel the exclusive right to explore for and produce nickel, cobalt and other minerals in a 616 hectare (1,522 acre) area known as the Gornostai deposit Through February 26, 2026. The Gornostai deposit is located in northeastern Kazakhstan.

         With the acquisition of Condesa, the primary business focus of the Company has become the exploitation of the exploration and production contract of Kaznickel. While we will continue to pursue development of our high frequency eddy current separator technology, it will no longer be our principal business focus.

Plan of Operations

During the three and six months ended June 30, 2005, we generated no revenue from operations. We are in the exploratory stage and do not anticipate generating revenue until we begin production, which, if necessary funding can be obtained, is estimated to occur in 2007. Moreover, in reaching the production stage, we expect to incur millions of dollars in costs. Because we are not currently engaged in revenue generating activities, we are completely dependent on investment funds to support our operations until such time as production generates sufficient revenues to cover operating expenses. We do not expect to begin production until some time in 2007, and we do not anticipate generating sufficient revenue to cover operating expenses until 2007. There is no assurance that we can obtain funding on favorable terms, or at all. These factors raise substantial doubt about our ability to continue as a going concern.

         During May and June of 2005 we borrowed $77,000 from a shareholder to fund our U.S. administrative operations. The loans are unsecured and carry an annual interest rate equal to the LIBOR rate plus two percent; interest and principal payment is due three years after origination.

         During the six months ended June 30, 2005 we borrowed approximately $406,624 to fund our exploration and administrative operations in Kazakhstan and to retire a $192,106 note payable to Kazmorgeophysica. Principal payments on the short-term loans plus an interest payment equal to five percent of the original balances are due three to five months after origination.

         We have developed a plan of operations that should allow us to begin production in 2007, assuming adequate funding can be obtained. To fund operations during 2005, we estimate we need approximately $10,000,000. We plan to seek this funding through private equity investments. If we are successful in raising $10,000,000 we intend to allocate the funds as follows.

Operations

         Drilling

         We have allocated approximately $2,800,000 to drilling and exploration. This includes drilling of approximately 5,000 meters of the left bank side of the Gornostai deposit and 14,000 meters of the right bank side. Estimated drilling costs include both direct and indirect drilling costs. Indirect drilling costs include costs related to drilling such as geologist fees, site supervisors, geological data processors, core sample takers, topographers, site procurement specialists, etc. As of June 30, 2005, we have drilled 971 meters and taken 2,659 core samples. During the six months ended June 30, 2005, we have spent approximately $139,000 in drilling and exploration.

         Core Analysis

         We anticipate spending approximately $170,000 for core analysis during the next twelve months. As of June 30, 2005, we have collected and sent 200 cores samples to a third party for analysis. During the six months ended June 30, 2005, we have spent approximately $38,000 for sample processing and sample analysis.

         Transportation costs

         Total transportation costs related to operations for the next twelve months are estimated at $82,000. This includes cost of vehicle leases, drivers, fuel, and repair and maintenance costs for all vehicles used for site operations. During the six months ended June 30, 2005, we incurred approximately $10,000 in transportation costs. Most of these costs were attributable to the cost of fuel.

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

Professional Fees

         We anticipate incurring approximately $300,000 in expenses to our independent auditors and securities attorneys during the next twelve months.

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

         Management, including our Certifying Officers, do not expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any systems of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

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

         A brief description of the business experience and background of Mr. Cherdabayev follows:

         Marat Cherdabayev. From July 2002 to July 2005, Mr. Cherdabayev served as an officer and director of Caspian Services, Inc., (formerly known as EMPS Corporation), a U.S. reporting issuer, and former parent company of Bekem Metals, Inc. Prior to joining EMPS Corporation, Mr. Cherdabayev worked for Caspian Services Group Limited ("CSGL") in Almaty, Kazakhstan. CSGL is a wholly-owned subsidiary of Caspian Services, Inc. Mr. Cherdabayev was a Business Development Manager for CSGL, and was responsible for developing a marketing plan for CSGL's services. Prior to his employment with CSGL, Mr. Cherdabayev worked for the Department of Project Finance at OJSC Kazakhtelecom in Almaty, Kazakhstan. Mr. Cherdabayev served as the Head of Project Planning and Monitoring, with responsibility for analyzing the financial feasibility of investment projects. He began working for OJSC Kazakhtelecom in January 2001. From October 2000 to January 2001, Mr. Cherdabayev served as the Advisor to the President of TNS Plus, a private telecommunications company in Almaty,

Kazakhstan. In that capacity, he developed and advised the president on marketing strategies, marketing analysis and optimization issues. From January 1999 to June 1999, Mr. Cherdabayev was a Mutual Fund Accountant for State Street Corporation, in Boston, Massachusetts. His primary duties included producing and verifying daily financial statements, monitoring general ledger activity and pricing and reconciling five mutual funds on a daily basis. From January 1998 to June 1998, Mr. Cherdabayev was a Financial Reporting Assistant at Boston Edison in Boston Massachusetts. Mr. Cherdabayev graduated with a Bachelor of Science in Business Administration from Northeastern University in June 2000. Mr. Cherdabayev is not a director of any other reporting company. Mr. Cherdabayev is 30 years old.

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

                                                  BEKEM METALS, INC.



August 22, 2005                                   By:  /s/ Marat Cherdabayev
                                                     ---------------------------
                                                     Marat Cherdabayev,
                                                     Principal Executive Officer



August 22, 2005                                   By:  /s/ James Gunnell
                                                     ---------------------------
                                                     James Gunnell,
                                                     Principal Financial Officer