Form 10QSB
period 2005-09-30
BEKEM METALS INC
filed 2005-11-21
CIK 1223550

United States
                       Securities and Exchange Commission
                              Washington, DC 20549

                                   FORM 10-QSB

                  Quarterly Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For the Quarter Ended                                     Commission File Number
 September 30, 2005                                                0-50218

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

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [X] No [ ]

As of November 17, 2005, the issuer had 100,088,888 shares of its $0.001 par value common stock outstanding.

                                      INDEX

                                Bekem Metals, Inc
                                   Form 10-QSB
                    For The Quarter Ending September 30, 2005

Part I. Financial Information                                               Page

Item 1. Financial Statements

         Consolidated Balance Sheets (Unaudited) as of September
           30, 2005 and December 31, 2004...................................   3

         Consolidated Statements of Operations (Unaudited) for
           the Three and Nine Months Ended September 30, 2005,
           and 2004, and for the Period from March 5, 2004 (Date
           of Inception) through September 30, 2005.........................   4

         Consolidated Statement of Shareholders' Equity for the
           Period from March 5, 2004 (Date of Inception) through
           September 30, 2005 (Unaudited)...................................   5

         Consolidated Statements of Cash Flows (Unaudited) for
           the Three and Nine Months Ended September 30, 2005,
           and 2004 and for the Period from March 5, 2004 (Date
           of Inception) through September 30, 2005.........................   6

         Notes to the Unaudited Consolidated Financial Statements...........   7

        Item 2. Managements' Discussion and Analysis or Plan of Operations..  16

        Item 3. Controls and Procedures.....................................  19


Part II. Other Information

        Item 2. Unregistered Sales of Equity Securities.....................  20

        Item 4. Submission of Matters to a Vote of Security Holders.........  20

        Item 6. Exhibits....................................................  21

        Signatures..........................................................  22

                               BEKEM METALS, INC. AND SUBSIDIARIES
                                 (An Exploration Stage Company)
                             CONSOLIDATED BALANCE SHEETS (UNAUDITED)



                                                                       September 30,       December 31,
                                                                                2005               2004
--------------------------------------------------------------------------------------------------------
ASSETS

Current Assets
Cash                                                                  $       30,340     $        4,190
Prepaid expenses and other current assets                                      4,113             21,337
Samples inventory                                                              4,620                  -
--------------------------------------------------------------------------------------------------------
Total Current Assets                                                          39,073             25,527
--------------------------------------------------------------------------------------------------------

Mineral property rights (net of $23,823 depletion
  on asset retirement obligation)                                          1,164,317          1,182,007
Property, plant and equipment (net of accumulated
  depreciation of $7,280 and $1,412)                                          42,419             45,044
Long term deferred expenses                                                   17,261             15,117
Patent (net of accumulated amortization of $950)                               1,686                  -
--------------------------------------------------------------------------------------------------------
Total Assets                                                          $    1,264,756     $    1,267,695
========================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities
Accounts payable                                                      $      227,179     $       85,384
Accrued liabilities                                                          132,034             26,959
Short term notes payable                                                     410,850                  -
Short term advances from related parties                                           -             92,308
--------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                    770,063            204,651
Note Payable to a Related Party                                               77,000                  -
Asset Retirement Obligation                                                  717,690            675,460
--------------------------------------------------------------------------------------------------------
Total Liabilities                                                          1,564,753            880,111
--------------------------------------------------------------------------------------------------------
Shareholders' Equity (Deficiency)
Preferred Stock; $0.001 par value, 20,000,000 shares
  authorized; no shares outstanding                                                -                  -
Common stock; $0.001 par value, 130,000,000 shares
  authorized, 38,889,888 and 35,000,000 shares outstanding                    38,889             35,000
Additional paid-in capital                                                   723,287            719,456
Deficit accumulated during the development stage                          (1,062,173)          (366,872)
--------------------------------------------------------------------------------------------------------
Total Shareholders' Equity (Deficiency)                                     (299,997)           387,584
--------------------------------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity (Deficiency)               $    1,264,756     $    1,267,695
========================================================================================================

                    The accompanying notes are an integral part of these financial statements.

                                                       3

                                               BEKEM METALS, INC. AND SUBSIDIARIES
                                                 (An Exploration Stage Company)
                                        CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                                                                       For the Period from
                                       For the Three Months Ended       For the Nine Months Ended         March 5, 2004
                                             September 30,                     September 30,           (Date of Inception)
                                     -----------------------------     -----------------------------         Through
                                         2005            2004               2005            2004        September 30, 2005
-----------------------------------------------------------------------------------------------------------------------------
Revenue                              $         -     $         -        $         -     $         -         $         -
-----------------------------------------------------------------------------------------------------------------------------
Operational Expenses
Exploration costs                         87,609               -            275,175               -         $   546,274
General and administrative expenses      190,119           4,456            424,046           4,456         $   523,555
-----------------------------------------------------------------------------------------------------------------------------
Total Expenses                           277,728           4,456            699,221           4,456           1,069,829
-----------------------------------------------------------------------------------------------------------------------------

Loss From Operations                    (277,728)         (4,456)          (699,221)         (4,456)         (1,069,829)

Other Income (Expense)
Grant revenue                                  -               -              3,108               -         $     3,108
Grant expense                                  -               -             (3,108)              -         $    (3,108)
Exchange gain                                835               -              3,920               -         $     7,656
-----------------------------------------------------------------------------------------------------------------------------

Net Loss                             $  (276,893)    $    (4,456)       $  (695,301)    $    (4,456)        $(1,062,173)
=============================================================================================================================

Basic and Diluted Loss
  per Common Share                   $     (0.01)    $     (0.00)       $     (0.02)    $     (0.00)
======================================================================================================
Basic and Diluted Weighted-
  Average Shares                      38,543,236      14,000,000         38,387,970      14,000,000
======================================================================================================

                           The accompanying notes are an integral part of these financial statements.

                                                                4

                                       BEKEM METALS, INC. AND SUBSIDIARIES
                                         (An Exploration Stage Company)
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY FOR THE PERIOD FROM MARCH 5, 2004
                           (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2005 (UNAUDITED)




                                                                                                 Deficit
                                                 Common Shares                                 Accumulated               Total
                                           ----------------------------      Additional        During the           Shareholders'
                                             Shares            Amount      Paid-in Capital   Development Stage   Equity (Deficiency)
------------------------------------------------------------------------------------------------------------------------------------
Balance - March 5, 2004
  (Date of inception)                                 -       $      -        $       -       $          -          $        -
Shares issued for cash, August 12, 2004,
  $0.02 per share                            14,000,000         14,000          290,456                  -             304,456
Shares exchanged for 60% interest                                                                                            -
  in Kaznickel, November 19, 2004,
  $0.02 per share                            21,000,000         21,000          429,000                  -             450,000
Net loss for period                                   -              -                -           (366,872)           (366,872)
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2004                   35,000,000         35,000          719,456           (366,872)            387,584

Shares issued in acquisition of Bekem
  Metals, January 28, 2005                    3,300,000          3,300          (15,006)                 -             (11,706)
Shares issued on modificaiton of options        588,888            589           18,837                  -              19,426
Net loss for period                                   -              -                -           (695,301)           (695,301)
------------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2005                  38,300,000       $ 38,300        $ 704,450       $ (1,042,747)         $ (299,997)
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

                                                               5

                                       BEKEM METALS, INC. AND SUBSIDIARIES
                                         (An Exploration Stage Company)
                                CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)


                                                                                                          For the Period from
                                                                      For the Nine Months Ended               March 5, 2004
                                                                              September 30,                (Date of Inception)
                                                                   -----------------------------------            Through
                                                                        2005               2004             September 30, 2005
-----------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
Net loss                                                           $     (695,301)     $      (4,456)          $  (1,062,173)
Adjustments to reconcile net loss to
  net cash provided by operating activities:
    Depreciation and amortization                                           5,938                  -                   7,336
    Depreciation and accretion expense on
      asset retirement obligation                                          59,571                  -                  75,640
    Shares issued on option modification                                   19,426                  -                  19,426
    Foreign currency exchange gain                                         (7,317)                 -                  (3,581)
    Change in operating assets and liabilities:
      Samples Inventory                                                    (4,610)                 -                  (4,610)
      Prepaid expenses and other current assets                            13,994                  -                  93,832
      Accounts payable and accrued liabilities                            234,487              4,456                 315,944
      Deferred grant revenue                                               (2,565)                 -                  (2,565)
-----------------------------------------------------------------------------------------------------------------------------
Net Cash Used in Operating Activities                                    (376,377)                 -                (560,751)
-----------------------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
Purchase of property and equipment                                         (2,521)                 -                 (27,162)
Purchase of Kaznickel and Bekem
  Metals, Inc., net of cash acquired                                        2,648                  -                (176,293)
-----------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by (Used in) Investing Activities                           127                  -                (203,455)
-----------------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
Proceeds from short term note payable                                     397,472                  -                 488,876
Increase in accrued liabilities to related parties                          2,374                  -                   2,374
Proceeds from issuance of common stock                                          -                  -                 304,456
-----------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                                 399,846                  -                 795,706
-----------------------------------------------------------------------------------------------------------------------------
Effect of Exchange Rate Changes on Cash                                     2,554                  -                  (1,160)
-----------------------------------------------------------------------------------------------------------------------------
Net Increase in Cash                                                       26,150                  -                  30,340
Cash at Beginning of Period                                                 4,190                  -                       -
-----------------------------------------------------------------------------------------------------------------------------
Cash at End of Period                                              $       30,340      $           -           $      30,340
=============================================================================================================================

Supplemental Cash Flow Information
-----------------------------------------------------------------------------------------------------------------------------
Non Cash Investing and Financing Activities:
Fair value of assets acquired                                      $        4,471                  -           $   1,445,858
Cash paid for equity interests                                                  -                  -                (300,000)
Fair value of shares issued for acquisitions                              (11,706)                 -                (461,706)
-----------------------------------------------------------------------------------------------------------------------------
Liabilities Assumed                                                $       16,177      $           -           $     684,152
=============================================================================================================================

                            The accompanying notes are an integral part of these financial statements.

                                                               6

                       BEKEM METALS, INC. AND SUBSIDIARIES
                         (An Exploration Stage Company)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005


NOTE 1 - BASIS OF PRESENTATION, NATURE OF BUSINESS, AND SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information - The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the nine-month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

Nature of Business - Bekem Metals, Inc. is engaged through its wholly owned subsidiary, Kaznickel LLP, (collectively, the "Company" or "Bekem") in the acquisition and exploration of mineral resource properties, specifically the Gornostayevskoye ("Gornostai") nickel and cobalt deposit (the "Deposit") located in the East Kazakhstan Oblast of the Republic of Kazakhstan. Kaznickel acquired the rights to explore and develop the Gornostai Deposit on April 22, 2004 and is active in exploration of the Mineral Property. The Company acquired Kaznickel on September 22, 2004 in a purchase business combination as further described in
Note 2.

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

Business Condition - The Company has no proven mineral reserves and has not yet entered the development stage with respect to its mineral interests, and has no production. There has been no revenue from operations, and it has incurred a net loss of $1,062,173 since inception, including $695,301 for the nine months ended September 30, 2005. In addition, current liabilities exceeded current assets by $730,990 and $179,394 at September 30, 2005 and December 31, 2004, respectively. Management expects to generate sufficient cash to fund its current activities by issuing equity securities and receiving financial assistance, if needed, from its shareholders. There is no assurance, however, that funds can be raised or that the shareholders will have the ability to provide financial assistance to the Company. These matters raise substantial doubt about the Company's ability

                       BEKEM METALS, INC. AND SUBSIDIARIES
                         (An Exploration Stage Company)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005


to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

Prepaid Expenses - Prepaid expenses relate to office rent, subscriptions, and insurance. Prepaid expenses are charged to operations in the period the related service or work is performed.

Mineral Property Rights - Mineral property acquisition costs, site restoration costs and development costs on mineral properties with proven and probable reserves are capitalized and will be depleted using the units-of-production method over the estimated life of the reserves. If there are insufficient reserves to use as a basis for depleting such costs, they are written off as a mineral property or mineral interest impairment in the period in which the determination is made. Site restoration costs are depleted over the term of their expected life. Interest costs are capitalized on mineral properties and mineral interests in development. The development potential of mining properties is established by the existence of proven and probable reserves, reasonable assurance that the property can be permitted as an operating mine and evidence that there are no metallurgical or other impediments to the production of saleable metals.

Exploration costs incurred on mineral interests, other than acquisition costs, prior to the establishment of proven and probable reserves are charged to operations as incurred. Development costs incurred on mineral interests with proven and probable reserves will be capitalized as mineral properties. The Company regularly performs evaluations of its investment in mineral interests to assess the recoverability and/or the residual value of its investments in these assets. All mineral interests and mineral properties are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable, utilizing established guidelines based upon undiscounted future net cash flows from the asset or upon the determination that certain exploration properties do not have sufficient potential for economic mineralization.

Management's estimates of mineral prices, recoverable probable reserves, and operating, capital and reclamation costs, when available, are subject to certain risks and uncertainties, which may affect the recoverability of mineral property

                       BEKEM METALS, INC. AND SUBSIDIARIES
                         (An Exploration Stage Company)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005


costs. Although management has made its best estimate of these factors, it is possible that changes could occur in the near term, which could adversely affect the future net cash flows to be generated from the properties.

Property, and Equipment - Property, plant and equipment are carried at cost less accumulated depreciation. Depreciation is provided on a straight-line basis over the following estimated useful lives of the assets:

         --------------------------------------------------------------
         Buildings and constructions                         12.5 years
         Machinery and equipment                                7 years
         Vehicles                                              10 years
         Other fixed assets                                3 - 10 years
         --------------------------------------------------------------

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

                       BEKEM METALS, INC. AND SUBSIDIARIES
                         (An Exploration Stage Company)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005


Condesa accounted for the acquisition of Kaznickel as a purchase business combination with a purchase price of $750,000. The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values. Negative goodwill was not recognized in connection with the acquisition of Kaznickel. Instead, the excess of the fair value of the net assets over the purchase price was allocated as a pro rata reduction of the amounts that otherwise would have been assigned to the long term assets. The Company is in the process of obtaining an independent valuation of the net assets acquired. Accordingly the allocation of the purchase price is subject to refinement. At September 22, 2004, the purchase price was allocated to the assets acquired and the liabilities assumed as follows:

         --------------------------------------------------------------
         Current assets                                     $  231,674
         Mineral property rights                               713,204
         Asset retirement costs of the mineral rights          474,937
         Property and equipment                                 21,572
         --------------------------------------------------------------
              Total assets acquired                          1,441,387
         --------------------------------------------------------------
         Current liabilities                                   (25,468)
         Asset retirement obligation                          (665,919)
         --------------------------------------------------------------
              Total liabilities assumed                       (691,387)
         --------------------------------------------------------------
         Net Assets Acquired                                $  750,000
         ==============================================================

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

                       BEKEM METALS, INC. AND SUBSIDIARIES
                         (An Exploration Stage Company)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005


NOTE 4 - MINERAL PROPERTY RIGHTS

Kaznickel acquired its interest in the Contract on Exploration and Development of Gornostai Cobalt and Nickel Deposit (the "Contract") issued by the Ministry of Energy and Mineral Resources of the Republic of Kazakhstan (the "Ministry") dated February 26, 2004. By virtue of the Contract, Kaznickel acquired the right to exploit the mineral property including the right to explore, develop and produce the cobalt and nickel mineral resources on the Deposit through February 26, 2026. The Company has the right to re-negotiate the contract at that time for an additional 30 years. The government of Kazakhstan retains the title to the property; accordingly, the Company's mineral interest is considered to be an intangible asset. As more fully described in Note 2, the Company capitalized the acquisition costs of its mineral interest upon the purchase business combination with Kaznickel. The allocated purchase price included a capitalized amount of an acquired asset retirement obligation. While the property is not in production, the asset retirement cost is depleted over the life of the contract from the date of acquisition. Capitalized costs and related accumulated amortization at September 30, 2005 is as follows:

                                     Mineral Property   Depletion of Asset       Net Mineral
                                            Rights        Retirement Cost      Property Rights
-----------------------------------------------------------------------------------------------
Cost as of September 22, 2004          $         -            $         -        $         -
Acquisitions:
   Mineral property                        713,204                                   713,204
   Asset retirement obligation             474,936                 23,823            451,113
-----------------------------------------------------------------------------------------------
Net Carrying Value                     $ 1,188,140            $    23,823        $ 1,164,317
===============================================================================================

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

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

The Company's property, plant and equipment consist of the following:

                                               September 30,      December 31,
                                                    2005              2004
--------------------------------------------------------------------------------
Equipment                                        $ 49,699           $ 46,456
Less: Accumulated Depreciation                     (7,280)            (1,412)
--------------------------------------------------------------------------------
Net Property and Equipment                       $ 42,419           $ 45,044
================================================================================

                       BEKEM METALS, INC. AND SUBSIDIARIES
                         (An Exploration Stage Company)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005


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

Deferred tax assets and liabilities were as follows:

                                           September 30,         December 31,
                                                 2005                 2004
--------------------------------------------------------------------------------
Tax loss carryforward                         $ 282,866            $ 106,710
Property and equipment                           (4,255)              (4,457)
Asset retirement obligation                     215,307              202,638
Valuation allowance                            (493,918)            (304,891)
--------------------------------------------------------------------------------
Total deferred tax assets                     $       -            $       -
================================================================================

The following is a reconciliation of the amount of tax that would result from applying the federal rate to pretax income with the provision for income taxes at September 30, 2005:

For the Nine Months Ended September 30,                             2005
--------------------------------------------------------------------------------

Tax at US Federal statutory rate (34%)                          $ (229,798)
Non-deductible expenses                                             17,871
Deferred tax asset valuation change                                189,027
Effect of lower foreign tax rates                                   22,900
--------------------------------------------------------------------------------
Income tax provision                                            $        -
================================================================================


NOTE 8 - RELATED PARTY TRANSACTIONS

On December 2, 2004 the Company borrowed $92,308 from CJSC Kazmorgeophysica, a Kazakh company related by virtue of several common shareholders. The short term

                       BEKEM METALS, INC. AND SUBSIDIARIES
                         (An Exploration Stage Company)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005


loan is denominated in Kazakh Tenge, interest free and was due on its original terms by December 31, 2004. During the nine-month period ending September 30, 2005 the Company borrowed an additional $99,798 from CJSC Kazmorgeophysica, as a Kazakh Tenge denominated, interest-free, due on demand note. In addition, during the nine-month period ended June 30, 2005, the Company repaid Kazmorgeophysica the $192,106 note from proceeds from a third-party lender. In addition, the Company received short term advances, payable on demand in the amount of $37,298 from a shareholder. Because the notes are denominated in Tenge, the balance reported on the financial statements fluctuates based upon ending exchange rates.

During May and June of 2005 the Company borrowed $77,000 from a shareholder to fund our U.S. administrative operations. The loans are unsecured and carry an annual interest rate equal to the LIBOR rate plus two percent; interest and principal payments are due at maturity, three years after origination.

NOTE 9 - SHORT TERM NOTES PAYABLE

During the nine months ended September 30, 2005 the Company borrowed $454,802 to fund its exploration and administrative operations in Kazakhstan and to retire a $192,106 related party note payable to Kazmorgeophysica. Principal payments on the loans plus an interest payment equal to five percent of the original balances are due three to five months after origination.

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

The reconciliation of the asset retirement obligation is as follows:

                       BEKEM METALS, INC. AND SUBSIDIARIES
                         (An Exploration Stage Company)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005



                                                  September 30,     December 31,
                                                        2005             2004
--------------------------------------------------------------------------------
Balance at beginning of period                        $675,460         $665,919
Liabilities incurred                                         -                -
Accretion expense during the period                     42,230            9,541
--------------------------------------------------------------------------------
Balance at End of Period                              $717,690         $675,460
================================================================================

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Concentration of Risk Relating to Foreign Mining Operations -- All of the Company's properties are located within the Republic of Kazakhstan in Central Asia. In addition to general industry risks of nickel and cobalt price fluctuations, and potential lack of economic viability of the claims, the Company has a concentration of risk related to its foreign properties and interests which are subject to political uncertainty, changes in government, unilateral renegotiation of licenses, claims or contracts, and nationalization, or other uncertainties. In addition, the validity of mining claims, which constitute the Company's property holdings in Kazakhstan, may, in certain cases, be uncertain and are subject to being contested.

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

                       BEKEM METALS, INC. AND SUBSIDIARIES
                         (An Exploration Stage Company)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005


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

On August 23, 2005 the Company issued 588,888 shares of common stock in exchange for the cancellation of 2,000,000 options to purchase common stock at $0.10 per share. The cancellation was treated, for accounting purposes, as a modification of 588,888 of the options to options with an exercise price of zero, and the cancellation of the remaining options. The modification resulted in a charge to operations of $19,426, the difference between the fair value of the options before and after the modification.


NOTE 13 - SUBSEQUENT EVENTS

On October 24, 2005, the Company entered into an Acquisition Agreement with Kazakh Metals, Inc., a British Virgin Islands international business company, ("KMI") under which Bekem acquired 100% of the outstanding common shares of KMI in exchange for the issuance of 61,200,000 common shares. The primary asset of KMI is its wholly owned subsidiary, Kyzyl Kain Mamyt LLP, a Kazakhstan limited liability partnership, ("KKM"), which KMI acquired on June 1, 2005 in an unrelated purchase business combination. KKM holds licenses to explore for, and is engaged in the production and sale of nickel and cobalt ore and Mamyt brown coal in northwestern Kazakhstan.

The principal shareholder of Bekem was also the principal shareholder of KMI. Accordingly, the transaction was considered to be between entities under common control and did not result in a change in control of Bekem. Following the transaction, entities over which shareholder maintains voting and investment control hold 51,600,000 Bekem common shares, which represent 51.5% of the 100,088,888 outstanding common shares. The acquisition of the portion of KMI owned by the principal shareholder will be recorded at historical cost. The portion of KMI purchased from the minority shareholders of KMI will be recorded at fair value.

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

         Overview

         Bekem Metals, Inc., was incorporated as EMPS Research Corporation under the laws of the State of Utah on January 31, 2001. From inception through the end of the 2004 fiscal year, our primary business focus was the development, marketing and licensing of our patented technology for use in commercially separating nonmagnetic particulate material by building and testing a high frequency eddy-current separator ("HFECS"). On January 28, 2005, we acquired Condesa Pacific, S.A., and its wholly owned subsidiary Kaznickel, LLP ("Kaznickel"). The primary asset of Kaznickel is an exploration and production concession issued by the government of the Republic of Kazakhstan which grants Kaznickel the exclusive right to explore for and produce nickel, cobalt and other minerals in a 5,450 hectare (13,467 acre) area known as the Gornostai deposit through February 2, 2026. The Gornostai deposit is located in northeastern Kazakhstan.

         With the acquisition of Kaznickel, our primary business focus shifted from the development of our technology to becoming a leading nickel and cobalt producer in Kazakhstan. To that end, on October 24, 2005, we entered into an Acquisition Agreement with Kazakh Metals, Inc., a British Virgin Islands, international business company, ("KMI"), formed in April 2005, and the fifteen shareholders of KMI to acquire 100% of the 50,000 issued and outstanding common shares of KMI in exchange for 61,200,000 common shares of the Company. The primary asset of KMI is its wholly owned subsidiary Kyzyl Kain Mamyt LLP, a Kazakhstan limited liability partnership, ("KKM"), formed in July 1999. KKM holds licenses to explore for and is engaged in the production of nickel and cobalt at its Kempirsai deposit and brown coal from its Mamyt deposit in northwestern Kazakhstan.

         The primary asset of KMI is its wholly owned, operating subsidiary, KKM, which holds exploration and production licenses from the government of Kazakhstan to a 163,770 hectare (404,682 acres), in northwestern Kazakhstan. The licenses grant KKM the right to explore for and produce nickel and cobalt from deposits located within the territory through October 12, 2011, which may be extended upon agreement between KKM and the Geology and Minerals Resources Committee of the Ministry of Energy and Minerals Resources (MEMR) of the Republic of Kazakhstan. KKM also holds a license to explore for and produce Mamyt brown coal from a deposit located within 40 kilometers of its cobalt and nickel deposit. This license expires on December 11, 2018 with further possible extensions.

         The primary deposit located within the licensed territory is the Kempirsai deposit. This deposit was discovered in 1938 and was assigned to the YuzhUralNickel processing plant in Soviet times. The Kempirsai deposit remained the property of YuzhUralNickel after the break up of the Soviet Union until 1996, when a joint venture between YuzhUralNickel and the Kazakhstan State Property Committee was formed. The joint venture was unsuccessful and in 1999 the licenses were acquired by KKM.

         The Kempirsai deposit is located close to the small town Badamsha, Kazakhstan about 130 kilometers from Aktobe, Kazakhstan and is accessible by freeway. Badamsha population is around 6,000. The deposit is also accessible through a rail system that connects to main line railroads in Kazakhstan and Russia. The deposit is also connected to power transmission lines that run adjacent to the property. KKM also owns rail cars, hauling vehicles, heavy machinery, buildings and other assets consistent with an operating mineral property.

         During 2004, KKM sold approximately 62,000 tons of ore and realized revenue of approximately $280,000.

         The ore reserves of the Kempirsai deposit were evaluated during the Soviet period. KKM does not have a current ore reserve report. The Company intends to perform a reserve estimate of the deposit as soon as practicable.

         In connection with the acquisition of KMI, 61,200,000 shares of our common stock were issued. This transaction, however, did not result in a change in control of the Company because the Company and KMI shared a common control shareholder. Prior to the transaction, this shareholder maintained investment and voting control over 54% of our outstanding common shares and 50% of the outstanding common shares of KMI. Following the transaction, the common control shareholder now maintains investment and voting control over 51.5% of our post-acquisition outstanding common shares.

         During the three and nine months ended September 30, 2005, we generated no revenue from operations. We are in the exploratory stage and do not anticipate generating revenue until we begin production, which, if necessary funding can be obtained, is estimated to occur in 2007. Moreover, in reaching the production stage, we expect to incur millions of dollars in costs. Because we are not currently engaged in revenue generating activities, we are completely dependent on investment funds to support our operations until such time as production generates sufficient revenues to cover operating expenses. We do not expect to begin production until some time in 2007, and we do not anticipate generating sufficient revenue to cover operating expenses until 2007. There is no assurance that we can obtain funding on favorable terms, or at all. These factors raise substantial doubt about our ability to continue as a going concern.

         We have developed a plan of operations that should allow us to begin production in 2007, assuming adequate funding can be obtained. To fund operations during 2005, we estimate we need approximately $20,000,000. We plan to seek this funding through private equity investments. If we are successful in raising $20,000,000 we intend to allocate the funds as follows.

Operations

         Drilling

         We have allocated approximately $3,900,000 to drilling and exploration. This includes drilling of approximately 28,500 meters of the left bank side of the Gornostai deposit and 10,000 meters of the right bank side. Estimated drilling costs include both direct and indirect drilling costs. Indirect drilling costs include costs related to drilling such as geologist fees, site supervisors, geological data processors, core sample takers, topographers, site procurement specialists, etc. As of September 30, 2005, we have drilled 60 meters. During the nine months ended September 30, 2005, we have spent $500,000 in drilling and exploration.

         Core Analysis

         We anticipate spending approximately $500,000 for core analysis during the next twelve months. During the nine months ended September 30, 2005, we have spent $430,000 for sample processing and sample analysis of 3,200 core samples.

         Technology and Pilot Plant

         We have allocated approximately $2,500,000 to pay for the acquisition of processing technology and pilot plant design and installation at the Kempirsai deposit. We will reserve an additional $1,000,000 for final detailed engineering and a design contract for construction of a producing plant within the territory of the Kempirsai deposit.

Independent Reserve Estimate

         We have allocated $1,500,000 to hire an independent mining consulting firm to provide us with a reserve estimate for the Gornostai, Kempirsai and Mamyt deposits.

Loan Repayment

         We will repay an outstanding loan at KKM for which we have allocated $7,900,000.

Professional Fees

         We anticipate incurring approximately $300,000 in expenses to our financial auditors and securities attorneys during the next twelve months.

Concession Expenses

         Under the terms of our exploration and production contracts, if we discover commercially feasible mineral deposits, we will be required to pay licensing and other fees and government related costs. We have allocated $500,000 for this purpose over the next year.

Administrative Expenses

         We will allocate approximately $2,000,000 for administrative expenses during the next twelve months for Bekem Metals and our subsidiaries, Kaznickel and KKM. This includes expenses of maintaining offices in the United States and Kazakhstan, salaries and taxes.

         In the event we are unable to raise $20,000,000, priority will be given to drilling and design and engineering expenses, with funds being allocated as management determines in its business judgment to be in the best interest of the Company.

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

                           PART II - OTHER INFORMATION


Item 2.  Unregistered Sales of Equity Securities

         On August 23, 2005 we issued 588,888 shares of our restricted common stock in exchange for the cancellation of options to purchase up to 2,000,000 shares of our common stock at $0.10 per share. The shares were issued without registration under the Securities Act of 1933 in reliance upon the exemption from registration provided by Regulation S of the Securities and Exchange Commission Rules and Section 4(2) of the Securities Act of 1933. The shares were issued in compliance with Regulation S were issued strictly to non-U.S. persons in an offshore transaction. No directed selling efforts were made within the United States by us or any person acting on our behalf. These shares are subject to the offering restrictions set forth in Rule 903(b)(3), including a one-year distribution compliance period. Likewise, the shares issued under Section 4(2) are subject to the offering restrictions set forth in Rule 144, including a one-year holding period.

         As disclosed herein, in connection with the acquisition of KMI, on October 24, 2005, we issued shares to the fifteen record shareholders of KMI. We received no proceeds and paid no commissions or fees to any party in connection with this transaction. The shares were issued without registration under the Securities Act of 1933 in reliance upon the exemption from registration provided by Regulation S of the Securities and Exchange Commission Rules. All offers and sales were made to non-U.S. persons in an offshore transaction. No directed selling efforts were made within the United States by us or any person acting on our behalf. The shares received by the KMI shareholders are subject to the offering restrictions set forth in Rule 903(b)(3), including a one-year distribution compliance period.

Item 4.  Submission of Matters to a Vote of Security Holders

         On August 23, 2005, the Company held its annual meeting of stockholders. The total number of shares entitled to be voted at the meeting was 38,300,000. At the meeting the shareholders were asked to vote on the following matter:

         1) To amend our Articles of Incorporation to increase our capital stock from 50,000,000 shares of common stock to 150,000,000 shares of common stock and 20,000,000 shares of preferred stock. 22,236,872 shares voted in favor no shares voted against and no shares abstained from voting on an amendment to our Articles of Incorporation to increase our capital stock.

         2) To authorize our Board of Directors to change the domicile of the corporation from Utah to Nevada. 22,236,872 shares voted in favor no shares voted against and no shares abstained from voting to authorize our Board of Directors to change the domicile of the corporation.

         3) To elect three individuals to our Board of Directors and maintain two vacancies on the Board of Directors until such time as the Board of Directors can identify and appoint qualified candidates to serve as directors, including at least on candidate who can serve as an independent director and a "financial expert." The following individuals were elected as Directors to serve for a term of one year and until their respective successors shall be elected:

                                                            For         Abstain
                                                            ---         -------

                  Marat Cherdabayev                      22,236,872        -0-
                  James Gunnell                          22,236,872        -0-
                  Dosan Kassymkhanuly                    22,236,872        -0-
                  Maintain two vacant directorships      22,236,872        -0-

         4) To ratify the appointment of Hansen, Barnett and Maxwell as our independent registered accounting firm for the 2005 fiscal year. 22,236,872 shares voted in favor no shares voted against and no shares abstained from voting to ratify the appointment of Hansen, Barnett and Maxwell.

         No other items were submitted to a vote of our shareholders at the meeting.

Item 6.  Exhibits

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

                                              BEKEM METALS, INC.



November 21, 2005                             By:  /s/ Marat Cherdabayev
                                                 -------------------------------
                                                 Marat Cherdabayev,
                                                 Principal Executive Officer



November 21, 2005                             By: /s/ James Gunnell
                                                 -------------------------------
                                                 James Gunnell,
                                                 Principal Financial Officer