Form 10KSB
period 2005-12-31
BEKEM METALS INC
filed 2006-04-17
CIK 1223550

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2005

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _________ to __________

                         Commission File Number 0-50218

                               BEKEM METALS, INC.
                  ---------------------------------------------
                 (Name of Small Business Issuer in its charter)

             UTAH                                                87-06669131
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

170 Tchaikovsky Street, 4th Floor, Almaty, Kazakhstan             050000
-----------------------------------------------------           ----------
     (Address of principal executive Offices)                   (Zip Code)

                   Issuer's telephone number: +7 3272 582 386
                                              ---------------

Securities registered pursuant to section 12(b) of the Exchange Act: None

Securities registered pursuant to section 12(g) of the Exchange Act: Common, $0.001 par value

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. [ ]

Check if the Issuer is a shell company. [ ]

The issuer's revenue for its most recent fiscal year was: $148,549.

The aggregate market value of the issuer's voting stock held as of April 14, 2006, by non-affiliates of the issuer was approximately $33,338,566, based on the average of the bid price and the ask price for the Company's common stock on that date, as reported on the OTCBB.

As of April 14, 2006, the issuer had 100,088,888 shares of its $0.001 par value common stock outstanding.

Transitional Small Business Disclosure Format. Yes [ ] No [X]

Documents incorporated by reference: none

                                TABLE OF CONTENTS


                                     PART I

ITEMS 1 & 2. DESCRIPTION OF BUSINESS AND PROPERTIES........................... 3

ITEM 3.  LEGAL PROCEEDINGS....................................................15

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS................15

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.............15

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS.................................17

ITEM 7.  FINANCIAL STATEMENTS.................................................28

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE...........................................28

ITEM 8A. CONTROLS AND PROCEDURES..............................................28

ITEM 8B. OTHER INFORMATION....................................................29

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS;
           COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT .................29

ITEM 10. EXECUTIVE COMPENSATION...............................................31

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.......33

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................35

                                     PART IV

ITEM 13. EXHIBITS.............................................................36

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES...............................36

SIGNATURES....................................................................37

                           Forward-Looking Statements

         In accordance with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, we note that certain statements in this report, which provide other than historical information and which are forward-looking, involve risks and uncertainties that may impact our actual results of operations. We face risks and uncertainties, many of which are beyond its control.

         Forward-looking statements, which can generally be identified by the use of such terminology as "may," "expect," "anticipate," "estimate," "forecast," "believe," "think," "could," "will," "continue," "intend," "seek," "plan," "should," "would" and similar expressions contained in this report, are predictions and not guarantees of future performance or events. The forward-looking statements are based on current industry, financial and economic information, which we have assessed but which by their nature are dynamic and subject to rapid and possibly abrupt changes. Our actual results could differ materially from those stated or implied by such forward-looking statements due to risks and uncertainties associated with our business. The forward-looking statements should be considered in the context of the risk discussed in this Form 10-KSB. Investors and prospective investors are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update or revise the forward-looking statements contained herein to reflect new information, future events or developments.

                                     PART I

Items 1 & 2. Description of Business and Properties

Company History

         Bekem Metals, Inc., (hereinafter referred to as "us," "we," the "Company" or "Bekem") is engaged in the development, extraction, refining and marketing of nickel, cobalt and brown coal in the Republic of Kazakhstan.

         We incorporated in the state of Utah under the name EMPS Research Corporation on January 30, 2001. We changed our name to Bekem Metals, Inc., on March 16, 2005. From inception through the end of the 2004 fiscal year, our primary business focus was the development, marketing and licensing of our patented technology for use in commercially separating nonmagnetic particulate material by building and testing a high frequency eddy-current separator ("HFECS"). On January 28, 2005, we acquired Condesa Pacific, S.A., and its wholly owned subsidiary Kaznickel, LLP ("Kaznickel"). The primary asset of Kaznickel is an exploration and production concession issued by the government of the Republic of Kazakhstan which grants Kaznickel the exclusive right to explore for and engage in test production of nickel, cobalt and other minerals in a 4,950 hectare (12,232 acre) area known as the Gornostai deposit through February 26, 2026. The Gornostai deposit is located in northeastern Kazakhstan.

         With the acquisition of Kaznickel, our primary business focus shifted from the development of our HFECS technology to becoming a leading nickel and cobalt producer in Kazakhstan. To that end, on October 24, 2005, we entered into an Acquisition Agreement with Kazakh Metals, Inc., a British Virgin Islands international business company, ("KMI") and the fifteen shareholders of KMI to acquire 100% of the issued and outstanding common shares of KMI in exchange for 61,200,000 common shares of the Company. For financial reporting purposes, KMI is considered the accounting acquirer. Accordingly, the accompanying financial statements include financial statements of KMI for all periods presented.

         The primary asset of KMI is its wholly owned subsidiary Kyzyl Kain Mamyt LLP, a Kazakhstan limited liability partnership, ("KKM"), formed in July 1999. KKM holds licenses to commercially produce and is engaged in the production of nickel and cobalt ore at its Kempirsai deposit and brown coal from its Mamyt deposit in northwestern Kazakhstan.

Business of the Company

         The Nickel Market

         The overall market for nickel in the world is approximately $22 billion, according to United States Geological Survey ("USGS"). Total nickel production in 2005 was approximately 1,500,000 tons. Russia is the largest supplier of nickel in the world with almost 20% market share, followed closely by Canada, Australia and Latin America.

         According to various market analysts, including Inco, (the second largest producer of nickel in the world), demand for nickel grew approximately 4% in 2005, but could settle at around 3-4% increase in demand annually through 2010. There is some debate in the market as to whether nickel prices will continue to increase. Average nickel price in 2005 was about $14,372 per ton, up from $13,741 in 2004. The current LME spot price is $17,375 per ton. Even as large buyers seek cheaper alternatives to nickel, it is anticipated that demand for nickel worldwide and especially in China will remain high for the next 5 years.

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

         USGS data shows that there are several laterite and sulfide projects scheduled for completion in the next several years, which could bring more primary nickel to the market and potentially decrease the price. To date, however, delays in production and labor strikes at a number of mines of some leading nickel producers have limited new supply of nickel and resulted in higher nickel prices. Moreover, given the growing economies and demands of China, India and other Asian countries, coupled with probable reduction in production of several older nickel mines due to depletion, we anticipate growth in the worldwide demand for nickel. Inco estimates an additional 60,000 tons of nickel per year will be needed to meet the growing demand. These factors lead us to believe that nickel prices will remain stable, if not increase in the future.

         Stainless-steel production, the single largest end use market segment of nickel, is expected to grow steadily in the next five years, relying heavily on the primary nickel supply for its expansion. Of course, high nickel prices force some steel mills to substitute chromium and manganese in place of nickel; while this lowers the cost of producing steel, it also lowers the corrosion-resistance of the steel. This lower-quality steel is used mainly in consumer applications where it is important to have a cheap final product, which, however, will not resist corrosion from acid or salt.

         Resistance to corrosion makes nickel an essential element both in alloys and as a catalyst. For aerospace, electric power and petrochemical industries, this resistance to corrosion is essential, as well as for use in gray-iron castings to toughen the iron, promote graphitization and improve machineability. The use of nickel in nickel-based batteries for electric and hybrid electric vehicles represents another industry with high potential demand for nickel.

         History of our deposits

                  Gornostai

         In February 2004, Kaznickel acquired a concession for exploration and development of Gornostai cobalt and nickel deposit (contract No. 1349 registered by the Kazakh Ministry of Energy and Mineral Resources), covering 616 hectares (1,522 acres) in eastern Kazakhstan.

         We are at the exploration stage on the Gornostai deposit located in the Beskaragai district of the East Kazakhstan region in Kazakhstan. The deposit was discovered in 1958. The Gornostai deposit is divided by the Irtysh River into the left and right banks. From 1960 to 1968 a series of surveys and evaluation works were performed on both banks to evaluate available cobalt-nickel ore reserves. The surveys identified 21 ore bodies on the left bank.

         The deposit had been abandoned as reserves around Norilsk in Russia were considered more attractive and were already at the production stage. In addition, a Soviet army nuclear test site (similar to Nevada) was located near the Gornostai deposit. The surrounding territory, including the deposit, was considered a secret military zone. Therefore commercial development of the deposit had been discontinued.

         The last nuclear testing in the area was conducted more than 15 years ago. Recent tests show that the radiation levels in the soil, water and air are within normal ranges.

         Pursuant to the terms of the three-year work program approved by the Geology Committee of the Republic of Kazakhstan Ministry of Energy and Mineral

Resources and as required under the Kaznickel exploration and development contract, in the nine months preceding January 1, 2005, Kaznickel had completed drilling core samples of 5,504 meters.

         In October 2005, the Republic of Kazakhstan Ministry of Energy and Mineral Resources ("MEMR") granted Kaznickel an extension of its Gornostai concession to an area of 4,950 hectare (12,232 acre) from the original 616 hectares (1,522 acres).

                  Kempirsai

         KKM holds production licenses issued by the government of Kazakhstan to 233,000 hectares (575,756 acres), in northwestern Kazakhstan. The licenses grant KKM the right to produce nickel and cobalt ore from deposits located within the territory through October 12, 2011, and may be extended upon agreement between KKM and the MEMR. KKM also holds a license to produce Mamyt brown coal from a deposit located within 40 kilometers of its cobalt and nickel deposit. This license expires on December 11, 2018 with further possible extensions.

         The primary deposit located within the licensed territory is the Kempirsai deposit. This deposit was discovered in 1938 and at its peak in the late 1980's mined almost five million tons of ore annually, which included 50,000 tons of nickel metal content. The discovery was assigned to the YuzhUralNickel processing plant in Russia during Soviet times. The Kempirsai deposit remained the property of YuzhUralNickel after the break up of the Soviet Union until 1996, when a joint venture between YuzhUralNickel and the Kazakhstan State Property Committee was formed. The joint venture was unsuccessful and in 1999 the licenses were acquired by KKM.

         Characteristics of our deposits

                  Gornostai

         During 2004 and 2005 we drilled 216 wells to a total depth of 5,504 meters and have taken 2,659 geochemical and core samples to the Institute of Nonferrous Metals, located in Oskemen, Kazakhstan to perform spectrum and quantity analysis to identify the content of nickel, cobalt and iron. The results showed average content of nickel of 0.89% and cobalt 0.065%. We anticipate a final report from this Institute during the second quarter of 2006. Once we have the report we will present it to the Geology Committee for approval.

         In 2006 and 2007 we plan to continue exploratory drilling of an additional 8,000 meters on the left bank and 22,000 meters on the right bank.

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

         We intend to retain the services of an independent engineering firm to provide a reserves estimate and a feasibility study and to design a flowsheet to process our laterite ore.

                  Kempirsai

         The ore reserves of the Kempirsai deposit were evaluated during the Soviet period. KKM does not have a current ore reserve report. We intend to perform a reserve estimate of the deposit as soon as practicable.

         Mining conditions

                  Gornostai

         The main host rocks of nickel and cobalt are minerals such as nontronite, hydroxides of iron and manganese formations. The ore is loose and found mainly along small fracture lines. Coarse ore, bigger than 10 mm, represents approximately 11.2% of all ore found at the deposit. The loose structure of overburden and ores allows mining of the deposit without drilling and blasting works. The rocks and ores of Gornostai are relatively unstable requiring that the pit slope not exceed 45 degrees.

         Development of the left bank can be performed through a system of small open pits, starting from northern side of the deposit. Stripping rocks from the initial pits can be placed in external dumps. Stripping from later pits could be placed within the workout space of previous pits. According to survey data, we do not anticipate pit depths to exceed 55 meters.

                  Kempirsai

         The Kempirsai deposit is located close to the small town of Badamsha, Kazakhstan about 130 kilometers from Aktobe, Kazakhstan and is accessible by freeway. The population of Badamsha is around 6,000. The deposit is also accessible through a rail system that connects to main line railroads in Kazakhstan and Russia. The deposit is also connected to power transmission lines that run adjacent to the property. KKM also owns fuel tanks, locomotives, rail cars, railway cranes, bridge cranes, railway cisterns, maintenance equipment, excavators, motor graders, passenger vehicles, passenger buses, heavy dump trucks, hoppers, scales, lathes, forging hammers, presses, grinding, milling and boring machines, boilers, electrical substations, office equipment, business machines, portable communication equipment, laboratory equipment and multiple buildings. The machinery was manufactured between 1950 and the present. The buildings were built between the 1940s and the early 1990s.

         The Kempirsai deposit has been open pit mined, with maximum mining depths of approximately 50 meters. The Kempirsai mining complex has significant infrastructure and mining equipment in place and has a current standing capacity to mine up to 500,000 tons of ore annually.

         During 2005 and 2004, KKM sold approximately 35,000 tons and 62,000 tons of ore, respectively, and realized revenue of approximately $75,000 and $195,000, respectively from ore sales.

         Additionally, KKM holds a license to produce brown coal from a deposit located within 40 kilometers of the Kempirsai deposit, with a current capacity to mine up to 100,000 tons of coal annually. KKM will use this coal to supply its own energy needs for processing ore from the Kempirsai deposit.

         Processing

         The KMI acquisition gave us the rights to a proprietary technology for processing nickel and cobalt ores. While this technology has not previously been used to process nickel and cobalt ores, it is based on the same principles used to process titanium and other rare earth metals in Kazakhstan and Russia. We are currently in the final stages of construction of a pilot processing plant at the KKM site utilizing this technology. The processing technique utilizes hydrogen chloride to leach out the nickel and cobalt ores with sublimation of the nickel and cobalt chlorides occurring at 1050-1100(Degree) Celsius. We anticipate this process will result in extraction rates of approximately 93% nickel and 88% cobalt. The final products of this process are granules or briquettes of ferronickel, with 23% nickel content and a cobalt oxide powder.

         The pilot processing plant will have a processing capacity of ten tons of ore per day. The anticipated output of the pilot processing plant will be approximately ten kilos of metal per day. We expect the first metals to be produced during the second quarter 2006.

         We anticipate this processing technique will result in lower capital and operational costs compared to other technologies currently in use. Historically, pyrometallurgy was utilized at most processing plants. Hydrometallurgical technology has improved to the point that it is now an acceptable alternative to pyrometallurgy. Both technologies require large plants, costly construction and expensive equipment often requiring capital infusions of hundreds of millions of dollars. Construction time for such facilities is commonly three to five years. Production costs are typically about $8,000 per ton of metal using pyrometallurgy and more than $4,000 per ton using hydrometallurgy. Both technologies are expensive to operate and pose environmental risks in the form of gases and chemical emissions.

         Our hydrochlorination technology utilizes a closed-circle utilization chamber, which results in no emissions while achieving extraction rates comparable to pyrometallurgy and hydrometallurgy. We anticipate production costs to be about $5,000 per ton of metal - lower than pyrometallurgy and somewhat higher than hydrometallurgy. Our system will require less electricity than pyrometallurgy because our system will be powered by our own brown coal.

         Upon successful testing of our technology during the second quarter 2006, we intend to continue operating the pilot plant to conduct additional testing to maximize our results using different ores from both our Kempirsai and Gornostai deposits.

         We plan to commence construction of a commercial processing plant during the fourth quarter 2006. We plan to build the processing plant in three phases. Planned completion of Phase I is scheduled for the fourth quarter of 2007. Phase I will provide us with processing capacity of approximately 300,000 tons of ore. Completion of Phases II and III are scheduled for the fourth quarter of 2008 and will provide us with more than 600,000 tons of additional processing capacity. Once completed, we anticipate that the processing plant will have total processing capacity of up to 1,000,000 tons of ore per year and will produce 45,000 tons of ferronickel of at least 23% nickel content and 700 tons of cobalt oxide powder.

Reserves

         We do not have a current estimate of the ore reserves contained within our licensed territories. While we have reserve estimates prepared during Soviet times, we do not know the accuracy of those reserve estimates and do not believe them to be to the standards set forth by the United States Securities and Exchange Commission ("SEC"). As disclosed herein, we will be working with a qualified independent engineering firm to provide us with an ore reserve estimate of our deposits that will conform to applicable SEC standards.

Development of Operations

         As discussed herein, we are just beginning to implement our plan of development and operations. During the second quarter of 2006, we plan to seek initial funding for completion of the pilot plant and testing, and we expect to complete initial testing of the pilot plant. During the third and fourth quarters of 2006, we intend to continue testing at the pilot plant and to seek additional funding to help fund Phase I construction of our commercial processing plant. We expect to obtain the result of the independent estimate of our reserves during the fourth quarter of 2006. We also plan to engage in additional exploratory drilling throughout 2006.

         During 2007, we intend to increase the scope of our exploratory drilling. We expect completion of construction of Phase I of our commercial processing plant during the fourth quarter of 2007 and commencement of Phases II and III construction during the same quarter. We anticipate the need to seek additional funding during the third quarter 2007 to meet our ongoing need for capital to support the construction of our commercial production plant. We plan to realize our first cash flows from operations during the fourth quarter 2007.

         We have scheduled the completion of construction of Phases II and III of the commercial production plant to occur during the fourth quarter of 2008. We expect to engage in exploratory drilling throughout all of 2008 and we anticipate cash flow from operations throughout fiscal 2008.

Title to Properties

         We hold an exploration and development contract from the Republic of Kazakhstan that grants us the right explore and produce nickel, cobalt other minerals within the Gornostai deposit. We also hold a production contract that grants us the right to produce nickel, cobalt, brown coal and other minerals at the Kempirsai deposit. Our rights to those properties terminate at various times from October 2011 to February 2026 unless we are able to negotiate extensions of those contracts. While under the terms of our contracts we retain our rights to all tangible and intangible assets we acquire for exploration, extraction and production at these deposits, if we are unsuccessful in negotiating extensions, upon the expiration of those contracts our interest in and rights to those properties terminates and reverts back to the government of the Republic of Kazakhstan.

Tax and Royalty Scheme in the Republic of Kazakhstan

         Our subsidiaries operating in the mining industry in Kazakhstan are subject to the following taxes and royalties payable to the Republic of
Kazakhstan:

 Class of Tax or Royalty            Basis of Tax               Period              Rate
-------------------------------   ----------------   ----------------------   ----------------
Corporate Income Tax                Profits                   Monthly               30%
Social Tax                          Payroll                   Monthly               21%
VAT                                 Value added               Monthly               16%
Property Tax                        Property                 Quarterly              1%
Royalty (ore)                       Output volume        Monthly/Quarterly         2.21%
Royalty (brown coal)                Output volume        Monthly/Quarterly         0.9%

Working Programs of our Subsidiaries

         For us to maintain our rights under the exploration license held by Kaznickel and the production license held by KKM, we must satisfy the work program requirements of the MEMR. Each year we must submit a proposed annual work program under each license to the MEMR. This annual work program must be reviewed and approved by the MEMR. If we fail to meet the minimum work program requirements, we could lose our licenses. Under the current work program for Kaznickel, we must drill at least 17,498 meters in 2006. The current work program under the KKM licenses calls for KKM to extract the following amounts of ore for processing and brown coal.

                                    Tons of Ore           Tons of Brown Coal
                                ------------------       --------------------

             2006                         -0-                    20,000
             2007                     175,000                    60,000
             2008                     350,000                   200,000
             2009                   1,000,000                   200,000
             2010                   1,000,000                   200,000
             2011                   1,000,000                   200,000

             2012                                               200,000
             2013                                               200,000
             2014                                               200,000
             2015                                               200,000
             2016                                               200,000
             2017                                               200,000
             2018                                               200,000

         To date, we have met the minimum obligations under the minimum work programs of our subsidiaries. Should we fail to complete the minimum work program in some year, the MEMR could review the work program, request an update and amendment to the work program or even recall our license.

         Management is confident of our ability to satisfy the obligations of the minimum work programs of our subsidiaries in the future.

Competition

         Total nickel production worldwide was approximately 1,500,000 tons in 2005, according to USGS. Norilsk Nickel is the largest nickel producer followed by Inco, BHP Billiton Plc, Eramet Group and Falconbridge Limited. These five companies together account for approximately 66% of world primary nickel production, while more than 30 medium- to small-companies produce the remaining 34%.

         Companies compete with each other generally across the globe and are best categorized by their size, reserve base and production method, due to different extracting technologies applied and the final product.

         Until recently, there were no nickel-producing companies in Kazakhstan. In February 2004, Oriel Resources, a London-based company, acquired 90% of Muzbel LLC, which holds exploration and extraction rights for Shevchenko nickel deposit in northern Kazakhstan.

         We do not anticipate direct competition from Oriel Resources. Nickel and cobalt are part of a global market and a worldwide demand, in which the supply is limited and the number of industries that use nickel and cobalt is increasing, thus ensuring a constant demand for additional production of nickel and cobalt.

         Competition in this industry focuses largely on price and nickel content, whether it is sold in unwrought or chemical form. High nickel content material is sold at higher prices and is most sought after among customers.

         We are confident that the proximity of our Gornostai deposit to China and other Asian countries will be a major competitive factor. We have already been approached by Chinese metal companies willing to buy its ore at this stage and interested in purchasing finished product once we reach production stage. We have also been approached about jointly developing the deposit, but we have not discussed this option in detail. At the same time, we believe the proximity of our Kempirsai deposit to Russia and the industrial region around the Ural Mountains, Europe and China will benefit us once we reach commercial production.

Foreign Operations

         In recent years, the Republic of Kazakhstan has undergone substantial political and economic change. As an emerging market, Kazakhstan does not possess the well-developed business infrastructure that generally exists in more mature free market economies. As a result, operations carried out in Kazakhstan can involve significant risks that are not typically associated with developed markets. Instability in the market reform process could subject us to unpredictable changes in the basic business infrastructure in which it currently operates. We therefore face risks inherent in conducting business internationally, such as:

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

         Any of these factors could materially adversely affect our operations and consequently its business, operating results and financial condition. At this time, management is unable to estimate what, if any, changes may occur or the resulting effect of any such changes on our financial condition or future results of operations.

         We also face a significant potential risk of unfavorable tax treatment and currency law violations. Legislation and regulations regarding taxation, foreign currency transactions and licensing of foreign currency loans in the Republic of Kazakhstan continue to evolve as the central government manages the transformation from a command to a market-oriented economy. The legislation and regulations are not always clearly written and their interpretation is subject to the opinions of local tax inspectors. Instances of inconsistent opinions between local, regional and national tax authorities are not unusual.

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

         Our operations and financial condition may be adversely affected by Kazakh political developments, including the application of existing and future legislation and tax regulations.

Regulation of Mining Activity

         Our mining activities will be subject to various laws and regulations concerning exploration, allowable production, taxes, labor standards, environmental protection, mine safety, regulations relating to royalties, importing and exporting of minerals and other matters. In addition, new laws or regulations governing operations and activities could impact us in a materially adverse way.

Environmental Regulations

         Environmental legislation in all countries is evolving in a manner which will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors and employees.

         All phases of our operations in the Republic of Kazakhstan are subject to environmental regulations. The regulations are comprehensive and cover water quality, discharge limits, hazardous wastes, agricultural land and vegetation.

Other Properties

         Bekem uses one-quarter of an 800 square foot office condominium located at 875 Donner Way, Unit 705, Salt Lake City, Utah 84108 for its corporate offices. We currently pay no rent for this space pursuant to a verbal agreement with Particle Separation Technologies, L.C. This free rent is of nominal value. There is no lease agreement with Particle Separation Technologies, L.C. If at any time Particle Separation Technologies, L.C., decides it needs or wants the space, we have no right to continue to occupy the space and could be forced to move.

         We also maintain a representative office in Almaty, Kazakhstan, where it rents 175 square meters of office space. The lease agreement expires on December 31, 2006. The monthly lease payment is $5,250. Under the terms of our lease agreement, the owner of the space could terminate our lease at any time and require us to vacate the premises.

         Kaznickel LLP rents a 368 square meter office in Semei, Kazakhstan, for approximately $1,300 per month. Semei is the closest city to the Gornostai deposit. This lease agreement expires in May 2007. Kaznickel also rents 1,432 square meters of warehouse space in Semei for $3,900 per month. Kaznickel uses this space to store test ore. This space is leased on a year-to-year basis. If at any time the owner of this space decides it needs or wants the space for other purposes, Kaznickel has no right to continue to occupy the space and could be forced to move.

         KKM rents 100 square meters of office space in Aktobe, Kazakhstan. KKM pays approximately US $1,500 per month for this space under a one-year lease agreement. It is our understanding that the owner of this building is currently trying to sell the building. Under the terms of our lease agreement, if the building is sold our right to occupy this space could be terminated and KKM would be forced to move its offices.

Employees

         We currently have approximately 309 full-time employees. We hire our employees under local labor contracts complying with the governing laws of the Republic of Kazakhstan. Typically, these employment contracts are renewable for one-year terms.

         With new labor laws passed in early 2005, all labor contracts that do not expire or are not terminated before one year are automatically (by law) extended for an undefined period. This means that it will become more difficult to terminate existing employees, and our exposure to expenses associated with termination of employees is expected to increase. With the ongoing labor market monitoring, we believe that future new labor requirements can be satisfied and there is no significant risk of labor shortage.

         We believe we have satisfactory relations with our employees. We anticipate the need to hire additional personnel as operations expand. To date, neither our operations nor the operations of any of our subsidiaries have been interrupted by strikes or work stoppages.

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

Research and Development

         In connection with the development of its electromagnetic particle separating technology, on or about January 16, 2001, the Company received a research grant in the amount of $199,000 from the Department of Energy ("DOE"), through its Office of Industrial Technologies 2000 Inventions and Innovation ("I&I") program for use i35 n developing an HFECS prototype. This grant expired on June 30, 2005. The Company spent $2,536 of the grant money during 2005, and spent an aggregate of $151,286 before the grant expired.

         During 2005, the Company spent approximately $131,000 in research and development developing the hydrochlorination technology that will be used in the pilot plant and the commercial processing plant. None of these costs have been borne directly by any of our customers.

Reports to Security Holders

         We file annual and quarterly reports with the SEC. The public may read and copy any materials filed by the Company with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 551-8090. We are an electronic filer and the SEC maintains an Internet site that contains reports and other information regarding the Company that may be viewed at http://www.sec.gov.

Item 3. Legal Proceedings

         To the knowledge of management, there is no material litigation or governmental agency proceeding pending or threatened against Bekem or its management. Further, we are not aware of any material pending or threatened litigation or governmental agency proceeding to which the Bekem or any of our directors, officers or affiliates are or would be a party.

Item 4. Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the quarter ended December 31, 2005.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

         Our shares are currently traded on the Over-the-Counter Bulletin Board ("OTCBB") under the symbol BKMM. As of April 6, 2006 we had approximately 151 shareholders holding 100,088,888 common shares. Of the issued and outstanding common stock, approximately 3,300,000 are free trading, the balance are "restricted securities" as that term is defined in Rule 144 promulgated by the Securities and Exchange Commission.

         Our common stock began trading on the OTCBB on February 17, 2004. Prior to that time no quotation for our common shares was quoted on any exchange or quotation medium. Published bid and ask quotations from February 17, 2004 through December 31, 2005, are included in the chart below. These quotations represent prices between dealers and do not include retail markup, markdown or commissions. In addition, these quotations do not represent actual transactions.

                                      Bid                    Ask
                                 High      Low         High        Low
                                 ----      ---         ----        ---
2005
----
Jan. 1 thru Mar. 31            $3.95      $2.00       $7.50      $4.00
Apr. 1 thru June 30             3.55       2.50        7.00       3.25
July 1 thru Sep. 30             2.90       2.40        6.00       3.00
Oct. 1 thru Dec. 31             2.60       2.00        4.00       2.60

2004
----
Feb. 17 thru Mar. 31           $1.00      $0.10       $2.00      $0.55
Apr. 1 thru June 30             2.50       1.00        5.00       2.00
July 1 thru Sep. 30             2.50       2.50        7.50       5.00
Oct. 1 thru Dec. 31             3.50       2.00        7.50       7.50

         The above information was obtained from Pink Sheets LLC, 304 Hudson Street, 2nd Floor, New York, New York 10013.

Dividends

         We have not paid, nor declared, any dividends since our inception and do not intend to declare any such dividends in the foreseeable future. Our ability to pay dividends is subject to limitations imposed by Utah law. Under Utah law, dividends may be paid to the extent that the corporation's assets exceed it liabilities and the corporation is able to pay its debts as they become due in the usual course of business.

Securities Authorized for Issuance Under Equity Compensation Plans

------------------------- --------------------------- --------------------------- ------------------------------------
Plan category             Number of securities        Weighted-average            Number of securities
                          to be issued  upon          exercise price of           remaining available for future
                          exercise of                 outstanding                 issuance under equity
                          outstanding options,        options, warrants           compensation plans
                          warrants and rights         and rights                  (excluding securities reflected
                                                                                    in columns (a))
                                     (a)                          (b)                             (c)
------------------------- --------------------------- --------------------------- ------------------------------------
Equity compensation
plans approved by                    -0-                         $-0-                          3,000,000
security holders
------------------------- --------------------------- --------------------------- ------------------------------------
Equity compensation
plans not approved by                -0-                         $-0-                             -0-
security holders
------------------------- --------------------------- --------------------------- ------------------------------------
Total                                -0-                         $-0-                          3,000,000
------------------------- --------------------------- --------------------------- ------------------------------------

         In March 2003, we adopted the EMPS Research Corporation 2003 Stock Option Plan (the "Plan") reserving 5,000,000 common shares for distribution under the Plan. The purpose of the Plan is to allow us to offer key employees, officers, directors, consultants and sales representatives an opportunity to acquire a proprietary interest in the Company. The various types of incentive awards which may be provided under the Stock Option Plan enable us to respond to changes in compensation practices, tax laws, accounting regulations and the size and diversity of our business.

         On February 16, 2004, we granted options to two parties to purchase 1,000,000 shares each for technology and asset acquisition and business development services. The options were not exercisable until such time as we acquired assets with a fair value of at least $2,000,000, as determined by the board of directors. The exercise price of the options was $0.10. The options were scheduled to expire on February 16, 2009. We granted the option holders a registration right in connection with the exercise of the options and/or the resale of the underlying common shares. On August 23, 2005 we issued 588,888 shares of our restricted common stock to the option holders in exchange for the cancellation of these options.

         We have issued no other securities under the Plan.

Unregistered Sales of Equity Securities

         We sold no unregistered securities during the quarter ended December 31, 2005.

Repurchases of Equity Securities

         We did not repurchase any of our equity securities during the quarter ended December 31, 2005.

Transfer Agent

         Our transfer agent and registrar is Interwest Transfer Company, Inc., 1981 East 4800 South, Suite 100, Salt Lake City, Utah 84117, Telephone (801) 272-9294.

Item 6. Management's Discussion and Analysis

         For a complete understanding, this Management's Discussion and Analysis of Results of Operations should be read in conjunction with the Financial Statements and Notes to the Financial Statements contained in this Form 10-KSB.

         During 2005, we generated only limited revenue from operations. We do not anticipate generating significant revenues until we begin commercial production, which, if necessary funding can be obtained, is estimated to occur in 2007. Moreover, in reaching commercial production stage, we anticipate incurring millions of dollars in costs. Because we are not currently generating significant revenues we will be completely dependent on investment funds to support our operations until such time as production generates sufficient revenues to cover our operating expenses. We do not expect to begin production until the fourth quarter 2007, and we do not anticipate generating sufficient revenue to cover operating expenses until 2008. There is no assurance that we can obtain funding on favorable terms, or at all. These factors raise substantial doubt about our ability to continue as a going concern.

Results of Operations

         As you read this Results of Operations section it is important to keep in mind that during fiscal 2005 we acquired KMI and its operating subsidiary KKM. While KKM has not engaged in significant operations in recent years, it has engaged in significantly greater operations than Bekem or Kaznickel. Prior to the acquisition of KMI, we were engaged in exploration of our Gornostai deposit. However, because of a lack of funds our exploration activities were limited. The increases in revenue and expenses in fiscal 2005 compared to fiscal 2004 is the result of acquisition of KKM and not the result of increased operations of Bekem or Kaznickel.

         Revenue

         During fiscal 2005 we earned revenue of $148,549 primarily from the sale of ore and brown coal. By comparison, in fiscal 2004 we realized no revenue. In fiscal 2004 our operations were limited strictly to exploratory drilling of our Gornostai deposit. In fiscal 2005 we acquired KMI and its wholly-owned subsidiary, KKM. During fiscal 2005, KKM engaged in the extraction and sale of ore and brown coal. We anticipate revenue during the 2006 fiscal year will be lower in 2006 because we do not expect to sell ore or coal in 2006.

         Cost of Product Sold

         We realized cost of product sold of $74,205 during the twelve months ended December 31, 2005 and no cost of product sold during the comparable 2004 period. This increase in cost of product sold is the direct result of our acquisition of KKM and its active operations. As discussed above, during 2004 we engaged in no active mining operations. We anticipate cost of product sold during the twelve months ending December 31, 2006 will be lower than in 2005 because we do not expect to sell ore or coal in 2006.

         General and Administrative Expenses

         With the acquisition of KKM, our general and administrative expenses increased from $99,509 during 2004 to $1,018,633 during 2005. This significant increase is general and administrative expenses in 2005 is attributable to the significant increase in employees and employee-related costs, as well as, costs associated with having operations in both northeastern and northwestern Kazakhstan, including increased office rents and travel expenses. In the upcoming fiscal year we expect general and administrative expenses will continue to increase at about the same or a more accelerated rate as we continue our efforts to ramp up mining and processing operations.

         Accretion Expense

         We realized no accretion expense during the twelve months ended December 31, 2004. During the twelve months ended December 31, 2005 we realized accretion expenses of $60,632. This increase in accretion expense resulted from the accretion of the asset retirement obligations. We believe accretion expense will be approximately $85,000 during the twelve months ending December 31, 2006.

         Depreciation Expenses

         In 2005 we recognized $48,233 in depreciation expense. We recognized no depreciation expense in 2004. With the acquisition of KKM, we also acquired the assets of KKM, which includes equipment, buildings, machinery, etc. that we did not own in 2004. The increase in depreciation expense is directly attributable to the increase in our asset base as a result of our acquisition of KKM. We expect that depreciation expenses in 2006 will remain at levels more or less consistent with the expenses recognized during 2005.

         Total Expenses

         As a result of our acquisition of KKM our total expenses increased from $370,608 during fiscal 2004 to $1,956,711 during fiscal 2005. We expect our total expenses in 2006 will continue to increase as we ramp up our business.

         Loss from Operations

         During the twelve months ended December 31, 2005 we experienced a loss from operations of $1,808,162 compared to a loss of $370,608 during the twelve months ended December 31, 2004. This dramatic increase in loss from operations during 2005 is again the result of our acquisition of KKM and its active operations during the 2005 fiscal year, whereas in 2004 we engaged in very limited operations and incurred fewer expenses. We expect we will continue to generate losses from operations until such time as we engage in significant ore production.

         Net Loss

         For all of the foregoing reasons, during the twelve months ended December 31, 2005 we experienced a net loss of $2,091,399 compared to a net loss of $245,090 during the twelve months ended December 31, 2004. We anticipate we will continue to experience increasing net losses until we are able to engage in significant nickel and cobalt ore extraction, processing and sales. We do not expect to be engaged in significant ore extraction and processing prior to the 2008 fiscal year.

Liquidity and Capital Resources

         While we raised some funds through a private placement of our equity securities in 2004, our capital resources have consisted primarily of funds we have borrowed from related and non-related parties. We anticipate the need for substantial additional capital resources in the upcoming twelve months, which will likewise consist primarily of funds raised in financing activities and debt.

         During fiscal 2005 and 2004 cash was primarily used to fund operations. See below for additional discussion and analysis of cash flow.

                                                   Fiscal 2005      Fiscal 2004
                                                  -------------     -----------
Net cash used in operating activities             $(1,757,443)       $(184,374)
Net cash provided by/(used) in investing
  activities                                           14,206         (203,582)
Net cash provided by financing activities           1,821,031          395,860
                                                  ------------       ---------

NET INCREASE IN CASH                              $    85,176        $   4,190
                                                  ===========        =========

         In fiscal 2005 net cash used in operating activities was $1,757,443, compared to net cash used in operating activities of $184,374 in fiscal 2004. This increase in net cash used in operating activities is primarily the result of the acquisition of KMI and its operation subsidiary KKM.

         Cash provided by investing activities was $14,206 in fiscal 2005, by comparison, in fiscal 2004, we used $203,582 in investing activities. We realized net cash from investing activities because the cash we acquired in acquisitions during 2005, was only partially offset by purchases of property and equipment.

         Net cash provided by financing activities in fiscal 2005 was $1,821,031 compared to net cash provided by financing activities of $395,860 in fiscal 2004. We realized a significant increase in net cash provided by financing activities because proceeds from notes payable to related and non-related parties and proceeds from accrued liabilities to related parties and from the issuance of stock were only partially offset by payments on notes payable.

Plan of Operations

         We have developed a plan of operations that should allow it to begin production in 2007, assuming adequate funding can be obtained. To fund operations during 2006, we estimate we will need approximately $20,000,000. We plan to seek this funding through private equity investments. If we are successful in raising $20,000,000 we intend to allocate the funds as follows.

Operations

         Drilling

         We will allocate approximately $3,000,000 to drilling and exploration. This includes drilling of approximately 25,000 meters of the left and right banks of the Gornostai deposit. Estimated drilling costs include both direct and indirect drilling costs, including geologist fees and costs for site supervisors, geological data processors, core sample takers, topographers, site procurement specialists, etc.

         Core Analysis

         We anticipate spending approximately $250,000 for core analysis during the next twelve months.

Design and Engineering

         Assuming we have available funds, over the next twelve months we plan to spend approximately $3,500,000 for pre-feasibility and feasibility studies and to develop a commercial processing plant design for ore processing at the Kempirsai deposit. We will also perform an independent resource and reserves estimate and valuation.

         Independent Resource and Reserve Estimate

         We will allocate $1,000,000 to hire an independent mining consulting firm to provide us with a resource and reserve reclassification and estimate for the Gornostai deposit and the Kempirsai deposits.

         Feasibility Study

         We anticipate spending approximately $1,000,000 for the preparation of pre-feasibility and feasibility studies. This is a minimum amount based on market rates in the Commonwealth of Independent States of the former Soviet Union. However, the price may increase if we retain an independent western consulting firm.

         Detailed Design

         Detailed design costs of $1,500,000 represent the prospective costs of detailed engineering and design contract for construction of a commercial processing plant on the territory of Kempirsai deposit. This includes flowsheet design and its pilot testing. This is a rough estimate, which will be subject to future revision following completion of feasibility studies.

Professional Fees

         We expect to incur approximately $300,000 in expenses to our financial auditors and securities attorneys during the next twelve months.

Administrative Expenses

         We plan to allocate approximately $1,000,000 for administrative expenses during the next twelve months, which include expenses of maintaining offices in the United States and Kazakhstan, for salaries and taxes.

Loan Repayment

         We will allocate approximately $9,000,000 to retire loans provided to us by local banks and shareholders to finance operation and construction of the pilot plant.

Working Capital

         We plan to allocate $1,500,000 for working capital for the next twelve months. This will be used to finance our operations at the Kempirsai and Gornostai deposits.

         In the event we are unable to raise $20,000,000, priority will be given to drilling and design and engineering expenses, with funds being allocated as management determines in its business judgment to be in the best interest of the Company.

Summary of Material Contractual Commitments

         The following table lists our significant commitments as of December 31, 2005:

                                                           Payments Due by Fiscal Year
                                   ---------------------------------------------------------------------------
                                                      Less than         1-3           3-5
Contractual Commitments                  Total          1 year          years         years        Thereafter
--------------------------------------------------------------------------------------------------------------
Notes Payable                       $  5,253,999      3,660,230        983,769        610,000         -0-
Notes  Payable - Related Party      $  4,075,012            -0-      1,787,012      2,288,000         -0-
Due to the Government of the
  Republic of Kazakhstan(1)         $    831,580            -0-        831,580            -0-         -0-
Operating Leases                    $    103,160         96,660          6,500            -0-         -0-
--------------------------------------------------------------------------------------------------------------
         Total                      $ 10,263,751     $3,756,890     $3,602,361     $2,898,000         -0-
==============================================================================================================

(1) In connection with our acquisition of the exploration contract covering the Gornostai deposit, we are required to repay the Republic of Kazakhstan for historical costs incurred by it in undertaking geological and geophysical studies and infrastructure improvements. The repayment terms of this obligation will not be determined until such time as we apply for and are granted a contract to engage in commercial production by the Republic of Kazakhstan. Under our current contract once we determine the property contains commercially producible reserves, if we wish to commence commercial production, we must apply for such right prior to the expiration of our exploration and development rights in February 2026. We anticipate that we will apply for a commercial production contract within the next 1-3 years. Of course, there is no guarantee when or if we will discover commercially producible reserves within the Gornostai deposit. Should we decide not to pursue a commercial production contract, we can relinquish the Gornostai deposit to the Republic of Kazakhstan in satisfaction of this obligation.

         We are required, under our licenses to submit a proposed annual work program to the MEMR for approval. Failure to meet the minimum work program requirements could cause us to lose our licenses. More information relative to this requirement is included in Item 1. Description of Business and Properties in the section "Working Programs of our Subsidiaries."

Off-Balance Sheet Financing Arrangements

         As of December 31, 2005 and 2004 we had no off-balance sheet financing arrangements.

Critical Accounting Policies

         The preparation of financial statements in accordance with accounting standards generally accepted in the United States requires management to make estimates and assumptions that affect both the recorded values of assets and liabilities at the date of the financial statements and the revenues recognized and expenses incurred during the reporting period. Our estimates and assumptions affect our recognition of deferred expenses, bad debts, income taxes, the carrying value of our long-lived assets and our provision for certain contingencies. We evaluate the reasonableness of these estimates and assumptions continually based on a combination of historical information and other information that comes to our attention that may vary our outlook for the future. Actual results may differ from these estimates under different assumptions.

         We suggest that our Summary of Significant Accounting Policies, as described in Note 1 of Notes to Consolidated Financial Statements, be read in conjunction with this Management's Discussion and Analysis of Financial Condition and Results of Operations. We believe the critical accounting policies that most impact our consolidated financial statements are described below.

         Use of Estimates - The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates. The more significant areas requiring the use of management estimates and assumptions relate to mineral reserves that are the basis for future cash flow estimates and units-of-production depreciation, depletion and amortization calculations; environmental, reclamation and closure obligations; asset impairments; write-down of inventory to net realizable value; valuation allowances for deferred tax assets; reserves for contingencies and litigation; and the fair value and accounting treatment of financial instruments. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ significantly from these estimates under different assumptions or conditions.

         Currency Translation - The consolidated financial statements are presented in U.S. dollars. The functional currency of the Company's subsidiaries operating in Kazakhstan is U.S. dollars for Kaznickel and Kazakh tenge for KKM. Results of operations are translated into U.S. dollars at the average exchange rates during the reporting period. Non-monetary assets and liabilities of Kaznickel are translated into U.S. dollars, using historical exchange rates and monetary assets and liabilities are translated into U.S. dollars using exchange rates on the date of the financial statements. Translation differences are included in results of operations. All balance sheet accounts of KKM are translated at exchange rates on the date of the financial statements and translation differences are included in stockholders' equity as cumulative translation adjustments.

         Revenue Recognition - For its operating mine, revenues currently arise from the limited sale of ore and Mamyt brown coal. Revenue is recorded when persuasive evidence of an arrangement exists, title to product transfers to the customer, and collectibility is reasonably assured. Produced, but unsold minerals or ore are recorded as inventory until sold.

         Trade Receivables -- In the normal course of business, the company extends credit to its customers on a short-term basis. The principal customers are local companies and government agencies. Although credit risks associated with these customers are considered minimal, the company routinely reviews its accounts receivable balances and makes provisions for doubtful accounts.

         Related Party Receivables - Related party receivables consists of short-term advances to employees. No allowance has been provided due to the historic short-term nature and recoverability of such advances.

         Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of -- Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount that the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. At December 31, 2005, we reviewed our long-lived assets as disclosed above and determined no impairment was necessary.

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

         Depreciation, Depletion and Amortization - Expenditures for new facilities or equipment and expenditures that extend the useful lives of existing facilities or equipment are capitalized and depreciated using the straight-line method at rates sufficient to depreciate such costs over the estimated future lives of such facilities or equipment. These lives do not exceed the estimated mine life based on proven and probable reserves as the useful lives of these assets are considered to be limited to the life of the relevant mine.

         Costs incurred to develop new properties are capitalized as incurred, where it has been determined that the property can be economically developed based on the existence of proven and probable reserves. At our surface mines, these costs include costs to further delineate the ore body and remove overburden to initially expose the ore body. All such costs are amortized using the units-of-production ("UOP") method over the estimated life of the ore body based on recoverable minerals to be mined from proven and probable reserves.

         Major development costs incurred after the commencement of production are amortized using the UOP method based on estimated recoverable minerals to be mined from proven and probable reserves. Depending upon whether the development is expected to benefit the entire remaining ore body, or specific ore blocks or areas only, the UOP basis is either the life of the entire ore body, or the life of the specific ore block or area.

         The calculation of the UOP rate of amortization, and therefore the annual amortization charge to operations, could be materially impacted to the extent that actual production in the future is different from current forecasts of production based on proven and probable reserves. This would generally occur to the extent that there were significant changes in any of the factors or assumptions used in determining reserves. These factors could include: (i) an expansion of proven and probable reserves through exploration activities; (ii) differences between estimated and actual cash costs of mining, due to differences in grade, mineral recovery rates and foreign currency exchange rates; and (iii) differences between actual commodity prices and commodity price assumptions used in the estimation of reserves. Such changes in reserves could similarly impact the useful lives of assets depreciated on a straight-line basis, where those lives are limited to the life of the mine, which in turn is limited to the life of the proven and probable reserves.

         The expected useful lives used in depreciation, depletion and amortization calculations are determined based on applicable facts and circumstances, as described above. Significant judgment is involved in the determination of useful lives, and no assurance can be given that actual useful lives will not differ significantly from the useful lives assumed for purpose of depreciation, depletion and amortization calculations.

         Stripping Costs - In general, mining costs are allocated to production costs, stockpiles, and inventories, and are charged to costs applicable to sales when minerals are sold. However, the mining industry, generally, defers and amortizes certain mining costs on a units-of-production basis over the life of the mine. These mining costs, which are commonly referred to as "deferred stripping" costs, are incurred in mining activities that are normally associated with the removal of waste rock. The deferred stripping accounting method is generally accepted in the mining industry where mining operations have diverse grades and waste-to-ore ratios; however, industry practice does vary. Deferred stripping matches the costs of production with the sale of minerals, where this procedure is employed, by assigning each quantity of mineral with an equivalent amount of waste removal cost. When stripping costs are expensed as incurred, there might be greater volatility in a company's period-to-period results of operations. We did not acquire any deferred stripping costs in the acquisition of KKM.

         In March 2005, the FASB ratified Emerging Issues Task Force Issue No. 04-6, "Accounting for Stripping Costs Incurred during Production in the Mining Industry," (EITF 04-6) which addresses the accounting for stripping costs incurred during the production phase of a mine and refers to these costs as variable production costs that should be included as a component of inventory to be recognized in costs applicable to sales in the same period as the revenue from the sale of inventory. As a result, capitalization of stripping costs is appropriate only to the extent product inventory exists at the end of a reporting period and the carrying value is less than the net realizable value. We will adopt the provisions of EITF 04-6 on January 1, 2006. We have had very limited production activity in the recent period, so the full effect of this adoption will be felt as production increases in the future periods.

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

         Exploration costs incurred on mineral interests, other than acquisition costs, prior to the establishment of proven and probable reserves are charged to operations as incurred. Development costs incurred on mineral interests with proven and probable reserves will be capitalized as mineral properties. We regularly perform evaluations of our investment in mineral interests to assess the recoverability and / or the residual value of its investments in these assets. All mineral interests and mineral properties are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable, utilizing established guidelines based upon undiscounted future net cash flows from the asset or upon the determination that certain exploration properties do not have sufficient potential for economic mineralization.

         Our estimates of mineral prices, recoverable probable reserves, and operating, capital and reclamation costs, when available, are subject to certain risks and uncertainties, which may affect the recoverability of mineral property costs. Although we have made our best estimate of these factors, it is possible that changes could occur in the near term, which could adversely affect the future net cash flows to be generated from the properties.

Recently Issued Accounting Pronouncements

         Inventory Costs - In November 2004, the FASB issued SFAS No. 151, Inventory Costs, which is an amendment of ARB No. 43. SFAS No. 151 requires idle facility expenses, freight, handling costs and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that allocation of fixed production facilities. SFAS No. 151 will be effective for us beginning January 1, 2006 and resulting adjustments will be made on prospective basis. The Company does not anticipate that the adoption of this standard will have a significant impact on our business, results of operations or financial position.

         Share Based Payment - In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, which is a revision to SFAS No. 123. SFAS No. 123R established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. Primarily, SFAS No. 123R focuses on accounting for transactions in which an entity obtains employee services in share-based payment transactions. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments.

         SFAS No. 123R requires us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service.

         In accordance with the Securities and Exchange Commission's Staff Accounting Bulleting 107, SFAS No. 123R is effective as of the beginning of the annual reporting period that begins after December 15, 2005. Under these guidelines, the company will adopt SFAS 123R as of January 1, 2006. We do not expect that the adoption of this standard will have a material impact on our future results of operations.

         Accounting Changes and Error Corrections - In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which is a replacement of APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting for and reporting a change in an accounting principle. Previously, most voluntary changes in accounting principle required recognition of a cumulative effect adjustment in the results of operations of the period of change. SFAS No. 154 requires retrospective application to prior periods unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in years beginning after December 15, 2005; however, it does not change the transition provisions of any existing accounting pronouncements, such as SFAS No. 123R. We do not believe the adoption of SFAS No. 154 will have a material effect on our business, results of operations, or financial position.

Item 7. Financial Statements

         See Consolidated Financial Statements listed in the accompanying index to the Consolidated Financial Statements on Page F-1 herein.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         We have made no changes in and had no disagreements with our independent registered accounting firm on accounting and financial disclosure during the 2005 fiscal year.

Item 8A. Controls and Procedures

         Our principal executive officers and our principal financial officer (the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Such officers have concluded (based upon their evaluations of these controls and procedures as of the end of the period covered by this report) that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this report is accumulated and communicated to management, including the Certifying Officers as appropriate, to allow timely decisions regarding required disclosure.

         Our Certifying Officers have also indicated that there were no significant changes in our internal controls over financial reporting or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no significant deficiencies or material weaknesses.

         Management, including the Certifying Officers, does not expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Item 8B. Other Information

         None.


                                    PART III

Item 9. Directors and Executive Officers, Promoters, and Control Persons; Compliance With Section 16(A) of the Exchange Act

         The following table sets forth our directors, executive officers, promoters and control persons, their ages, and all offices and positions held. Directors are elected for a period of one year and thereafter serve until their successor is duly elected by the stockholders and qualified. Officers and other employees serve at the will of the Board of Directors.

 Name of Director or                    Positions with
 Executive Officer           Age        the Company             Director Since
------------------------ ----------  -------------------------  ----------------

Marat Cherdabayev            31      Chief Executive Officer,   November 2004
                                     President and Director
James Gunnell                51      Secretary and Director     June 2004
Dossan Kassymkhanuly         38      Director                   August 2005
Yermek Kudabayev             36      Chief Financial Officer

         The above individuals will serve as the Company's officers and/or directors. A brief description of their positions, proposed duties and their background and business experience follows:

         Marat Cherdabayev. From July 2002 to July 2005, Mr. Cherdabayev served as a director of Caspian Services Group, Inc., ("CSI") a U.S. reporting issuer, and former parent company of Bekem Metals, Inc. Prior to joining CSI, Mr. Cherdabayev worked for Caspian Services Group Limited ("CSGL") in Almaty, Kazakhstan. CSGL is a wholly-owned subsidiary of CSI. Mr. Cherdabayev was a Business Development Manager for CSGL, and was responsible for developing a marketing plan for CSGL's services. Prior to his employment with CSGL, Mr. Cherdabayev worked for the Department of Project Finance at OJSC Kazakhtelecom in Almaty, Kazakhstan. Mr. Cherdabayev served as the Head of Project Planning and Monitoring, with responsibility for analyzing the financial feasibility of investment projects. He began working for OJSC Kazakhtelecom in January 2001. From October 2000 to January 2001, Mr. Cherdabayev served as the Advisor to the President of TNS Plus, a private telecommunications company in Almaty, Kazakhstan. In that capacity, he developed and advised the president on marketing strategies, marketing analysis and optimization issues. From January 1999 to June 1999, Mr. Cherdabayev was a Mutual Fund Accountant for State Street Corporation, in Boston, Massachusetts. His primary duties included producing and verifying daily financial statements, monitoring general ledger activity and pricing and reconciling five mutual funds on a daily basis. From January 1998 to June 1998, Mr. Cherdabayev was a Financial Reporting Assistant at Boston Edison in Boston Massachusetts. Mr. Cherdabayev graduated with a Bachelor of Science in Business Administration from Northeastern University in June 2000. Mr. Cherdabayev is not a director of any other SEC reporting company.

         James F. Gunnell. Mr. Gunnell graduated from Brigham Young University in 1976 with a Bachelor of Science degree in Zoology. Mr. Gunnell brings over 18 years of sales and management experience to the Company. Since 1991, Mr. Gunnell has been employed as a Sales Manager with National Electrical Carbon Corporation, a manufacturer of specialty graphite materials. Mr. Gunnell has been responsible for growing and managing an independent distributor network, for developing several new product markets and has significantly increased product sales in the areas he has managed. Mr. Gunnell is not a director of any other SEC reporting company.

         Dossan Kassymkhanuly. Mr. Kassymkhanuly has been the director of the representative office of Kaznickel LLP in Astana, Kazakhstan since March 2004. As the director, Mr. Kassymkhanuly has been primarily responsible for negotiations with various government entities and committees on behalf of Kaznickel. Prior to joining Kaznickel, Mr. Kassymkhanuly worked for Irtysh-Aimak Ltd., in Ust-Kamenogorsk, Kazakhstan, a coal mining company. While with Irtysh-Aimak, Mr. Kassymkhanuly served as the director of the representative office of Irtysh-Aimak in Eastern Kazakhstan where he was responsible for coal sales in Eastern Kazakhstan. Prior to joining Irtysh-Aimak, Mr. Kassymkhanuly worked for several employers in mineral marketing and sales and has extensive experience in this area. Mr. Kassymkhanuly is not a director of any other SEC reporting company.

         Yermek Kudabayev. Mr. Kudabayev earned a Bachelors degree in Engineer-Economics from the Moscow Institute of Steel and Alloys in 1993. He earned an MBA degree from the Kazakhstan Institute of Management, Economics and Strategic Research in 1996. Mr. Kudabayev has been a member of the Association of Chartered Certified Accountants, an international accountancy body, since 2004. He was issued a Certified Accounting Practitioner Certificate from the International Counsel of Certified Accountants and Auditors in 2002. He has been a Kazakhstani Certified Accountant since 1998 and a Certified Kazakhstani Auditor since 2000. Prior to joining the Company, Mr. Kudabayev served as the Finance Director for Kazkhoil Aktobe LLP from 2003 to April 2006. As the Finance Director, Mr. Kudabayev was responsible for budgeting, planning, cash flow forecasting and management, strategic research accounting, taxation and reporting. From 2002 to 2003, Mr. Kudabayev served as the Director of the Astana, Kazakhstan office of Ernst & Young, where he was responsible for auditing and coordination of projects in the Astana, Karaganda and Pavlodar regions of Kazakhstan. From 1997 to 2002 Mr. Kudabayev worked for Arthur Andersen as a Senior Auditor and as a Manager. Mr. Kudabayev is not a director of any SEC reporting company.

         Mr. Cherdabayev and Mr. Kassymkhanuly are brothers-in-law.

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

         Based solely on a review of Forms 3, 4 and 5 and amendments thereto furnished to the Company during its most recent fiscal year, it appears that Mr. Gunnell and Mr. Kassymkhanuly failed to timely file Form 3s at the time they became directors.

Code of Ethics

         Our Board of Directors has adopted a code of ethics that applies to all of our officers and employees, including our principal executive officer, principal financial officer, principal accounting officer and controller. Our website can be found at www.bekemmetals.com. The code of ethics is posted on our website.

Item 10. Executive Compensation

         The following chart sets forth the compensation paid to each of our Executive Officers and Directors during the last three fiscal years:

                                             SUMMARY COMPENSATION TABLE

                                                                            Long Term Compensation
                                                                    ------------------------------------
                                          Annual Compensation                 Awards            Payouts
                                   -------------------------------- -------------------------- ---------
                                                            Other     Restricted   Securities              All Other
                                                           Annual        Stock     Underlying   LTIP        Compen-
    Name and                 Year    Salary      Bonus     Compen-       Awards     Options/   Payouts       sation
 Principal Position         Ended      ($)        ($)      sation($)        ($)       SARs (#)    ($)          ($)
------------------------- --------- ---------  ---------  ----------- -----------  ----------- -------     ----------
Marat Cherdabayev(1)      12/31/05  $160,000       -0-         -0-          -0-          -0-     -0-           -0-
President, CEO
And Director
------------------------- --------- ---------  ---------  ----------- -----------  ----------- -------     ----------
Terrence Chatwin (2)      12/31/05       -0-       -0-         -0-          -0-          -0-     -0-           -0-
Former President,         12/31/04       -0-       -0-         -0-          -0-          -0-     -0-           -0-
CEO and Director
------------------------- --------- ---------  ---------  ----------- -----------  ----------- -------     ----------
Timur Kunayev(3)          12/31/04       -0-       -0-         -0-          -0-          -0-     -0-           -0-
Former CEO
------------------------- --------- ---------  ---------  ----------- -----------  ----------- -------     ----------
Louis Naegle(4)           12/31/04       -0-       -0-         -0-          -0-          -0-     -0-           -0-
Former CEO                12/31/03       -0-       -0-         -0-          -0-          -0-     -0-           -0-
CEO and Director          12/31/02       -0-       -0-         -0-          -0-          -0-     -0-           -0-
------------------------- --------- ---------  ---------  ----------- -----------  ----------- -------     ----------

(1) Mr. Cherdabayev has served as president and chief executive officer since May 2005.
(2) Dr. Chatwin served as president and chief executive officer of the Company from November 2004 to May 2005.
(3) Mr. Kunayev served as the chief executive officer the Company from April 2004 to November 2004.
(4) Mr. Naegle served as the chief executive officer of the Company from inception to April 2004.

         No compensation has been paid directly or accrued to any of our directors. We currently have no policy for compensating our directors for attendance at Board of Directors meetings or for other services as directors.

         Compensation of officers and directors is determined by our Board of Directors and is not subject to shareholder approval. We do not have employment agreements with any of our officers or directors.

         In the past three years no executive officer has received any amounts in connection with his resignation, retirement, or other termination. No executive officer received any amounts in the last three years in connection with a change in control of the Company or a change in the executive officer's responsibilities after a change in control.

         We have no retirement, pension, or benefit plan at the present time, however, the Board of Directors may adopt plans as it deems reasonable under the circumstances.

Item 11. Security Ownership of Certain Beneficial Owners and Management

         The term "beneficial owner" refers to both the power of investment and the right to buy and sell shares of the Company. It also refers to rights of ownership or the right to receive distributions from the Company and proceeds from the sale of our shares. Since these rights may be held or shared by more than one person, each person who has a beneficial ownership interest in shares is deemed to be the beneficial owner of the same shares because there is shared power of investment or shared rights of ownership.

         The following table sets forth as of April 7, 2006, the name and the number of shares of our Common Stock, par value of $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Registrant to own beneficially, more than 5% of the 100,088,888 issued and outstanding shares of our Common Stock, and the name and shareholdings of each director and of all officers and directors as group.

Type of                                           Amount & Nature of          % of
Security Name and Address                        Beneficial Ownership         Class
-------------------------                        --------------------         -----
Common   Bekem Metals, Inc.,                            24,031,880              24%
         Voting Trust
         dated April 14, 2006(1)
         170 Tchaikovsky Street
         4th Floor
         Almaty, Kazakhstan 050000

Common   Brisa Equities Corporation(2)                  21,000,000              21%
         1020 East 900 South
         Bountiful, Utah 84010

Common   Central Asian Metals, Inc.(3)                  15,504,408              15%
         P.O. Box 5251
         CH 6901
         Lugano, Switzerland

Common   Marat Cherdabayev(1)                           24,031,880              24%
         170 Tchaikovsky Street
         4th Floor
         Almaty, Kazakhstan 050000

Common   Comodidad y Fantasia en Tierras, S.A.(2)        5,097,960               5%
         APDO 947-2400
         4th Floor
         Almaty, Kazakhstan 050000


Common   EMRJD Creaciones de Puntarenas, S.A.(1)         5,097,960               5%
         Jaco Centro, Garabito
         Bajos de la Fiscalia de Garabito
         Puntarenas, Costa Rica

Common   Envases y Formas Naturales(1)                   5,097,960               5%
         para la Venta, S.A.
         Barrio Santa Marta, de bomba Unica Tica
         200 Oeste y 25 Sur
         Calle Fallas, Desamparados
         San Jose, Costa Rica

Common   James Gunnell(4)                                      250               *
         875 Donner Way, Unit 705
         Salt Lake City, Utah 84108

Common   Hsuih Chi Hun(2)                               36,306,120              36%
         1/F., Chap Biu Building
         Tai Po Market, 15 On Fu Road
         New Territories, Hong Kong, S.A.R.
         China

Common   Inversiones Tentadoras para Habitar, S.A.(1)    5,097,960               5%
         Desamparados, Calle Fallas
         De Tala Bar,
         25 Norte Casa de alto a mano derecha
         San Jose, Costa Rica

Common   Dossan Kassymkhanuly(4)                               -0-               *
         97 Abay Street, Suite 521
         7th Floor
         Semipalatinsk, Kazakhstan 071400

Common   Yermek Kudabayev(4)                                   -0-               *
         170 Tchaikovsky Street
         4th Floor
         Almaty, Kazakhstan 050000

Common   Landsgate Marketing Limited(2)                  5,110,200               5%
         2100 South 1752 East
         Salt Lake City, Utah 84106


Common   Las Tierras del Deleite, S.A.(2)                5,097,960               5%
         Desamparados El Cruce
         San Jose, Costa Rica
---------------------------------------------------------------------------------------
Officers, Directors and Nominees                        24,032,130              24%
  as a Group: (4 persons)
---------------------------------------------------------------------------------------

*  Less than 1%.

(1) Mr. Marat Cherdabayev owns no shares in his own name. He is the trustee of the Bekem Metals, Inc., Voting Trust dated April 14, 2006 and as such, he maintains voting and investment control over these shares and therefore may be deemed to be the beneficial owner of the shares held by the Voting Trust.
(2) Mr. Hsuih Chi Hun owns no shares in his own name. However, he maintains voting and investment control over the shares held of record by Brisa Equities, Inc., Landsgate Marketing Limited, Comodidad y Fantasia en Tierra, S.A. and Las Tierras del Deleite, S.A., and therefore may be deemed to be the beneficial owner of the shares held by these entities.
(3) Brilliance Investments Ltd., as trustee, maintains the voting and investment control over the shares held of record by Central Asian Metals, Inc., and therefore, may be deemed to be the beneficial owner of the shares held by that entity.
(4) Mr. Cherdabayev and Mr. Kudabayev are executive officers of the Company. Mr. Cherdabayev, Mr. Gunnell and Mr. Kassymkhanuly are directors of the Company.

Change in Control

         To the knowledge of the management, there are no present arrangements or pledges of our securities that may result in a change in control of the Company.

Item 12. Certain Relationships and Related Transactions

         Prior to the acquisition of KMI, we had 38,888,888 common shares outstanding. In connection with our acquisition of KMI, we issued 61,200,000 shares of our common stock. This transaction, however, did not result in a change in control of the Company because the Company and KMI shared a common control shareholder, Hsuih Chi Hun. Prior to the transaction, Hsuih Chi Hun maintained investment and voting control over 54% of our outstanding common shares and 50% of the outstanding common shares of KMI. Following the transaction, Hsuih Chi Hun maintained investment and voting control over 51.5% of our post-acquisition outstanding common shares.

         On December 2, 2004 we borrowed $92,308 from CJSC Kazmorgeophysica, a Kazakh company related by virtue of several common shareholders. The short-term loan is denominated in Kazakh Tenge, interest free and was due on its original terms by December 31, 2004. During the year ending December 31, 2005 we borrowed an additional $99,798 from CJSC Kazmorgeophysica, as a Kazakh Tenge denominated, interest-free, due on demand note. In addition, during the year ended December

31, 2005, we repaid Kazmorgeophysica the $192,106 note from proceeds from a third-party lender. In addition, we received short-term advances, payable on demand in the amount of $37,298 from a shareholder.

         During May and June of 2005 we borrowed $77,000 from a shareholder to fund the U.S. administrative operations. The loans are unsecured and carry an annual interest rate equal to the LIBOR rate plus two percent; interest and principal payments are due at maturity, three years after origination.


                                     PART IV

Item 13. Exhibits

         Exhibits. The following exhibits are included as part of this report:

                  Exhibit 9.1 Bekem Metals, Inc., Voting Trust Agreement dated April 14, 2006
                  Exhibit 21.1      List of Subsidiaries
                  Exhibit 31.1 Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
                  Exhibit 31.2 Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
                  Exhibit 32.1 Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
                  Exhibit 32.2 Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 14. Principal Accountant Fees and Services

         Hansen, Barnett and Maxwell served as the Company's independent registered public accounting firm for the years ended December 31, 2005 and 2004 and is expected to serve in that capacity for the current year. Principal accounting fees for professional services rendered for us by Hansen, Barnett & Maxwell for the years ended December 31, 2005 and 2004, are summarized as follows:

                                                     2005               2004
--------------------------------------------------------------------------------

  Audit                                              $77,800          $49,200
  Audit related                                                             -
  Tax                                                $ 2,000          $ 1,000
  All other                                                                 -
--------------------------------------------------------------------------------
  Total                                              $79,800          $50,200
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

         Board of Directors Pre-Approval Policies and Procedures. At its regularly scheduled and special meetings, the Board of Directors, in lieu of an established audit committee, considers and pre-approves any audit and non-audit services to be performed by our independent registered public accounting firm. The Board of Directors has the authority to grant pre-approvals of non-audit services.


                                   SIGNATURES

         In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf, thereunto duly authorized.

                                             BEKEM METALS, INC.



Date: April 17, 2006                           /s/ Marat Cherdabayev
                                             -----------------------------------
                                             Marat Cherdabayev, Chief Executive
                                             Officer and Director



Date: April 17, 2006                          /s/ Yermek Kudabayev
                                             -----------------------------------
                                             Yermek Kudabayev, Chief Financial
                                             Officer



Date: April 17, 2006                          /s/ James Gunnell
                                             -----------------------------------
                                             James Gunnell, Director



Date: April 17, 2006                          /s/ Dossan Kassymkhanuly
                                             -----------------------------------
                                             Dossan Kassymkhanuly, Director

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



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and the Shareholders
Bekem Metals, Inc.


We have audited the accompanying consolidated balance sheets of Bekem Metals, Inc. and Subsidiaries as of December 31, 2005 and 2004, and the related statements of operations, shareholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bekem Metals, Inc. and Subsidiaries as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.


                                             HANSEN, BARNETT & MAXWELL


Salt Lake City, Utah
April 13, 2006

                                      BEKEM METALS, INC. AND SUBSIDIARIES
                                          CONSOLIDATED BALANCE SHEETS



December 31,                                                                           2005               2004
-------------------------------------------------------------------------------------------------------------------
ASSETS

Current Assets
Cash                                                                               $     89,366       $      4,190
Trade accounts receivable                                                                18,657                  -
Prepaid expenses and other current assets                                                     -             21,337
Related party receivables                                                                42,393                  -
Inventories                                                                             337,030                  -
VAT Recoverable                                                                          61,936                  -
-------------------------------------------------------------------------------------------------------------------
Total Current Assets                                                                    549,382             25,527
-------------------------------------------------------------------------------------------------------------------

Long-term deferred expenses                                                              37,606             15,117
Property, plant and equipment (net of accumulated
  depreciation of $49,645 and $1,412)                                                 3,061,290             45,044
Other assets                                                                              1,635                  -
Mineral property rights - net                                                         7,877,078            732,007
-------------------------------------------------------------------------------------------------------------------
Total Assets                                                                       $ 11,526,991       $    817,695
===================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable                                                                   $    424,306       $     85,384
Accrued expenses                                                                        276,291             26,959
Due to related party                                                                      5,518             92,308
Current portion of long-term notes payable                                            3,660,230                  -
-------------------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                             4,366,345            204,651

Deferred tax liabilities                                                              3,192,430                  -
Long-term notes payable, net of discount                                                797,178                  -
Long-term notes payable - related parties                                             4,075,012                  -
Asset Retirement Obligation                                                             833,840            675,460
-------------------------------------------------------------------------------------------------------------------
Total Liabilities                                                                    13,264,805            880,111
-------------------------------------------------------------------------------------------------------------------

Shareholders' Equity (Deficit)
Preferred stock; $0.001 par value, 20,000,000 shares
  authorized, no shares outstanding                                                           -                  -
Common stock; $0.001 par value, 150,000,000 shares
  authorized, 100,088,888  and 21,000,000 shares outstanding                            100,089             21,000
Additional paid-in capital                                                              515,879            161,674
Accumulated deficit                                                                  (2,336,489)          (245,090)
Cumulative translation adjustment                                                       (17,293)                 -
-------------------------------------------------------------------------------------------------------------------
Total Shareholders' Equity (Deficit)                                                 (1,737,814)           (62,416)
-------------------------------------------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity (Deficit)                               $ 11,526,991       $    817,695
===================================================================================================================


                 The accompanying notes are an integral part of these financial statements.

                                                      F-2

                               BEKEM METALS, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF OPERATIONS



For the Year Ended December 31,                           2005                    2004
-------------------------------------------------------------------------------------------
Revenue                                              $    148,549             $          -
-------------------------------------------------------------------------------------------

Operational Expenses
Cost of product sold                                       74,205                        -
General and administrative expenses                     1,018,633                   99,509
Research and development costs                            131,562                        -
Exploratory costs                                         623,446                  271,099
Accretion expense                                          60,632                        -
Depreciation expense                                       48,233                        -
-------------------------------------------------------------------------------------------

Total Expenses                                          1,956,711                  370,608
-------------------------------------------------------------------------------------------

Loss From Operations                                   (1,808,162)                (370,608)

Other Income (Expense)
Other income                                               16,790                        -
Interest expense                                         (293,451)                       -
Translation adjustment                                     38,190                        -
Exchange rate gain (loss)                                 (64,192)                   3,736
-------------------------------------------------------------------------------------------

Net Other Income (Expense)                               (302,663)                   3,736
-------------------------------------------------------------------------------------------

Net Loss Before Minority Interest                      (2,110,825)                (366,872)

Loss in minority interest                                 (19,426)                (121,782)
-------------------------------------------------------------------------------------------

Net Loss                                             $ (2,091,399)            $   (245,090)
===========================================================================================

        The accompanying notes are an integral part of these financial statements.

                                              F-3

                                        BEKEM METALS, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                               FOR THE PERIOD FROM MARCH 5, 2004 (DATE OF INCEPTION)
                                             THROUGH DECEMBER 31, 2005


                                              Common Stock             Additional      Cumulative                       Total
                                         --------------------------     Paid-in        Translation    Accumulated    Shareholders'
                                             Shares          Amount     Capital         Adjustment       Deficit    Equity (Deficit)
------------------------------------------------------------------------------------------------------------------------------------
Balance - March 5, 2004
 (Date of inception of Condesa S.A.)                      $       -    $       -       $       -     $          -    $          -
Shares issued for cash, August 12, 2004      8,400,000        8,400      174,274               -                -         182,674
Shares exchanged for 60% interest
 in Kaznickel, November 19, 2004,
 $0.02 per share                            12,600,000       12,600      (12,600)              -                -               -
Net loss for period                                               -            -               -         (245,090)       (245,090)
----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2004                  21,000,000       21,000      161,674               -         (245,090)        (62,416)

Net loss for period                                                                                    (2,091,399)     (2,091,399)
Cumulative translation adjustment                                                        (17,293)                         (17,293)
                                                                                                                     =============
Comprehensive Loss                                                                                                    (2,171,108)
                                                                                                                     -------------

Minority interest shares issued in
 acquisition of EMPS Research
 Corporation, January 24, 2005                       -            -      (11,706)              -                -         (11,706)
Shares issued for cash, August 8, 2005      61,200,000       61,200       38,800               -                -         100,000
Shares issued for the acquisition of
 the minority interests of Bekem Metals,
 Inc., October 24, 2005                     17,888,888       17,889      327,111               -                -         345,000
----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2005                 100,088,888    $ 100,089    $ 515,879       $ (17,293)    $ (2,336,489)   $ (1,737,814)
==================================================================================================================================


                 The accompanying notes are an integral part of these financial statements.

                                                      F-4

                                       BEKEM METALS, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS



For the Year Ended December 31,                                                2005               2004
-------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
Net loss                                                                     $ (2,091,399)      $   (366,872)
Adjustments to reconcile net loss to
  net cash provided by operating activities:
    Depreciation and amortization                                                  48,233              1,398
    Accretion expense on asset retirement obligations                              60,632             16,069
    Interest expense from debt discount                                           107,261                  -
    Issuance of common stock for modification
      and exercise of warrants                                                     19,426                  -
    Loss recognized on minority shareholders' interests                           (19,426)                 -
    Foreign currency exchange gain                                                (64,192)             3,736
    Purchased exploration costs                                                   251,286                  -
    Change in operating assets and liabilities:
      Accounts receivable                                                          (8,015)                 -
      Inventories                                                                 (67,062)                 -
      Prepaid expenses and other current assets                                    30,181             79,838
      Accounts payable and accrued liabilities                                    (24,368)            81,457
-------------------------------------------------------------------------------------------------------------
Net Cash From Operating Activities                                             (1,757,443)          (184,374)
-------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
Purchase of property and equipment                                                (16,100)           (24,641)
Cash acquired in acquisitions                                                      26,761           (178,941)
Increase in related party payables                                                  3,545                  -
-------------------------------------------------------------------------------------------------------------
Net Cash From Investing Activities                                                 14,206           (203,582)
-------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
Proceeds from notes payable                                                    12,618,779             91,404
Payments on notes payable                                                     (14,874,760)                 -
Proceeds from notes payable related parties                                     4,075,012                  -
Proceeds from accrued liabilities to related parties                                2,000                  -
Proceeds from issuance of common stock                                                  -            304,456
-------------------------------------------------------------------------------------------------------------
Net Cash From Financing Activities                                              1,821,031            395,860
-------------------------------------------------------------------------------------------------------------
Effect of Exchange Rate Changes on Cash                                             7,382             (3,714)
-------------------------------------------------------------------------------------------------------------
Net Increase in Cash                                                               85,176              4,190
Cash at Beginning of Period                                                         4,190                  -
-------------------------------------------------------------------------------------------------------------
Cash at End of Period                                                        $     89,366       $      4,190
=============================================================================================================


                 The accompanying notes are an integral part of these financial statements.

                                                      F-5

                       BEKEM METALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005



NOTE 1 - BASIS OF PRESENTATION, NATURE OF BUSINESS, AND SIGNIFICANT ACCOUNTING POLICIES


Basis of Presentation

On October 24, 2005, Bekem Metals, Inc. ("BMI") entered into an Acquisition Agreement with Kazakh Metals, Inc., a British Virgin Islands international business company ("KMI"), under which Bekem acquired 100% of the outstanding common shares of KMI in exchange for the issuance of 61,200,000 common shares.

The KMI shareholders received 61.1% of the BMI common stock outstanding after the transaction and therefore KMI was considered the acquirer for financial reporting purposes. Accordingly, the accompanying financial statements include financial statements of KMI for all periods presented.

Brisa Equities Corporation, a British Virgin Islands holding company, together with other entities its owners control, is the controlling shareholder of KMI and was also the principal shareholder of BMI. Accordingly, the transaction was considered to be between entities under common control and did not result in a change in control of BMI. Following the transaction, entities over which shareholder maintains voting and investment control held 51,600,000 BMI common shares, which represent 51.5% of the 100,088,888 outstanding common shares.

The acquisition of the portion the net liabilities of BMI relating to the common shares owned by the controlling shareholder was recorded at historical cost of $(161,998). The acquisition of the common shares of BMI purchased from the minority shareholders of BMI were recorded at their estimated fair value on the transaction date of $345,000. KMI accounted for the purchase of BMI similar to a pooling.

The accompanying consolidated financial statements include the accounts of Bekem Metals, Inc. ("BMI", "Bekem," or the "Company") and its wholly subsidiaries, Kazakh Metals, Inc. ("KMI"), Kyzyl Kain Mamyt LLP ("KKM"), Condesa Pacific, S.A. ("Condesa"), and Kaznickel, LLP ("Kaznickel"). Intercompany accounts and transactions have been eliminated in consolidation. The results of operations of the previously separate KMI and BMI were combined for all periods prior to the acquisition, with recognition of the minority interest in BMI, and the operations of BMI and KMI are consolidated from October 24, 2005.

Bekem Metals, Inc. - The combined financial statements include the accounts of Condesa Pacific S.A. and Kaznickel LLP ("Kaznickel"), a Kazakh partnership, since the date of its acquisition by Condesa, and the accounts of Bekem Metals, Inc. since its acquisition by Condesa. Condesa was incorporated under the laws of the British Virgin Islands on March 5, 2004. Condesa acquired Bekem Metals, Inc. in a reverse acquisition, on January 28, 2005.

Kazakh Metals, Inc. - The combined financial statements also include the accounts of Kazakh Metals, Inc. and its wholly-owned subsidiary, Kyzyl Kain Mamyt LLP ("KKM") a Kazakh partnership, which it acquired on June 1, 2005 in a purchase business combination.

Name Change -- On February 9, 2005, the Board of Directors of EMPS Research Corporation approved, and the stockholders holding a majority of the outstanding shares of the company approved and ratified by written consent, a change in the

                       BEKEM METALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005



company's name from EMPS Research Corporation to Bekem Metals, Inc. On March 16, 2005, the company filed an amendment to its Articles of Incorporation to affect the change.

Nature of Business

The Company is engaged in the acquisition, exploration, and production of mineral resource properties. Kaznickel owns the right to the Gornostayevskoye ("Gornostai") nickel and cobalt deposit (the "Deposit") located in the East Kazakhstan Oblast located in northeast Kazakhstan. KKM holds exploration and production licenses from the government of Kazakhstan to a 163,770 hectare (404,682 acres) parcel, in the Aktobe Oblast located in northwestern Kazakhstan. This deposit is referred to as the Kempirsai deposit. The licenses grant KKM the right to explore for and produce nickel and cobalt from deposits located within the territory through October 12, 2011, which may be extended upon agreement between KKM and the Geology and Minerals Resources Committee of the Ministry of Energy and Minerals Resources (MEMR) of the Republic of Kazakhstan. KKM also holds a license to explore for and produce Mamyt brown coal from a deposit located within 40 kilometers of its cobalt and nickel deposit. This license expires on December 11, 2018 with further possible extensions.

Business Condition - The Company has no proven mineral reserves that conform to U.S. accounting standards and has only limited ore and Mamyt brown coal production from its Kempirsai deposit since its acquisition on May 31, 2005. The Gornostai deposit has not yet entered the development stage with respect to its mineral interests, and has no production. There has been only limited revenue from the Kempersai operations, and the Company has incurred a net loss of $2,091,399 and $245,090 for the years ended December 31, 2005 and 2004, respectively. In addition, current liabilities exceeded current assets by $3,816,963 and $179,124 at December 31, 2005 and 2004, respectively. Management expects to generate sufficient cash to fund its current activities by issuing equity securities and receiving financial assistance, if needed, from its shareholders. There is no assurance, however, that funds can be raised or that the shareholders will have the ability to raise the capital or provide financial assistance to the Company. These matters raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Kempirsai Production Stage - The Kempirsai, or KKM, operations are considered to be in the production stage.

Gornostai Exploration Stage - The Gornostai, or Kaznickel, operations are considered to be in the exploration stage. Since its inception March 5, 2004, the Company has devoted a substantial amount of effort in raising capital and acquiring Kaznickel, and then exploring for mineral property under its exploration contract. The mineral property has not reached a development or production stage and accordingly, no revenues from production of the property have been recorded. Therefore, these operations are considered to be in the development stage.

Significant Accounting Policies

Use of Estimates - The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates. The more significant areas requiring the use of management estimates and assumptions relate to mineral reserves that are the

                       BEKEM METALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005



basis for future cash flow estimates and units-of-production depreciation, depletion and amortization calculations; environmental, reclamation and closure obligations; asset impairments; write-down of inventory to net realizable value; valuation allowances for deferred tax assets; reserves for contingencies and litigation; and the fair value and accounting treatment of financial instruments. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ significantly from these estimates under different assumptions or conditions.

Currency Translation - The consolidated financial statements are presented in U.S. dollars. The functional currency of the Company's subsidiaries operating in Kazakhstan is U.S. dollars for Kaznickel and Kazakh tenge for KKM. Results of operations are translated into U.S. dollars at the average exchange rates during the reporting period. Non-monetary assets and liabilities of Kaznickel are translated into U.S. dollars, using historical exchange rates and monetary assets and liabilities are translated into U.S. dollars using exchange rates on the date of the financial statements. Translation differences are included in results of operations. All balance sheet accounts of KKM are translated at exchange rates on the date of the financial statements and translation differences are included in stockholders' equity as cumulative translation adjustments.

Trade Receivables -- In the normal course of business, the company extends credit to its customers on a short-term basis. The principal customers are local companies and government agencies. Although credit risks associated with these customers are considered minimal, the company routinely reviews its accounts receivable balances and makes provisions for doubtful accounts.

Related Party Receivables - Related party receivables consists of short-term advances to employees. No allowance has been provided due to the historic short-term nature and recoverability of such advances.

Inventories -- Inventory consists of materials and spare parts, miscellaneous goods, fuel and some raw materials. Inventory of raw materials is stated at the lower of cost or recoverable value. Spare parts, goods and fuel are recorded at the lower cost or estimated service value.

Prepaid Expenses - Prepaid expenses relate to office rent, subscriptions, insurance and advance drilling costs. Prepaid expenses are charged to operations in the period the related service or work is performed.

Long-term Receivable - Long-term receivable consists of prior year advances of money to the former owners of KKM. It is not expected that these advances will be repaid and, consequently, have been fully allowed against.

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

                       BEKEM METALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005



assurance that the property can be permitted as an operating mine and evidence that there are no metallurgical or other impediments to the production of saleable metals.

Exploration costs incurred on mineral interests, other than acquisition costs, prior to the establishment of proven and probable reserves are charged to operations as incurred. Development costs incurred on mineral interests with proven and probable reserves will be capitalized as mineral properties. The Company regularly performs evaluations of its investment in mineral interests to assess the recoverability and / or the residual value of its investments in these assets. All mineral interests and mineral properties are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable, utilizing established guidelines based upon undiscounted future net cash flows from theoB asset or upon the determination that certain exploration properties do not have sufficient potential for economic mineralization.

Management's estimates of mineral prices, recoverable probable reserves, and operating, capital and reclamation costs, when available, are subject to certain risks and uncertainties, which may affect the recoverability of mineral property costs. Although management has made its best estimate of these factors, it is possible that changes could occur in the near term, which could adversely affect the future net cash flows to be generated from the properties.

Property, and Equipment - Property, plant and equipment are carried at cost less accumulated depreciation. Depreciation is provided on a straight-line basis over the following estimated useful lives of the assets:

        ------------------------------------------------------------
        Building and constructions                        12.5 years
        Machinery and equipment                              7 years
        Vehicles                                            10 years
        Other fixed assets                                3-10 years
        ------------------------------------------------------------

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of -- Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount that the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. At December 31, 2005, the Company reviewed its long-lived assets as disclosed above and determined no impairment was necessary.

Depreciation, Depletion and Amortization - Expenditures for new facilities or equipment and expenditures that extend the useful lives of existing facilities or equipment are capitalized and depreciated using the straight-line method at rates sufficient to depreciate such costs over the estimated future lives of such facilities or equipment. These lives do not exceed the estimated mine life based on proven and probable reserves as the useful lives of these assets are considered to be limited to the life of the relevant mine.

Costs incurred to develop new properties are capitalized as incurred, where it has been determined that the property can be economically developed based on the existence of proven and probable reserves. At the Company's surface mines, these costs include costs to further delineate the ore body and remove overburden to

                       BEKEM METALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005



initially expose the ore body. All such costs are amortized using the units-of-production ("UOP") method over the estimated life of the ore body based on recoverable minerals to be mined from proven and probable reserves.

Major development costs incurred after the commencement of production are amortized using the UOP method based on estimated recoverable minerals to be mined from proven and probable reserves. Depending upon whether the development is expected to benefit the entire remaining ore body, or specific ore blocks or areas only, the UOP basis is either the life of the entire ore body, or the life of the specific ore block or area.

The calculation of the UOP rate of amortization, and therefore the annual amortization charge to operations, could be materially impacted to the extent that actual production in the future is different from current forecasts of production based on proven and probable reserves. This would generally occur to the extent that there were significant changes in any of the factors or assumptions used in determining reserves. These factors could include: (i) an expansion of proven and probable reserves through exploration activities; (ii) differences between estimated and actual cash costs of mining, due to differences in grade, mineral recovery rates and foreign currency exchange rates; and (iii) differences between actual commodity prices and commodity price assumptions used in the estimation of reserves. Such changes in reserves could similarly impact the useful lives of assets depreciated on a straight-line basis, where those lives are limited to the life of the mine, which in turn is limited to the life of the proven and probable reserves.

The expected useful lives used in depreciation, depletion and amortization calculations are determined based on applicable facts and circumstances, as described above. Significant judgment is involved in the determination of useful lives, and no assurance can be given that actual useful lives will not differ significantly from the useful lives assumed for purpose of depreciation, depletion and amortization calculations.

Stripping Costs - In general, mining costs are allocated to production costs, stockpiles, and inventories, and are charged to costs applicable to sales when minerals are sold. However, the mining industry, generally, defers and amortizes certain mining costs on a units-of-production basis over the life of the mine. These mining costs, which are commonly referred to as "deferred stripping" costs, are incurred in mining activities that are normally associated with the removal of waste rock. The deferred stripping accounting method is generally accepted in the mining industry where mining operations have diverse grades and waste-to-ore ratios; however, industry practice does vary. Deferred stripping matches the costs of production with the sale of minerals, where this procedure is employed, by assigning each quantity of mineral with an equivalent amount of waste removal cost. When stripping costs are expensed as incurred, there might be greater volatility in a company's period-to-period results of operations. The Company did not acquire any deferred stripping costs in the acquisition of KKM.

In March 2005, the FASB ratified Emerging Issues Task Force Issue No. 04-6, "Accounting for Stripping Costs Incurred during Production in the Mining Industry," (EITF 04-6) which addresses the accounting for stripping costs incurred during the production phase of a mine and refers to these costs as variable production costs that should be included as a component of inventory to be recognized in costs applicable to sales in the same period as the revenue from the sale of inventory. As a result, capitalization of stripping costs is appropriate only to the extent product inventory exists at the end of a reporting period and the carrying value is less than the net realizable value.

                       BEKEM METALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005



The Company will adopt the provisions of EITF 04-6 on January 1, 2006. The Company has had very limited production activity in the recent period, so the full effect of this adoption will be felt as production increases in the future periods.

Revenue Recognition - For its operating mine, revenues currently arise from the limited sale of ore and Mamyt brown coal. Revenue is recorded when persuasive evidence of an arrangement exists, title to product transfers to the customer, and collectibility is reasonably assured. Produced, but unsold minerals or ore are recorded as inventory until sold.

Financial Instruments - The nature of the Company's operation exposes the Company to fluctuations in commodity prices, foreign currency exchange risk and credit risk. The Company recognizes these risks and manages its operation in a manner such that exposure to these risks is minimized to the extent practical. The Company is not exposed to fluctuations in interest rates because certain of its loans are interest free, as a general requirement under Kazakh law for non-financial institutions.

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

NOTE 2 - ACQUISITIONS

Purchase of Minority Interest in Bekem Metals, Inc. - On October 24, 2005 the Company issued 17,888,888 shares of common stock to acquire the minority shareholders' interests of BMI. Acquisition of the minority interests was accounted for under the purchase method. The incremental increase in the assets acquired and liabilities assumed related to the Kaznickel property, and were recorded at their estimated fair values as follows:

        -----------------------------------------------------------
        Mineral interest rights                        $    132,432
        Purchased exploration costs                         251,286
        Deferred tax liability                              (38,718)
        -----------------------------------------------------------
        Minority Shareholders' Interests Acquired      $    345,000
        ===========================================================

The value assigned to the intangible purchased exploration costs was written off and charged to operations on the date of the acquisition as exploration costs. Intangible mineral interest rights assets acquired include the mineral property rights, which are capitalized until the production phase begins, subject to impairment considerations.

Acquisition of Kyzyl Kain Mamyt, LLC - On June 1, 2005, Kazakh Metals acquired 100% of the equity interests of Kyzyl Kain Mamyt, LLC (KKM) for the cash purchase price of $100,000. The former equity holders of KKM were not related parties. KKM operates in the Aktyubinsk region of northwestern Kazakhstan and licenses to explore for, and is engaged in the production and sale of nickel and cobalt ore and Mamyt brown coal. KKM has been actively involved in mining cobalt and nickel ore since its inception and operating in the Soviet Union since 1938. The height of production occurred in the late 1980's. Limited production has occurred since that time. KKM's primary assets are its rights to exploit unproved reserves and its infrastructure of buildings, machinery and equipment, including a rail spur.

                       BEKEM METALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005



Kazakh Metals accounted for the acquisition of KKM as a purchase business combination with a purchase price of $100,000. The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values. The Company has estimated a fair value of $40,000,000 for the mineral interests and obtained an independent appraisal of the buildings and equipment of $17,693,795 on the acquisition date, and is in the process of obtaining third-party valuations of the mineral assets; accordingly, the allocation of the purchase price is subject to refinement. Negative goodwill was not recognized in connection with the acquisition of KKM. Instead, the excess of the fair value of the net assets over the purchase price was allocated as a pro rata reduction of the amounts that otherwise would have been assigned to the long-term assets. Notes payable assumed in the acquisition with a stated value of $7,445,197 are due to third parties generally within three years, including $4,432,290 to a bank, and were recorded based upon their fair values on the acquisition date, resulting in a discount to the notes that will be recognized as interest expense through maturity. The operations and cash flows of KKM are included in the Company's consolidated financial statements since the date of the acquisition.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

       -------------------------------------------------------------------
       Current Assets                                          $   469,379
       Unproved mineral property rights                          7,034,321
       Asset retirement costs of the mineral rights                 86,852
       Buildings, constructions machinery and equipment          3,068,786
       -------------------------------------------------------------------
       Total assets acquired                                    10,659,338
       -------------------------------------------------------------------
       Current liabilites                                          717,527
       Asset retirement obligation                                  97,223
       Notes Payable, net of discount of $917,737                6,541,670
       Deferred tax liability                                    3,202,918
       -------------------------------------------------------------------
       Total liabilites assumed                                 10,559,338
       -------------------------------------------------------------------
       Net Assets Acquired                                     $   100,000
       ===================================================================

Intangible assets acquired include the mineral property rights, which are capitalized and amortized on a units-of-production method, subject to impairment considerations. Other intangible assets include the asset retirement costs of the mineral rights, which have a 20-year estimated life and are subject to amortization at a planned rate of $4,311 per year, and the asset retirement obligation, which is accreted over its 20-year life, with a current estimated expense of $7,680 per year.

Subsequent to the acquisition, during September 2005, Kazakh Metals refinanced $5,832,478 of debt, including the bank debt, as more fully described in Note 8.

Acquisition of EMPS Research, Inc. - On January 28, 2005, EMPS Research, Inc. ("EMPS") completed a Plan and Agreement of Reorganization with Condesa, wherein EMPS acquired 100% of the outstanding capital stock of Condesa in exchange for the issuance of 35,000,000 common shares of which 21,000,000 were held by the controlling shareholder of KMI and 14,000,000 were issued to minority shareholders in Condesa. EMPS then changed its name to Bekem Metals, Inc. As a result of that reorganization, the shareholders of Condesa owned 91% of the outstanding common stock of EMPS at that reorganization date. The combined entities were referred to after that reorganization as Bekem.

                       BEKEM METALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005



EMPS had 3,300,000 shares of common stock outstanding prior to that transaction that remained outstanding, were classified as minority interests, and were valued at $0. The transaction resulted in a change of control of EMPS. For financial reporting purposes, Condesa was considered the acquirer. The acquisition was recognized as a forward stock split of Condesa's 30,000 shares of capital stock held by the controlling shareholder of KMI that were outstanding prior to the reorganization into 21,000,000 common shares, or a 700-for-1 stock split. The accompanying financial statements have been restated for the effects of the stock split for all periods presented. Condesa's assets, liabilities and minority interests were recorded at their historical cost and the effect of the stock split was reflected retroactively since the inception of Condesa. The assets of EMPS were considered to have been acquired by Condesa in exchange for the assumption of EMPS's net liabilities. The net assets consisted of cash of $2,648 and intangible assets of $1,823 and current liabilities of $15,077. The operations of Condesa are included for all periods presented and the operations of EMPS are included from the acquisition of EMPS.

Purchase of Kaznickel LLP - On July 9, 2004 Condesa, which was owned 60% by Brisa holding 8,400,000 of 14,000,000 shares of outstanding common stock, entered into an investment agreement under which Condesa provided a $300,000 convertible loan to Kaznickel LLP, which was immediately converted into a new 40 percent equity interests in Kaznickel. On September 22, 2004, Brisa acquired an interest in Kaznickel by purchasing 60 percent of the equity interest of the founding partners' remaining 60 percent interests. As consideration for the purchase, the original partners obtained a commitment from Brisa to facilitate a reverse merger with a U.S. public company, and a commitment to obtain funding enabling Kaznickel to further develop its mineral property rights. The value of the commitment was estimated to be $270,000 based on the percent of Kaznickel obtained for Condesa's original cash investment of $300,000.

On November 19, 2004, Brisa and the remaining Kaznickel partners exchanged their combined 60% interest in Kaznickel for a new 60% interest, equal to 21,000,000 shares of Condesa, thereby making Kaznickel a wholly-owned subsidiary of Condesa. Brisa received 12,600,000 shares of Condesa in the transaction. The remaining 8,400,000 common shares issued in the acquisition were recognized as minority shareholders' interests. The acquisition of a controlling interest in Kaznickel by Brisa and Condesa was considered the purchase of Kaznickel with a measurement date of September 22, 2004, the date Brisa and Condesa obtained control from the original Kaznickel partners.

Condesa accounted for the acquisition of Kaznickel as a purchase business combination with a purchase price of $304,456. The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values. Negative goodwill was not recognized in connection with the acquisition of Kaznickel. Instead, the excess of the fair value of the net assets over the purchase price was allocated as a pro rata reduction of the amounts that otherwise would have been assigned to the long-term assets. The Company is in the process of obtaining an independent valuation of the net assets acquired. Accordingly the allocation of the purchase price is subject to refinement. At September 22, 2004, the purchase price was allocated to the assets acquired and the liabilities assumed as follows:

                       BEKEM METALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005



--------------------------------------------------------------------------------
Current assets                                                      $   231,674
Mineral property rights                                                 267,660
Asset retirement costs of the mineral rights                            474,936
Property and equipment                                                   21,573
--------------------------------------------------------------------------------
     Total assets acquired                                              995,843
--------------------------------------------------------------------------------
Current liabilities                                                     (25,468)
Asset retirement obligation                                            (665,919)
--------------------------------------------------------------------------------
     Total liabilities assumed                                         (691,387)
Minority Shareholders' interests                                       (121,782)
--------------------------------------------------------------------------------
Net Assets Acquired                                                 $   182,674
================================================================================

Intangible assets acquired include the mineral property rights, which are capitalized until the production phase begins, subject to impairment considerations. Other intangible assets include the asset retirement costs of the mineral rights, which have a 20-year estimated life and are subject to amortization at a planned rate of $24,291 per year, and the asset retirement obligation, which is accreted over its 20-year life, with a current estimated expense of $43,274 per year.

NOTE 3 - MINERAL PROPERTY RIGHTS

The government of Kazakhstan retains the title to the property upon which the Company's mineral rights pertain; accordingly, the Company's mineral interests are considered to be intangible assets. As more fully described in Note 2, the Company capitalized the acquisition costs of its mineral interests upon the purchase business combinations with Kaznickel and with KKM.

Gornostai Deposit
Kaznickel acquired its interest in the Contract on Exploration and Development of Gornostai Cobalt and Nickel Deposit (the "Contract") issued by the Ministry of Energy and Mineral Resources of the Republic of Kazakhstan (the "Ministry") dated February 26, 2004. By virtue of the Contract, Kaznickel acquired the right to exploit the mineral property including the right to explore, develop and produce the cobalt and nickel mineral resources on the Deposit through February 26, 2026. The Company has the right to re-negotiate the contract at that time for an additional 30 years. The government of Kazakhstan retains the title to the property; accordingly, the Company's mineral interest is considered to be an intangible asset. As more fully described in Note 2, the Company capitalized the acquisition costs of its mineral interest upon the purchase business combination with Kaznickel. The allocated purchase price included a capitalized amount of an acquired asset retirement obligation. While the property is not in production, the asset retirement cost is depleted over the life of the contract from the date of acquisition.

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

                       BEKEM METALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005



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

Kempirsai Deposit
Bekem acquired two contracts to explore for and extract minerals in connection with the purchase of KKM as mentioned in Note 2. One contract is for the exploration and extraction of nickel and cobalt ore from deposits located in an approximately 575,756 acre site in the northwest area of the Republic of Kazakhstan approximately 130 kilometers northwest of the city of Aktobe, Kazakhstan, near the town of Badamsha, referred to as the "Kimpersai" deposit through October 12, 2011. The other contract is for the exploration and extraction of Mamyt brown coal at a site located within 40 kilometers of the Kimpersai deposit through December 11, 2018. The contracts may be extended upon agreement between KKM and the Geology and Minerals Resources Committee of the Ministry of Energy and Minerals Resources of the Republic of Kazakhstan. The Kimpersai contract requires the Company to pay royalty payments equal to 2.21% of gross ore sales. The Mamyt brown coal contract requires a royalty payment equal to nine tenths of one percent of gross coal sales. Both contracts require the Company to pay an excess profits tax ranging from 4 to 30 percent based upon the reaching of an internal rate of return (as defined in the contracts) ranging from 22 to 30 percent. The allocated purchase price of the mineral interest included a capitalized amount of an acquired asset retirement obligation. The asset retirement cost is depleted over the life of the contract from the date of acquisition.

Capitalized costs and related accumulated amortization at December 31, 2004 and 2005 is as follows:

                                                                                      Depletion of
                                                          Mineral Property           Asset Retirement         Net Mineral
                                                               Rights                     Costs             Property Rights
-----------------------------------------------------------------------------------------------------------------------------
Net Carrying Value at December 31, 2003                    $         -                 $      -              $         -

Acquisitions:
Unproved mineral interests                                     267,660                                           267,660
Asset retirement obligations                                   474,936                    5,935                  469,001
Translation adjustments                                         (4,654)                       -                   (4,654)
-----------------------------------------------------------------------------------------------------------------------------
Net Carrying Value at December 31, 2004                        737,942                    5,935                  732,007
-----------------------------------------------------------------------------------------------------------------------------

Acquisitions:
Unproved mineral interests                                   7,166,753                                         7,166,753
Asset retirement obligations                                    86,852                   26,338                   60,514
Translation adjustments                                        (82,196)                                          (82,196)
----------------------------------------------------------------------------------------------------------------------------
Net Carrying Value at December 31, 2005                    $ 7,909,351                 $ 32,273              $ 7,877,078
============================================================================================================================

                       BEKEM METALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005



NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

The Company's property, plant and equipment consist of the following:

         December 31,                          2005               2004
         ---------------------------------------------------------------
         Buildings                          $2,062,865         $      -
         Machinery and equipment               970,005           46,456
         Other fixed assets                     53,856                -
         ---------------------------------------------------------------
                                             3,086,726           46,456
         Accumulated depreciation              (25,436)          (1,412)
         ---------------------------------------------------------------
         Net Property and Equipment         $3,061,290         $ 45,044
         ===============================================================

NOTE 5 - LONG TERM DEFERRED EXPENSES

The Company completed a remodel of its Semipalatinsk, Kazakhstan offices, which costs are applied against monthly office rent charges through May 1, 2007. The current portion of long term deferred expenses is included in other current assets.

NOTE 6 - INCOME TAXES

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

Deferred tax assets and liabilities were as follows:


                                              December 31,         December 31,
                                                      2005                 2004
--------------------------------------------------------------------------------

Tax loss carryforward                         $    417,209            $ 106,710
Property and equipment                            (807,459)              (4,457)
Asset retirement obligation                        107,224              202,638
Mineral property rights                         (2,645,386)                   -
Asset retirement cost                              (24,069)                   -
Long-term debt and discount                       (239,949)                   -
Valuation allowance                                      -             (304,891)
--------------------------------------------------------------------------------

Total deferred tax liabilities                $ (3,192,430)           $       -
================================================================================

The following is a reconciliation of the amount of tax that would result from applying the federal rate to pretax income with the provision for income taxes at December 31, 2005:

                       BEKEM METALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005



For the Year Ended December 31,                                     2005
--------------------------------------------------------------------------------
Tax at US Federal statutory rate (30%)                          $ (711,076)
Non-deductible expenses                                              1,840
Effect of purchase deferred taxes                                  930,471
Deferred tax asset valuation change                               (304,891)
Effect of lower foreign tax rates                                   83,656
--------------------------------------------------------------------------------
Income tax provision                                            $        -
================================================================================

NOTE 7 - RELATED PARTY TRANSACTIONS

On December 2, 2004 the Company borrowed $92,308 from CJSC Kazmorgeophysica, a Kazakh company related by virtue of several common shareholders. The short-term loan is denominated in Kazakh Tenge, interest free and was due on its original terms by December 31, 2004. During the year ending December 31, 2005 the Company borrowed an additional $99,798 from CJSC Kazmorgeophysica, as a Kazakh Tenge denominated, interest-free, due on demand note. In addition, during the year ended December 31, 2005, the Company repaid Kazmorgeophysica the $192,106 note from proceeds from a third-party lender. In addition, the Company received short-term advances, payable on demand in the amount of $37,298 from a shareholder. Because the notes are denominated in Tenge, the balance reported on the financial statements fluctuates based upon ending exchange rates.

During May and June of 2005 the Company borrowed $77,000 from shareholders to fund the U.S. administrative operations. The loans are unsecured and carry an annual interest rate equal to the LIBOR rate plus two percent; interest and principal payments are due at maturity, three years after origination.

NOTE 8 - LONG-TERM DEBT

During the twelve months ended December 31, 2005 the Company borrowed $560,203 to fund the exploration and administrative operations in Kazakhstan and to retire a $192,106 related party note payable to Kazmorgeophysica. Principal payments on the loans plus an interest payment equal to five percent of the original balances are due three to five months after origination. As of December 31, 2005, these loans were still outstanding. The Company has agreed to repay these loans out of the first funds raised by BMI.

                       BEKEM METALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


Long-term debt consists of the following:

December 31,                                                                                 2005                  2004
-----------------------------------------------------------------------------------------------------------------------------
Note payable to a company bearing interest at 0%;
  imputed interest of 22%; denominated in U.S.
  dollars; due April 2009; unsecured;                                                  $    497,818                     -
Note payable to a company bearing interest at 3%;
  imputed interest of 22%; denominated in U.S.
  dollars; due April 2010; unsecured;                                                       550,000                     -
Note payable to a company bearing interest at 0%;
  imputed interest of 22%; denominated in U.S.
  dollars; due August 2008; unsecured;                                                      485,951                     -
Note payable to a company bearing interest at
  LIBOR plus 2% (6.39% at December 31, 2005);
  imputed interest of 22%; denominated in U.S.
  dollars; due March 2010; unsecured;                                                        60,000                     -
Notes payable to companies bearing interest at 0%;
  imputed interest of 22%; due on demand; unsecured;                                      3,018,032                     -
  Bank overdraft bearing interest at 14%;
  due on demand; unsecured;                                                                  29,709                     -
Note payable to a company bearing interest at 16%;
  due on demand; unsecured;                                                                  52,286                     -
Note payable to a company bearing interest at 5%;
  due on demand; unsecured;                                                                 560,203                     -
-----------------------------------------------------------------------------------------------------------------------------
Total Long-term Debt                                                                      5,253,999                     -
Less: Current Portion                                                                   (3,660,230)
Less: Debt discount                                                                        (796,591)                    -
-----------------------------------------------------------------------------------------------------------------------------
Long-term Debt - Net of Current Portion                                                $    797,178                     -
=============================================================================================================================

The following are the annual maturities of notes payable for each of the next five years:


                   Year Ended December 31,
                   --------------------------------------------
                   2006                            $ 3,660,230
                   2007                                      -
                   2008                                485,951
                   2009                                497,818
                   2010                                610,000
                   --------------------------------------------
                   Total                           $ 5,253,999
                   ============================================

                       BEKEM METALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005



NOTE 9 - LONG-TERM DEBT - RELATED PARTIES

Long-term debt to related parties consists of the following:

December 31,                                                       2005           2004
--------------------------------------------------------------------------------------------
Notes payable to related companies bearing interest
  at 6.29%; due August 2008; unsecured;                       $ 1,710,012              -
Note payable to related company bearing interest
  at 6.29%; due August 2010; unsecured;                         2,288,000              -
Notes payable to related companies bearing interest
  at 6.29%; due May 2008; unsecured;                               77,000              -
============================================================================================
Total Long-term Debt                                            4,075,012              -
Less: Current Portion                                                   -              -
============================================================================================
Long-term Debt - Net of Current Portion                       $ 4,075,012              -
============================================================================================

The above amounts have been loaned to the Company per an agreement dated August 8, 2005, between Kazakh Metals, Inc. and its wholly owned subsidiary, Kyzyl Kain Mamyt ("KKM"), for up to $10,000,000 for the purpose of assisting KKM in funding its work requirements, including generation of geological data, under the mineral extraction contract with the Ministry of Energy and Mineral Resources of the Republic of Kazakhstan. Funds borrowed on this agreement bear interest at the rate of 6.29% (the August 8, 2005 LIBOR plus 2%) per annum. Terms currently range from three to five years with no prepayment penalties. The notes are not collateralized. At December 31, 2005 $3,998,012 had been borrowed. The former owners of Kazakh Metals, Inc. are funding this agreement.

The following are the annual maturities of long-term debt to related parties for each of the next five years:

                   Year Ended December 31,
                   --------------------------------------------
                   2006                            $         -
                   2007                                      -
                   2008                              1,787,012
                   2009                                      -
                   2010                              2,288,000
                   --------------------------------------------
                   Total                           $ 4,075,012
                   ============================================

NOTE 10 - ASSET RETIREMENT OBLIGATION

Upon the purchase of Kaznickel on September 22, 2004 and KKM on June 1, 2005, the Company recorded the effects of asset retirement obligations in accordance with SFAS No. 143, "Accounting for Asset Retirement Obligations," and related interpretations, which requires entities to record the fair value of a liability for an asset retirement obligation when it is incurred. The Company is required under the contracts with the Geology and Minerals Resources Committee of the Ministry of Energy and Minerals Resources (MEMR) of the Republic of Kazakhstan, to remediate the properties from the effects of the open pit mining processes. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or

                       BEKEM METALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005



normal use of the asset. The Company's asset retirement obligations relate primarily to the obligation to fill mining pits and restore surface conditions at the conclusion of the term of the Contracts.

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

The reconciliation of the asset retirement obligation is as follows:


December 31,                                        2005                 2004
--------------------------------------------------------------------------------
Balance at beginning of period                   $ 675,460            $ 665,919
Liabilities incurred                                97,748                    -
Accretion expense during the period                 60,632                9,541
--------------------------------------------------------------------------------
Balance at End of Period                         $ 833,840            $ 675,460
================================================================================

NOTE 11 - SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES

In conjunction with the acquisitions, net assets acquired and liabilities assumed were as follows:

 Noncash Investing and Financing Activities:                   December 31,
                                                          2005           2004
--------------------------------------------------------------------------------
 Fair value of the assets acquired                     3,640,160      1,441,387
 Fair value of intangible mineral interest rights      7,198,372              -
 Cash paid for equity interests                         (100,419)      (300,000)
 Liabilities assumed                                 (10,656,105)             -
 Fair value of shares issued for acquisitions           (333,294)             -
--------------------------------------------------------------------------------

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Concentration of Risk Relating to Foreign Mining Operations - All of the Company's properties are located within the Republic of Kazakhstan in Central Asia. In addition to general industry risks of nickel and cobalt price fluctuations, and potential lack of economic viability of the claims, the Company has a concentration of risk related to its foreign properties and interests which are subject to political uncertainty, changes in government, unilateral renegotiation of licenses, claims or contracts, and nationalization, or other uncertainties. In addition, the validity of mining claims, which constitute the Company's property holdings in Kazakhstan, may, in certain cases, be uncertain and are subject to being contested.

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

                       BEKEM METALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005



Tax Matters - The local and national tax environment in the Republic of Kazakhstan is subject to change and inconsistent application, interpretation and enforcement. Non-compliance with Kazakhstan laws and regulations, as interpreted by the Kazakh authorities, can lead to the imposition of fines, penalties and interest.

Environmental Matters - Extensive national, regional and local environmental laws and regulations in Kazakhstan affect the Company's operations. These laws and regulations set various standards regulating certain aspects of health and environmental quality, provide for user fees, penalties and other liabilities for the violation of these standards and establish, in some circumstances, obligations to remediate current and former facilities and off-site locations. The Company believes it is currently in compliance with all existing Republic of Kazakhstan environmental laws and regulations. However, as new environmental laws and legislation are enacted and the old laws are repealed, interpretation, application and enforcement of the laws may become inconsistent. Compliance in the future could require significant expenditures, which may adversely affect the Company's operations.

Operating Leases - The Company rented a number of cars for operational purposes and has potential commitment of $99,000 in case of loss for any reason, which is not covered by any insurance.

NOTE 13 - COMMON STOCK

The Company entered into an investment agreement with investors on July 9, 2004 under which the Company issued 14,000,000 common shares for cash proceeds of $304,456, or $0.014 per share, received through August 12, 2004. Of the shares issued, 8,400,000 were issued to the controlling shareholder for cash proceeds of $182,674. The Company issued 21,000,000, common shares, , on November 19, 2004, 12,600,000 of which were issued to the controlling shareholder, in exchange for 60% of the equity of Kaznickel as further described in Note 2. The aggregate shares issued in exchange for the equity of Kaznickel were valued at $304,456, or $0.014 per share, based upon the value for which investors received common shares for cash.

On August 8, 2005 the Company issued 61,200,000 shares of common stock for cash proceeds of $100,000, or $0.02 per share. Of the proceeds received, the controlling shareholder provided $50,000.

On August 23, 2005, and prior to its combination with the Company, BMI issued 588,888 shares of common stock in exchange for the cancellation of 2,000,000 options to purchase common stock at $0.10 per share. BMI treated the cancellation, for accounting purposes, as a modification of 588,888 of the options to options with an exercise price of zero, and the cancellation of the remaining options. The modification resulted in a charge to operations of $19,426, the difference between the fair value of the options before and after the modification. The issued shares were included in the 17,888,888 shares considered issued for the acquisition of the minority shareholders' interests in BMI on October 24, 2005.

                       BEKEM METALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005



NOTE 14 - MINORITY SHAREHOLDERS' INTERESTS

BMI classified common shares issued for cash and in exchange of interests in acquisition transactions as minority shareholders' interests. Carrying values of the minority shareholders' interests are summarized as follows:

                                                                           Shares        Carrying Value
--------------------------------------------------------------------------------------------------------
Shares issued for cash, August 12, 2004                                  5,600,000          $ 121,782
Shares issued for 60% interest in Kaznickel,
  LLP, November 19, 2004                                                 8,400,000                  -
Losses attributed to the minority shareholders' interests                                    (121,782)
--------------------------------------------------------------------------------------------------------
Carrying Value on December 31, 2004                                     14,000,000                  -
--------------------------------------------------------------------------------------------------------
Shares issued in reverse merger with EMPS
  Research, Inc., January 24, 2005, net liabilities
  assigned to equity due to no minority carrying value                   3,300,000                  -
Shares issued for cancellation of BMI warrants to
  purchase 2,000,000 shares of common stock
  at $0.02, accounted for as a modification of the
  warrants to a $0.00 per share exercise price.                            588,888             19,426
Losses attributed to the minority shareholders'                                               (19,426)
  interests through October 24, 2005
--------------------------------------------------------------------------------------------------------
Carrying Value on December 31, 2005                                     17,888,888          $       -
========================================================================================================