Form 10KSB/A
period 2005-12-31
BEKEM METALS INC
filed 2006-05-09
CIK 1223550

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                 Form 10-KSB/A-1


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

Transitional Small Business Disclosure Format. Yes [ ] No [X]

Documents incorporated by reference: none

                                TABLE OF CONTENTS


                                     PART I


Explanatory Note..............................................................


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

                                     PART IV

ITEM 13. EXHIBITS.............................................................36

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES...............................36

SIGNATURES....................................................................37

               Explanatory Note to Amendment No. 1 to Form 10-KSB

         This Form 10-KSB/A-1 is being filed to correct an error in the Consolidated Financial Statements and Notes to the Consolidated Financial Statements and Management's Discussion and Analysis resulting from an error in the calculation of our deferred tax liability. This error in calculation resulted in an $888,145 overstatement of our deferred tax liability. This error requires us to correct our Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statement of Stockholders' Equity (Deficit) and Consolidated Statements of Cash Flows as of December 31, 2005 to correct the overstatement of our deferred tax liability.

         The primary effect of the correction discussed above resulted in the Company reducing "Deferred Tax Liability," "Total Liabilities" and "Accumulated Deficit" by $888,145 on its Consolidated Balance Sheet as of December 31, 2005; recognition of a "Deferred Tax Benefit" of $888,145 and a decrease in "Net Loss" in the same amount on the Consolidated Statements of Operations; decreases in "Net Loss," "Comprehensive Loss" and "Balance, December 31, 2005" in the amount of $888,145 on the Consolidated Statement of Stockholder's Equity (Deficit); and a decrease in "Net Loss" of $888,145 and the recognition of a deferred tax benefit in the amount of $888,145 on the Consolidated Statements of Cash Flows.

         For your convenience the Consolidated Financial Statements and the entire text of the annual report on Form 10-KSB have been included in this Form 10-KSB/A-1 and replace, modify and update the disclosures presented in the original Form 10-KSB. This Amendment No. 1 speaks to the original filing date of the Form 10-KSB on April 14, 2006, and does not modify or update disclosures contained therein, including the nature and character of such disclosures, to reflect events occurring, or items discovered, after the original filing date of the Form 10-KSB.


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

                                      Bid                    Ask
                                 High      Low         High        Low
                                 ----      ---         ----        ---
2005
-----
Jan. 1 thru Mar. 31            $3.95      $2.00       $7.50      $4.00
Apr. 1 thru June 30             3.55       2.50        7.00       3.25
July 1 thru Sep. 30             2.90       2.40        6.00       3.00
Oct. 1 thru Dec. 31             2.60       2.00        4.00       2.60

2004
----
Feb. 17 thru Mar. 31           $1.00      $0.10       $2.00      $0.55
Apr. 1 thru June 30             2.50       1.00        5.00       2.00
July 1 thru Sep. 30             2.50       2.50        7.50       5.00
Oct. 1 thru Dec. 31             3.50       2.00        7.50       7.50

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

         Net Loss


         For all of the foregoing reasons, during the twelve months ended December 31, 2005 we experienced a net loss of $1,203,254 compared to a net loss of $245,090 during the twelve months ended December 31, 2004. We anticipate we will continue to experience increasing net losses until we are able to engage in significant nickel and cobalt ore extraction, processing and sales. We do not expect to be engaged in significant ore extraction and processing prior to the 2008 fiscal year.


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

Item 8A. Controls and Procedures


         Our chief executive officer and our chief financial officer (the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rule 13a-15 and Rule 15d-15(e)). Such officers have concluded (based upon their evaluations of these controls and procedures as of the end of the period covered by this report) that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this report is accumulated and communicated to management, including the Certifying Officers as appropriate, to allow timely decisions regarding required disclosure.

         Following the filing of our Form 10-KSB annual report for 2005, we undertook a review of the calculation of our deferred tax liability. Based on this review and after consultation with our board of directors and our independent registered public accounting firm, we concluded that our calculation of our deferred tax liability contained in our audited consolidated financial statements for the year ended December 31, 2005, was performed incorrectly requiring a correction in that period relating to our calculation of deferred tax liability.

         In light of our determination that we needed to correct the financial statements contained in our annual report for the year ended December 31, 2005 we carried out an evaluation in accordance with Exchange Act Rules 13a-15 and 15d-15 and under the supervision and with the participation of management, including our Certifying Officers, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. We have evaluated the accounting procedures and controls in place and determined that the error was a calculation error. Based on this evaluation, our Certifying Officers have concluded that the correction of our financial statements was not the result of ineffective disclosure controls and procedures.

         There have been no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2005.


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

Item 10. Executive Compensation

         The following chart sets forth the compensation paid to each of our Executive Officers and Directors during the last three fiscal years:

                                             SUMMARY COMPENSATION TABLE

                                                                            Long Term Compensation
                                                                    ------------------------------------
                                          Annual Compensation                 Awards            Payouts
                                   -------------------------------- -------------------------- ---------
                                                            Other     Restricted   Securities              All Other
                                                           Annual        Stock     Underlying   LTIP        Compen-
    Name and                 Year    Salary      Bonus     Compen-       Awards     Options/   Payouts       sation
 Principal Position         Ended      ($)        ($)      sation($)        ($)       SARs (#)    ($)          ($)
-------------------------- --------- ---------  ---------  ----------- -----------  ----------- -------     ----------
Marat Cherdabayev(1)      12/31/05  $160,000       -0-         -0-          -0-          -0-     -0-           -0-
President, CEO
And Director
-------------------------- --------- ---------  ---------  ----------- -----------  ----------- -------     ----------
Terrence Chatwin (2)      12/31/05       -0-       -0-         -0-          -0-          -0-     -0-           -0-
Former President,         12/31/04       -0-       -0-         -0-          -0-          -0-     -0-           -0-
CEO and Director
-------------------------- --------- ---------  ---------  ----------- -----------  ----------- -------     ----------
Timur Kunayev(3)          12/31/04       -0-       -0-         -0-          -0-          -0-     -0-           -0-
Former CEO
-------------------------- --------- ---------  ---------  ----------- -----------  ----------- -------     ----------
Louis Naegle(4)           12/31/04       -0-       -0-         -0-          -0-          -0-     -0-           -0-
Former CEO                12/31/03       -0-       -0-         -0-          -0-          -0-     -0-           -0-
CEO and Director          12/31/02       -0-       -0-         -0-          -0-          -0-     -0-           -0-
-------------------------- --------- ---------  ---------  ----------- -----------  ----------- -------     ----------

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

Type of                                           Amount & Nature of          % of
Security Name and Address                        Beneficial Ownership         Class
--------------------------                        --------------------         -----
Common   Bekem Metals, Inc.,                            24,031,880              24%
         Voting Trust
         dated April 14, 2006(1)
         170 Tchaikovsky Street
         4th Floor
         Almaty, Kazakhstan 050000

Common   Brisa Equities Corporation(2)                  21,000,000              21%
         1020 East 900 South
         Bountiful, Utah 84010

Common   Central Asian Metals, Inc.(3)                  15,504,408              15%
         P.O. Box 5251
         CH 6901
         Lugano, Switzerland

Common   Marat Cherdabayev(1)                           24,031,880              24%
         170 Tchaikovsky Street
         4th Floor
         Almaty, Kazakhstan 050000

Common   Comodidad y Fantasia en Tierras, S.A.(2)        5,097,960               5%
         APDO 947-2400
         4th Floor
         Almaty, Kazakhstan 050000


Common   EMRJD Creaciones de Puntarenas, S.A.(1)         5,097,960               5%
         Jaco Centro, Garabito
         Bajos de la Fiscalia de Garabito
         Puntarenas, Costa Rica

Common   Envases y Formas Naturales(1)                   5,097,960               5%
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
  as a Group: (4 persons)
---------------------------------------------------------------------------------------

*  Less than 1%.

(1) Mr. Marat Cherdabayev owns no shares in his own name. He is the trustee of the Bekem Metals, Inc., Voting Trust dated April 14, 2006 and as such, he maintains voting control over these shares and therefore may be deemed to be the beneficial owner of the shares held by the Voting Trust.

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


                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Securities Exchange Act the registrant caused this amended report to be signed on its behalf, thereunto duly authorized.


                                             BEKEM METALS, INC.



Date: May 5, 2006                              /s/ Marat Cherdabayev
                                             -----------------------------------
                                             Marat Cherdabayev, Chief Executive
                                             Officer and Director



Date: May 5, 2006                             /s/ Yermek Kudabayev
                                             -----------------------------------
                                             Yermek Kudabayev, Chief Financial
                                             Officer



Date: May 5, 2006                             /s/ James Gunnell
                                             -----------------------------------
                                             James Gunnell, Director



Date: May 5, 2006                             /s/ Dossan Kassymkhanuly
                                             -----------------------------------
                                             Dossan Kassymkhanuly, Director

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


                                             HANSEN, BARNETT & MAXWELL


Salt Lake City, Utah
April 13, 2006

                                      BEKEM METALS, INC. AND SUBSIDIARIES
                                          CONSOLIDATED BALANCE SHEETS



December 31,                                                                           2005               2004
-------------------------------------------------------------------------------------------------------------------
ASSETS

Current Assets
Cash                                                                               $     89,366       $      4,190
Trade accounts receivable                                                                18,657                  -
Prepaid expenses and other current assets                                                     -             21,337
Related party receivables                                                                42,393                  -
Inventories                                                                             337,030                  -
VAT Recoverable                                                                          61,936                  -
-------------------------------------------------------------------------------------------------------------------
Total Current Assets                                                                    549,382             25,527
-------------------------------------------------------------------------------------------------------------------

Long-term deferred expenses                                                              37,606             15,117
Property, plant and equipment (net of accumulated
  depreciation of $49,645 and $1,412)                                                 3,061,290             45,044
Other assets                                                                              1,635                  -
Mineral property rights - net                                                         7,877,078            732,007
-------------------------------------------------------------------------------------------------------------------
Total Assets                                                                       $ 11,526,991       $    817,695
===================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable                                                                   $    424,306       $     85,384
Accrued expenses                                                                        276,291             26,959
Due to related party                                                                      5,518             92,308
Current portion of long-term notes payable                                            3,660,230                  -
-------------------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                             4,366,345            204,651

Deferred tax liabilities                                                              2,304,285                  -
Long-term notes payable, net of discount                                                797,178                  -
Long-term notes payable - related parties                                             4,075,012                  -
Asset Retirement Obligation                                                             833,840            675,460
-------------------------------------------------------------------------------------------------------------------
Total Liabilities                                                                    12,376,660            880,111
-------------------------------------------------------------------------------------------------------------------

Shareholders' Equity (Deficit)
Preferred stock; $0.001 par value, 20,000,000 shares
  authorized, no shares outstanding                                                           -                  -
Common stock; $0.001 par value, 150,000,000 shares
  authorized, 100,088,888  and 21,000,000 shares outstanding                            100,089             21,000
Additional paid-in capital                                                              515,879            161,674
Accumulated deficit                                                                  (1,448,344)          (245,090)
Cumulative translation adjustment                                                       (17,293)                 -
-------------------------------------------------------------------------------------------------------------------
Total Shareholders' Equity (Deficit)                                                   (849,669)           (62,416)
--------------------------------------------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity (Deficit)                               $ 11,526,991       $    817,695
===================================================================================================================


                 The accompanying notes are an integral part of these financial statements.

                                                      F-2

                               BEKEM METALS, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF OPERATIONS



For the Year Ended December 31,                           2005                    2004
-------------------------------------------------------------------------------------------
Revenue                                              $    148,549             $          -
-------------------------------------------------------------------------------------------

Operational Expenses
Cost of product sold                                       74,205                        -
General and administrative expenses                     1,018,633                   99,509
Research and development costs                            131,562                        -
Exploratory costs                                         623,446                  271,099
Accretion expense                                          60,632                        -
Depreciation expense                                       48,233                        -
-------------------------------------------------------------------------------------------

Total Expenses                                          1,956,711                  370,608
-------------------------------------------------------------------------------------------

Loss From Operations                                   (1,808,162)                (370,608)

Other Income (Expense)
Other income                                               16,790                        -
Interest expense                                         (293,451)                       -
Translation adjustment                                     38,190                        -
Exchange rate gain (loss)                                 (64,192)                   3,736
-------------------------------------------------------------------------------------------

Net Other Income (Expense)                               (302,663)                   3,736
-------------------------------------------------------------------------------------------
Net Loss Before Minority Interest and Taxes            (2,110,825)                (366,872)

Deferred tax benefit                                      888,145                        -
Loss in minority interest                                 (19,426)                (121,782)
-------------------------------------------------------------------------------------------

Net Loss                                             $ (2,091,399)            $   (245,090)
===========================================================================================
Basic (Loss) Per Common Share                        $      (0.02)            $      (0.02)
===========================================================================================
Basic Weighted Average Common Shares Outstanding       48,645,053               12,153,191
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


                                              Common Stock             Additional      Cumulative                       Total
                                         --------------------------     Paid-in        Translation    Accumulated    Shareholders'
                                             Shares          Amount     Capital         Adjustment       Deficit    Equity (Deficit)
------------------------------------------------------------------------------------------------------------------------------------
Balance - March 5, 2004
 (Date of inception of Condesa S.A.)                      $       -    $       -       $       -     $          -    $          -
Shares issued for cash, August 12, 2004      8,400,000        8,400      174,274               -                -         182,674
Shares exchanged for 60% interest
 in Kaznickel, November 19, 2004,
 $0.02 per share                            12,600,000       12,600      (12,600)              -                -               -
Net loss for period                                               -            -               -         (245,090)       (245,090)
----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2004                  21,000,000       21,000      161,674               -         (245,090)        (62,416)

Net loss for period                                                                                    (1,203,254)     (1,203,254)
Cumulative translation adjustment                                                        (17,293)                         (17,293)
                                                                                                                     =============
Comprehensive Loss                                                                                                    (1,282,963)
                                                                                                                     -------------

Minority interest shares issued in
 acquisition of EMPS Research
 Corporation, January 24, 2005                       -            -      (11,706)              -                -         (11,706)
Shares issued for cash, August 8, 2005      61,200,000       61,200       38,800               -                -         100,000
Shares issued for the acquisition of
 the minority interests of Bekem Metals,
 Inc., October 24, 2005                     17,888,888       17,889      327,111               -                -         345,000
----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2005                 100,088,888    $ 100,089    $ 515,879       $ (17,293)    $ (1,448,344)   $   (849,669)
==================================================================================================================================


                 The accompanying notes are an integral part of these financial statements.

                                                      F-4

                                       BEKEM METALS, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS



For the Year Ended December 31,                                                2005               2004
-------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
Net loss                                                                     $ (1,203,254)      $   (366,872)
Adjustments to reconcile net loss to
  net cash provided by operating activities:
    Depreciation and amortization                                                  48,233              1,398
    Accretion expense on asset retirement obligations                              60,632             16,069
    Interest expense from debt discount                                           107,261                  -
    Issuance of common stock for modification
      and exercise of warrants                                                     19,426                  -
    Loss recognized on minority shareholders' interests                           (19,426)                 -
    Foreign currency exchange gain                                                (64,192)             3,736
    Purchased exploration costs                                                   251,286                  -
    Change in operating assets and liabilities:
      Accounts receivable                                                          (8,015)                 -
      Inventories                                                                 (67,062)                 -
      Prepaid expenses and other current assets                                    30,181             79,838
      Accounts payable and accrued liabilities                                    (24,368)            81,457
      Deferred tax benefit                                                       (888,145)                 -
-------------------------------------------------------------------------------------------------------------
Net Cash From Operating Activities                                             (1,757,443)          (184,374)
-------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
Purchase of property and equipment                                                (16,100)           (24,641)
Cash acquired in acquisitions                                                      26,761           (178,941)
Increase in related party payables                                                  3,545                  -
-------------------------------------------------------------------------------------------------------------
Net Cash From Investing Activities                                                 14,206           (203,582)
-------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
Proceeds from notes payable                                                    12,618,779             91,404
Payments on notes payable                                                     (14,874,760)                 -
Proceeds from notes payable related parties                                     4,075,012                  -
Proceeds from accrued liabilities to related parties                                2,000                  -
Proceeds from issuance of common stock                                                  -            304,456
-------------------------------------------------------------------------------------------------------------
Net Cash From Financing Activities                                              1,821,031            395,860
-------------------------------------------------------------------------------------------------------------
Effect of Exchange Rate Changes on Cash                                             7,382             (3,714)
-------------------------------------------------------------------------------------------------------------
Net Increase in Cash                                                               85,176              4,190
Cash at Beginning of Period                                                         4,190                  -
-------------------------------------------------------------------------------------------------------------
Cash at End of Period                                                        $     89,366       $      4,190
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


Business Condition - The Company has no proven mineral reserves that conform to U.S. accounting standards and has only limited ore and Mamyt brown coal production from its Kempirsai deposit since its acquisition on May 31, 2005. The Gornostai deposit has not yet entered the development stage with respect to its mineral interests, and has no production. There has been only limited revenue from the Kempersai operations, and the Company has incurred a net loss of $1,203,254 and $245,090 for the years ended December 31, 2005 and 2004, respectively. In addition, current liabilities exceeded current assets by $3,816,963 and $179,124 at December 31, 2005 and 2004, respectively. Management expects to generate sufficient cash to fund its current activities by issuing equity securities and receiving financial assistance, if needed, from its shareholders. There is no assurance, however, that funds can be raised or that the shareholders will have the ability to raise the capital or provide financial assistance to the Company. These matters raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.


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

Deferred tax assets and liabilities were as follows:

December 31,                                          2005                 2004
--------------------------------------------------------------------------------

Tax loss carryforward                         $    718,392            $ 106,710
Property and equipment                            (803,003)              (4,457)
Asset retirement obligation                        250,152              202,638
Mineral property rights                         (2,080,040)                   -
Asset retirement cost                             (149,837)                   -
Long-term debt and discount                       (239,949)                   -
Valuation allowance                                      -             (304,891)
--------------------------------------------------------------------------------

Total deferred tax liabilities                $ (2,304,285)           $       -
================================================================================


The following is a reconciliation of the amount of tax that would result from applying the federal rate to pretax income with the provision for income taxes at December 31, 2005:

                       BEKEM METALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005



For the Year Ended December 31,                                     2005
--------------------------------------------------------------------------------
Tax at US Federal statutory rate (34%)                          $ (627,420)
Change in valuation allowance                                     (107,721)
Effect of higher effective tax rates                              (153,004)
--------------------------------------------------------------------------------
Deferred tax benefit                                            $ (888,145)
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

NOTE 13 - COMMON STOCK

The Company entered into an investment agreement with investors on July 9, 2004 under which the Company issued 14,000,000 common shares for cash proceeds of $304,456, or $0.014 per share, received through August 12, 2004. Of the shares issued, 8,400,000 were issued to the controlling shareholder for cash proceeds of $182,674. The Company issued 21,000,000, common shares, on November 19, 2004, 12,600,000 of which were issued to the controlling shareholder, in exchange for 60% of the equity of Kaznickel as further described in Note 2. The aggregate shares issued in exchange for the equity of Kaznickel were valued at $304,456, or $0.014 per share, based upon the value for which investors received common shares for cash.

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