Form 10QSB
period 2006-03-31
BEKEM METALS INC
filed 2006-05-19
CIK 1223550

                                  United States
                       Securities and Exchange Commission
                              Washington, DC 20549

                                   FORM 10-QSB

                  Quarterly Report Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

         For the Quarter Ended                     Commission File Number
             March 31, 2006                                0-50218

                              BEKEM METALS, INC.
             (Exact name of registrant as specified in its charter)

                                     UTAH
          (State or other jurisdiction of incorporation or organization

                                  87-0669131
                      (I.R.S. Employer Identification No.)

         170 Tchaikovsky Street, 4th Floor, Almaty, Kazakhstan 050000
                    (Address of principal executive offices)

                               +7 3272 582 386
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

As of May 15, 2006, the issuer had 100,088,888 shares of its $0.001 par value common stock outstanding.

                                      INDEX

                                Bekem Metals, Inc
                                   Form 10-QSB
                      For The Quarter Ending March 31, 2006

Part I. Financial Information Page

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets (Unaudited)
                    as of March 31, 2006 and December 31, 2005               2

                  Condensed Consolidated Statements of Operations
                    (Unaudited) for the Three Months Ended
                    March 31, 2006 and 2005                                  3

                  Condensed Consolidated Statements of Cash Flows
                    (Unaudited) for the Three Months Ended
                    March 31, 2006 and 2005                                  4

                  Notes to the Unaudited Condensed Consolidated
                    Financial Statements                                     5

         Item 2.  Management's Discussion and Analysis                      15

         Item 3.  Controls and Procedures                                   27

Part II.  Other Information

         Item 6.  Exhibits                                                  28

         Sgnatures                                                          28

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                       BEKEM METALS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                           March 31,        December 31,
                                                                                2006                2005
---------------------------------------------------------------------------------------------------------
ASSETS

Current Assets
Cash                                                                    $    134,392        $     89,366
Trade accounts receivable                                                     17,267              18,657
Prepaid expenses                                                              11,873                   -
Related party receivables                                                     54,733              42,393
Inventories                                                                  366,457             337,030
VAT Recoverable                                                               86,408              61,936
---------------------------------------------------------------------------------------------------------
Total Current Assets                                                         671,130             549,382
---------------------------------------------------------------------------------------------------------

Mineral property rights - net                                              8,185,024           7,877,078
Property, plant and equipment (net of accumulated
    depreciation of $37,644 and $25,436)                                   3,204,328           3,061,290
Long term deferred expenses                                                   39,445              37,606
Other assets                                                                   3,830               1,635
---------------------------------------------------------------------------------------------------------
Total Assets                                                            $ 12,103,757        $ 11,526,991
---------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable                                                        $    335,487        $    424,306
Accrued expenses                                                             380,308             276,291
Due to related party                                                           2,314               5,518
Current portion of long-term notes payable                                 4,529,791           3,660,230
---------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                  5,247,900           4,366,345

Deferred tax liabilities                                                   2,439,240           2,304,285
Long-term notes payable, net of discount                                     849,991             797,178
Long-term notes payable - related parties                                  4,175,012           4,075,012
Asset Retirement Obligation                                                  886,971             833,840
---------------------------------------------------------------------------------------------------------
Total Liabilities                                                         13,599,114          12,376,660
---------------------------------------------------------------------------------------------------------
Shareholders' Equity
Preferred stock; $0.001 par value, 20,000,000 shares
   authorized, no shares outstanding                                               -                   -
Common stock; $0.001 par value, 150,000,000 shares
authorized, 100,088,888  and 100,088,888 shares outstanding                  100,089             100,089
Additional paid-in capital                                                   515,879             515,879
Deficit accumulated during the development stage                          (2,064,542)         (1,448,344)
Cumulative transulation adjustment                                           (46,783)            (17,293)
---------------------------------------------------------------------------------------------------------
Total Shareholders' Equity                                                (1,495,357)           (849,669)
---------------------------------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity                              $ 12,103,757        $ 11,526,991
=========================================================================================================

               The accompanying notes are an integral part of these financial statements.

                                                      2

                                       BEKEM METALS, INC. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (UNAUDITED)

For the Three Months Ended March 31,                                                  2006                   2005
------------------------------------------------------------------------------------------------------------------

Revenue                                                                       $     64,642            $         -
------------------------------------------------------------------------------------------------------------------

Operational Expenses
Cost of products sold                                                               29,410                      -
General and administrative expenses                                                357,538                 93,005
Exploratory costs                                                                   60,929                 86,756
Accretion expense                                                                   17,544                 17,025
Depreciation expense                                                                18,158                  2,026
Research and development                                                           293,009                      -
------------------------------------------------------------------------------------------------------------------

Total Expenses                                                                     776,588                198,812
------------------------------------------------------------------------------------------------------------------

Loss From Operations                                                              (711,946)              (198,812)

Other Income (Expense)
Other income                                                                       (35,947)                     -
Interest expense                                                                   (64,898)                     -
Transulation adjustment                                                            (43,462)                     -
Exchange rate gain (loss)                                                          240,055                    568
------------------------------------------------------------------------------------------------------------------
Net Other Income (Expense)                                                          95,748                    568
==================================================================================================================

Net Loss                                                                      $   (616,198)           $  (198,244)
==================================================================================================================

Basic and Diluted Loss per Common Share                                       $      (0.01)           $     (0.01)
==================================================================================================================

Weighted-Average Shares used in
  Basic and Diluted Loss per Common Share                                      100,088,888             38,300,000
==================================================================================================================

                    The accompanying notes are an integral part of these financial statements.

                                                       3

                                       BEKEM METALS, INC. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                                   (UNAUDITED)

For the Three Months Ended March 31,                                              2006                    2005
---------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
Net loss                                                                    $ (616,198)             $ (198,244)
Adjustments to reconcile net loss to net cash provided
  by operating activities:
    Depreciation and amortization                                               18,158                   2,026
    Depreciation and accretion expense on
      asset retirement obligation                                               17,544                  17,025
    Interest expense from debt discount                                         46,734                       -
    Foreign currency exchange loss (gain)                                      289,765                  (7,334)
    Change in operating assets and liabilities:
      Accounts receivable                                                       (1,390)                      -
      Inventory                                                                (29,427)                 (4,328)
      Prepaid expenses and other current assets                                (40,379)                 (5,417)
      Accounts payable and accrued liabilities                                  11,994                  89,169
      Deferred grant revenue                                                         -                    (849)
---------------------------------------------------------------------------------------------------------------
Net Cash Used in Operating Activities                                         (303,199)               (107,952)
---------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
Purchase of property and equipment                                            (469,142)                 (1,152)
Purchase of Kaznickel and Bekem
  Metals, Inc., net of cash acquired                                                 -                   2,648
Increase in receivable from related parties                                    (12,340)                 (1,061)
---------------------------------------------------------------------------------------------------------------
Net Cash Provided by (Used in) Investing Activities                           (481,482)                    435
---------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
Proceeds from notes payable                                                  1,084,914                 102,101
Proceeds from notes payable - related parties                                  100,000                  20,958
Payments on notes payable                                                     (353,213)                      -
---------------------------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                                      831,701                 123,059
---------------------------------------------------------------------------------------------------------------
Effect of Exchange Rate Changes on Cash                                         (1,995)                   (240)
---------------------------------------------------------------------------------------------------------------
Net Increase in Cash                                                            45,025                  15,302
Cash at Beginning of Period                                                     89,366                   4,190
---------------------------------------------------------------------------------------------------------------
Cash at End of Period                                                       $  134,391              $   19,492
===============================================================================================================

Supplemental Cash Flow Information
---------------------------------------------------------------------------------------------------------------
Non Cash Investing and Financing Activities:
  Fair value of assets acquired                                             $        -              $    4,471
  Fair value of shares issued for acquisitions                                       -                 (11,706)
---------------------------------------------------------------------------------------------------------------
  Liabilities Assumed                                                       $        -              $   16,177
===============================================================================================================

                    The accompanying notes are an integral part of these financial statements.

                                                       4

                       BEKEM METALS, INC. AND SUBSIDIARIES
                         (An Exploration Stage Company)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005

NOTE 1 - BASIS OF PRESENTATION AND NATURE OF BUSINESS

Interim Financial Information -- The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the
Securities and Exchange Commission. Accordingly, they are condensed and do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. The accompanying financial statements should be read in conjunction with the Company's most recent audited financial statements included in the Company's annual report on Form 10-KSB filed for the year ended December 31, 2005. Operating results for the three-month period ended
March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

Business Condition - The Company has no proven mineral reserves that conform to
U.S. accounting standards and has only limited ore and Mamyt brown coal production from its Kempirsai deposit since its acquisition on May 31, 2005. The
Gornostai deposit has not yet entered the development stage with respect to its mineral interests, and has no production. There has been only limited revenue from the Kempersai operations, and the Company has incurred a net loss of
$616,198 and $198,244 for the quarters ended March 31, 2006 and 2005, respectively. In addition, current liabilities exceeded current assets by
$4,576,770 and $3,816,963 at March 31, 2006 and 2005, respectively. Management expects to generate sufficient cash to fund its current activities by issuing equity securities and receiving financial assistance, if needed, from its shareholders. There is no assurance, however, that funds can be raised or that the shareholders will have the ability to raise the capital or provide financial assistance to the Company. These matters raise substantial doubt about the
Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

        ----------------------------------------------------------------
        Mineral interest rights                            $    132,432
        Purcdhased exploration costs                            251,286
        Deferred tax liability                                  (38,718)
        ----------------------------------------------------------------
        Minority Shareholders' Interests Acquired          $    345,000
        ================================================================

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

        --------------------------------------------------------------------
        Current Assets                                        $     469,379
        Unproved mineral property rights                          7,034,321
        Asset retirement costs of the mineral rights                 86,852
        Buildings, constructions machinery and equipment          3,068,786
        --------------------------------------------------------------------
            Total assets acquired                                10,659,338
        --------------------------------------------------------------------
        Current liabilites                                          717,527
        Asset retirement obligation                                  97,223
        Notes payable, net of discount of $917,737                6,541,670
        Deferred tax liabilities assumed                          3,202,918
        --------------------------------------------------------------------
            Total liabilites assumed                             10,559,338
        --------------------------------------------------------------------
        Net Assets Acquired                                   $     100,000
        ====================================================================

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

        --------------------------------------------------------------------
        Current Assets                                        $     231,674
        Mineral property rights                                     267,660
        Asset retirement costs of the mineral rights                474,936
        Property and equipment                                       21,573
        --------------------------------------------------------------------
            Total assets acquired                                   995,843
        --------------------------------------------------------------------
        Current liabilites                                          (25,468)
        Asset retirement obligation                                (665,919)
        --------------------------------------------------------------------
            Total liabilites assumed                               (691,387)
        Minority Shareholders' interests                           (121,782)
        --------------------------------------------------------------------
        Net Assets Acquired                                   $     182,674
        ====================================================================

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

Kempirsai Deposit
Bekem acquired two contracts to explore for and extract minerals in connection with the purchase of KKM. One contract is for the exploration and extraction of nickel and cobalt ore from deposits located in an approximately 575,756 acre site in the northwest area of the Republic of Kazakhstan approximately 130 kilometers northwest of the city of Aktobe, Kazakhstan, near the town of
Badamsha, referred to as the "Kempirsai" deposit through October 12, 2011. The other contract is for the exploration and extraction of Mamyt brown coal at a site located within 40 kilometers of the Kempirsai deposit through December 11,
2018. The contracts may be extended upon agreement between KKM and the Geology and Minerals Resources Committee of the Ministry of Energy and Minerals
Resources of the Republic of Kazakhstan. The Kempirsai contract requires the
Company to pay royalty payments equal to 2.21% of gross ore sales. The Mamyt brown coal contract requires a royalty payment equal to nine tenths of one percent of gross coal sales. Both contracts require the Company to pay an excess profits tax ranging from 4 to 30 percent based upon the reaching of an internal rate of return (as defined in the contracts) ranging from 22 to 30 percent. The allocated purchase price of the mineral interest included a capitalized amount of an acquired asset retirement obligation. The asset retirement cost is depleted over the life of the contract from the date of acquisition.

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net, were as follows:

                                              March 31,          December 31,
                                                 2006                2005
--------------------------------------------------------------------------------
Buildings                                     $ 2,150,069         $ 2,062,865
Machinery and equipment                         1,086,255             970,005
Other fixed assets                                  5,648              53,856
--------------------------------------------------------------------------------
                                                3,241,972           3,086,726
Less: Accumulated Depreciaiton                    (37,644)            (25,436)
--------------------------------------------------------------------------------
Net Property and Equipment                    $ 3,204,328         $ 3,061,290
================================================================================

NOTE 5 - RELATED PARTY TRANSACTIONS

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

On 18 January 2006, the Company signed the financial aid agreement with Balmont
Trading S.A (see Note 7).

Because the notes are denominated in Tenge, the balance reported on the financial statements fluctuates based upon ending exchange rates.

NOTE 6 - LONG-TERM DEBT

Long-term debt consists of the following:

                                                           March 31,             December 31,
                                                             2006                   2005
---------------------------------------------------------------------------------------------
Note payable to a company bearing interest at 0%;
   imputed interest of 22%; denominated in U.S.
   dollars; due April 2009; unsecured;                        $ 497,818            $ 497,818
Note payable to a company bearing interest at 3%;
   imputed interest of 22%; denominated in U.S.
   dollars; due April 2010; unsecured;                          550,000              550,000
Note payable to a company bearing interest at 0%;
   imputed interest of 22%; denominated in U.S.
   dollars; due August 2008; unsecured;                         485,951              485,951
Note payable to a company bearing interest at
   LIBOR plus 2% (6.39% at December 31, 2005);
   imputed interest of 22%; denominated in U.S.
   dollars; due March 2010; unsecured;                          100,000               60,000
Notes payable to companies bearing interest at 0%;
   imputed interest of 22%; due on demand; unsecured;         3,638,583            3,018,032
Bank overdraft bearing interest at 14%;
   due on demand; unsecured;                                     30,918               29,709
Note payable to a company bearing interest at 16%;
   due on demand; unsecured;                                          -               52,286
Note payable to a company bearing interest at 5%;
   due on demand; unsecured;                                    697,548              560,203
Note payable to a company bearing interest at 0%;
   due on demand; unsecured;                                    150,000                    -
---------------------------------------------------------------------------------------------
Total Long-term Debt                                          6,150,818            5,253,999
Less: Current Portion                                        (4,517,049)          (3,660,230)
Less: Debt discount                                            (783,778)            (796,591)
---------------------------------------------------------------------------------------------
Long-term Debt - Net of Current Portion                       $ 849,991              797,178
=============================================================================================

NOTE 7 - LONG-TERM DEBT - RELATED PARTIES

Long-term debt to related parties consists of the following:

                                                           March 31,             December 31,
                                                             2006                   2005
---------------------------------------------------------------------------------------------
Notes payable to related companies bearing interest
   at 6.29%; due August 2008; unsecured;                    $ 1,710,012          $ 1,710,012
Note payable to related company bearing interest
   at 6.29%; due August 2010; unsecured;                      2,288,000            2,288,000
Notes payable to related companies bearing interest
   at 6.29%; due May 2008; unsecured;                            77,000               77,000
Notes payable to related company bearing interest
   at 0%, due on 18 May 2007                                    100,000
---------------------------------------------------------------------------------------------
Total Long-term Debt                                          4,175,012            4,075,012
Less: Current Portion
---------------------------------------------------------------------------------------------
Long-term Debt - Net of Current Portion                     $ 4,175,012          $ 4,075,012
=============================================================================================

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

On 18 January 2006, the Company signed the financial aid agreement with Balmont
Trading S.A. Under this agreement the Company borrowed $100,000 for the period of 16 months from the date of signing the agreement which may be reduced or extended.

The Company has agreed to repay these loans out of the first funds raised by
BMI.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

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

NOTE 9 - SUBSEQUENT EVENTS

         In May 2006, the Company purchased equipment from a third party for
$2,000,000, which will be used in KKM's pilot plant. The Company anticipates capitalizing the equipment and placing it in service on June 15, 2006, the date the pilot plant is scheduled to begin production. In connection with the equipment acquisition, the Company issued the third party a note payable for
$2,000,000.

Item 2.  Management's Discussion and Analysis

         For a complete understanding, this Plan of Operations should be read in conjunction with the Financial Statements and Notes to the Financial Statements
contained in this Form 10-QSB and our Form 10-KSB for the year ended December
31, 2005, as amended.

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

         Overview

         Bekem Metals, Inc., (hereinafter referred to as "us," "we," the
"Company" or "Bekem") is engaged in the exploration, extraction, refining and marketing of nickel, cobalt and brown coal in the Republic of Kazakhstan.

         We incorporated in the state of Utah under the name EMPS Research
Corporation on January 30, 2001. We changed our name to Bekem Metals, Inc., on
March 16, 2005 following our acquisition of Condesa Pacific, S.A., a British
Virgin Islands international business company, and its wholly owned subsidiary
Kaznickel, LLP ("Kaznickel") in January of 2005. The primary asset of Kaznickel is an exploration and production concession issued by the government of the
Republic of Kazakhstan which grants Kaznickel the exclusive right, through
February 2026, to explore for and engage in test production of nickel, cobalt and other minerals in a 4,950 hectare (12,232 acre) area in northeastern
Kazakhstan known as the Gornostai deposit.

         On October 24, 2005, we entered into an agreement whereby we acquired
Kazakh Metals, Inc., a British Virgin Islands international business company,
("KMI") in exchange for 61,200,000 of our common shares. KMI has a wholly owned subsidiary Kyzyl Kain Mamyt LLP, a Kazakhstan limited liability partnership,
("KKM"), which holds the exclusive licenses to extract and process nickel and cobalt ore from its Kempirsai deposit and brown coal from its Mamyt deposit in northwestern Kazakhstan. Under the applicable accounting reporting rules, KMI was considered the accounting acquirer.

Company Structure

Bekem Metals, Inc.
(Wholly owns)
Kazakh Metals, Inc., a BVI international business
Condesa Pacific, S.A., a BVI international business
(Wholly owns)
(Wholly owns)
Kyzyl Kain Mamyt LLP, a Kazakhstan limited liability partnership
Kempirsai Concession
Western Kazakhstan (575,756 acres)
Mamyt Concession
Western Kazakhstan (117 acres)
Kaznickel, LLP, a Kazakhstan limited liability partnership
Gornostai Concession
Eastern Kazakhstan (12,232 acres)

Results of Operations

Three months ended March 31, 2006 compared to the three months ended
March 31, 2005

         Since inception we have generated only limited revenue from operations.
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

         As you read this Results of Operations section it is important to keep in mind that during the fourth quarter of fiscal 2005 we acquired KMI and its operating subsidiary KKM. While KKM has not engaged in significant operations in recent years, it has engaged in significantly greater operations than Bekem or
Kaznickel. Prior to the acquisition of KMI, we were engaged in exploration of our Gornostai deposit. However, because of a lack of funds our exploration activities were limited. The increases in revenue and expenses during the three months ended March 31, 2006 compared to the three months ended March 31, 2005 is the result of acquisition of KKM and not the result of increased operations of
Bekem or Kaznickel.

         Revenue

         During first quarter 2006 we earned revenue of $64,642 primarily from the sale of brown coal and providing different services by using existing machinery and equipment. By comparison, in first quarter 2005 we realized no revenue. During the first quarter 2005 we acquired our first nickel property and our operations during the quarter were limited to exploratory drilling of our
Gornostai deposit. By comparison, with the acquisition of KMI and its wholly-owned, operating subsidiary, KKM during the fourth quarter 2005, we engaged in the extraction and sale of ore and brown coal, which resulted in the generation of revenue. We anticipate revenue during the 2006 fiscal year will be lower throughout the year as compared to the 2005 fiscal year because we do not expect to sell any significant quantities of ore or coal in 2006.

         Cost of Product Sold

         We realized cost of product sold of $29,410 during the three months ended March 31, 2006 and no cost of product sold during the comparable 2005 period. This increase in cost of product sold is the direct result of our acquisition of KKM and its active operations. As discussed above, during the first quarter 2005 we engaged in very limited mining operations. We anticipate cost of product sold during the balance of the 2006 fiscal year to be lower than during the 2005 fiscal year because we do not expect to sell any significant quantities of ore or coal during the 2006 fiscal year.

         General and Administrative Expenses

         With the acquisition of KKM during the fourth quarter 2005, our general and administrative expenses during the three months ended March 31, 2006 increased to $357,538 from $93,005 during the first quarter 2005. This significant increase in general and administrative expenses in the first quarter
2006 is attributable to the significant increase in employees and employee-related costs due to the acquisition of KKM, as well as costs associated with having operations in both northeastern and northwestern
Kazakhstan, including increased office rents and travel expenses. During the remainder of the 2006 fiscal year we expect general and administrative expenses will continue to increase at about the same or a more accelerated rate as we continue our efforts to ramp up mining and processing operations.

         Accretion Expense

         Accretion expense was nearly unchanged during the three months ended
March 31, 2006 compared to the three months ended March 31, 2005 increasing 3%.
We believe accretion expense will continue to remain fairly constant in upcoming fiscal quarters.

         Depreciation Expenses

         During the first quarter 2006 we realized depreciation expense of
$18,158 compared to $2,206 during the first quarter 2005. With the acquisition of KKM, we also acquired the assets of KKM, which includes equipment, buildings, machinery, etc. that we did not own during the first quarter 2005. We expect increases in depreciation expense during the second and third quarter of fiscal
2006 to remain at levels more or less consistent with the increased experienced during the first quarter 2006.

         Research and development costs

         We realized research and development costs of $293,009 during the first quarter 2006 related to the development of our pilot processing plant. By comparison, we incurred no research and development costs during the first quarter 2005. We expect our research and development costs to increase by more than $500,000 as we plan to start testing the pilot processing plant

         Total Expenses

         As a result of our acquisition of KKM our total expenses increased from
$198,812 during the three months ended March 31, 2005 to $776,588 during three months ended March 31, 2006. We expect our total expenses during the rest of
2006 will continue to increase as we ramp up our business.

         Loss from Operations

         During the three months ended March 31, 2006 we experienced a loss from operations of $711,946 compared to a loss of $198,812 during the three months ended March 31, 2005. This dramatic increase in loss from operations during the first quarter 2006 is the result of our acquisition of KKM and its active operations during the first quarter 2006, whereas in the first quarter 2005 we engaged in limited operations and incurred fewer expenses. We expect we will continue to generate losses from operations until such time as we engage in significant ore production.

         Net Loss

         For all of the foregoing reasons, during the three months ended March
31, 2006 we experienced a net loss of $616,198 compared to a net loss of
$198,244 during the three months ended March 31, 2005. We anticipate we will continue to experience increasing net losses until we are able to engage in significant nickel and cobalt ore extraction, processing and sales. We do not expect to be engaged in significant ore extraction and processing prior to the
2008 fiscal year.

Liquidity and Capital Resources

         Our capital resources have consisted primarily of funds we have borrowed from related and non-related parties. We anticipate the need for substantial additional capital resources in the upcoming twelve months, which will likewise consist primarily of funds raised in financing activities and debt.

         During the first quarter 2006 and 2005 cash was primarily used to fund operations. See below for additional discussion and analysis of cash flow.

                                              Three months ended      Three months ended
                                                 March 31, 2006          March 31, 2005
                                              ------------------      ------------------
Net cash used in operating activities                $(303,199)             $(107,952)
Net cash provided by/(used) in investing
  activities                                          (481,482)                   435
Net cash provided by financing activities              831,701                123,059
                                                     ---------              ---------
NET INCREASE IN CASH                                 $  45,052              $  15,302
                                                     =========              =========

         During the three months ended March 31, 2006 net cash used in operating activities was $303,199, compared to net cash used in operating activities of
$107,952 during the three months ended March 31, 2005. This increase in net cash used in operating activities is primarily attributable to increases in general and administrative expenses and research and development costs, which are largely attributable to our acquisition of KMI and its operation subsidiary KKM.

        During the first quarter 2006 we used $481,482 in investing activities, most of which was used to acquire property and equipment. By comparison, during the first quarter 2005 we realized net cash from operating activities of $435.
This change in net cash provided by investing activities is again related to our acquisition of KKM during the fourth quarter 2005. Subsequent to the quarter end, in May 2006, we purchased equipment for the KKM pilot plant from a third party for $2,000,000. We anticipate capitalizing the equipment and placing it in service on June 15, 2006, the date the pilot plant is scheduled to begin production. In connection with the equipment acquisition, we issued the third party a note payable for $2,000,000.

         Net cash provided by financing activities in during the three months ended March 31, 2006 was $831,701 compared to net cash provided by financing activities of $123,059 during the three months ended March 31, 2005. During the first quarter 2006 borrowing from related and non-related parties increased significantly as we sought loans to fund the development of our pilot processing plant.

Plan of Operations

         We have developed a plan of operations that should allow it to begin production in 2007, assuming adequate funding can be obtained. To fund operations during 2006, we estimate we will need approximately
$14,000,000-28,000,000. We plan to seek this funding through private equity investments. If we are successful in raising $28,000,000 we intend to allocate the funds as follows.

Operations

         Drilling

         We will allocate approximately $3,500,000 to drilling and exploration.
This includes drilling of approximately 34,500 meters of the left and right banks of the Gornostai deposit. Estimated drilling costs include both direct and indirect drilling costs, including geologist fees and costs for site supervisors, geological data processors, core sample takers, topographers, site procurement specialists, etc.

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

Acquisitions

         We plan to spend approximately $3,000,000 to acquire additional nickel and cobalt ore deposits in Northeastern and Northwestern Kazakhstan.

Professional Fees

         We expect to incur approximately $300,000 in expenses to our financial auditors and securities attorneys during the next twelve months.

Administrative Expenses

         We plan to allocate approximately $3,000,000 for administrative expenses during the next twelve months, which include expenses of maintaining offices in the United States and Kazakhstan, for salaries and taxes.

Loan Repayment

         We will allocate approximately $10,000,000 to retire loans provided to us through notes payable by related and non-related parties to finance operation and construction of the pilot plant.

Working Capital

         We plan to allocate $2,800,000 for working capital for the next twelve months. This will be used to finance our operations at the Kempirsai and
Gornostai deposits.

         In the event we are unable to raise the full $28,000,000, priority will be given to drilling and design and engineering expenses, with funds being allocated as management determines in its business judgment to be in the best interest of the Company. For additional details, please see Use of Proceeds on page 30.

Summary of Material Contractual Commitments

         The following table lists our significant commitments as of December
31, 2005:

                                                                 Payments Due by Fiscal Year
                                                       ------------------------------------------------
                                                           Less than         1-3            3-5
Contractual Commitments                  Total               1 year         years          years       Thereafter
-----------------------------------------------------------------------------------------------------------------------

Notes Payable                           $ 5,253,999        3,660,230        983,769        610,000         -0-
Notes  Payable - Related Party          $ 4,075,012              -0-      1,787,012      2,288,000         -0-
Due to the Government of the
  Republic of Kazakhstan(1)             $   831,580              -0-        831,580            -0-         -0-
Operating Leases                        $   103,160           96,660          6,500            -0-         -0-
                                        -----------       ----------     ----------     ----------       ------
         Total                          $10,263,751       $3,756,890     $3,602,361     $2,898,000         -0-
                                        ===========       ==========     ==========     ==========       ======

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

         For us to maintain our rights under the exploration license held by
Kaznickel and the production license held by KKM, we must satisfy the work program requirements of the MEMR. Each year we must submit a proposed annual work program under each license to the MEMR. This annual work program must be reviewed and approved by the MEMR. If we fail to meet the minimum work program requirements, we could lose our licenses. Under the current work program for
Kaznickel, we must drill at least 17,498 meters in 2006. The current work program under the KKM licenses calls for KKM to extract the following amounts of ore for processing and brown coal through 2011.

                                    Tons of Ore         Tons of Brown Coal
                                    -----------         ------------------
                      2006               -0-                    20,000
                      2007           175,000                    60,000
                      2008           350,000                   200,000
                      2009         1,000,000                   200,000
                      2010         1,000,000                   200,000
                      2011         1,000,000                   200,000

         To date, we have met the minimum obligations under the minimum work programs of our subsidiaries. Should we fail to complete the minimum work program in some year, the MEMR could review the work program, request an update and amendment to the work program or even recall our license.

         We are confident of our ability to satisfy the obligations of the minimum work programs of our subsidiaries in the future.

Off-Balance Sheet Financing Arrangements

         As of March 31, 2006 and 2005 we had no off-balance sheet financing arrangements.

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
                                    Sarbanes-Oxley Act of 2002

                  Exhibit 32.2      Certification of Principal Financial Officer
                                    pursuant to Section 906 of the
                                    Sarbanes-Oxley Act of 2002

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  BEKEM METALS, INC.

May 19, 2006                                      By:  /s/ Marat Cherdabayev
                                                     ---------------------------
                                                     Marat Cherdabayev,
                                                     Principal Executive Officer

May 19, 2006                                      By:  /s/ Yermek Kudabayev
                                                     ---------------------------
                                                     Yermek Kudabayev,
                                                     Principal Financial Officer

