Form 10QSB
period 2006-06-30
BEKEM METALS INC
filed 2006-08-14
CIK 1223550

                                  United States
                       Securities and Exchange Commission
                              Washington, DC 20549

                                   FORM 10-QSB

                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the Six Months Ended                                  Commission File Number
     June 30, 2006                                                 0-50218

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

Check whether the Issuer is a shell company (as defined by Rule 12b-2 of the
Exchange Act) Yes [ ] No [X]

As of August 7, 2006, the issuer had 124,088,888 shares of its $0.001 par value common stock outstanding.

                                      INDEX

                                Bekem Metals, Inc
                                   Form 10-QSB
                     For The Six Months Ending June 30, 2006

Part I.  Financial Information                                              Page

         Item 1. Financial Statements

                 Condensed Consolidated Balance Sheets (Unaudited)
                   as of June 30, 2006 and December 31, 2005                   3

                 Condensed Consolidated Statements of Operations (Unaudited)
                   for the Three Months and Six Months Ended June 30, 2006
                   and 2005                                                    4

                 Condensed Consolidated Statements of Cash Flows (Unaudited)
                   for the Six Months Ended June 30, 2006 and 2005             5

                 Notes to the Unaudited Condensed Consolidated Financial
                   Statements                                                  6

         Item 2. Management's Discussion and Analysis                         18

         Item 3. Controls and Procedures                                      31

Part II.  Other Information

         Item 2. Unregistered Sales of Equity Securities and
                   Use of Proceeds                                            32

         Item 6. Exhibits                                                     32

         Signatures                                                           32

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                       BEKEM METALS, INC. AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                                   (UNAUDITED)

                                                                                    June 30,          December 31,
                                                                                        2006                  2005
----------------------------------------------------------------------- --------------------- ---------------------
ASSETS

Current Assets
Cash                                                                            $    280,735          $     89,366

Trade accounts receivable                                                              5,673                18,657

Prepaid expenses and other current assets                                            322,874                     -

Related party receivables                                                             26,866                42,393
Inventories                                                                          390,634               337,030

VAT recoverable                                                                      184,542                61,936
----------------------------------------------------------------------- --------------------- ---------------------
Total Current Assets                                                               1,211,324               549,382
----------------------------------------------------------------------- --------------------- ---------------------

Long-term deferred expenses                                                           21,320                37,606
Property, plant and equipment (net of accumulated
 depreciation of $48,342 and $25,436)                                              5,466,534             3,061,290
Other assets                                                                          35,039                 1,635
Mineral property rights - net                                                      8,843,574             7,877,078
----------------------------------------------------------------------- --------------------- ---------------------
Total Assets                                                                    $ 15,577,791          $ 11,526,991
======================================================================= ===================== =====================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable                                                                $    444,192          $    424,306
Accrued expenses                                                                     811,848               276,291
Due to related party                                                                   5,310                 5,518
Current portion of long-term notes payable                                         6,823,076             3,660,230
Current portion of long-term notes payable - related parties                         772,000                     -
----------------------------------------------------------------------- --------------------- ---------------------
Total Current Liabilities                                                          8,856,428             4,366,345
----------------------------------------------------------------------- --------------------- ---------------------

Deferred tax liabilities                                                           2,715,440             2,304,285
Long-term notes payable, net of discount                                             103,605               797,178
Long-term notes payable - related parties                                          5,174,943             4,075,012
Asset retirement obligation                                                          979,260               833,840
----------------------------------------------------------------------- --------------------- ---------------------
Total Liabilities                                                                 17,696,751            12,376,660
----------------------------------------------------------------------- --------------------- ---------------------

Shareholders' Equity (Deficit)
Preferred stock; $0.001 par value, 20,000,000 shares
 authorized, no shares outstanding                                                         -                     -
Common stock; $0.001 par value, 150,000,000 shares
 authorized, 100,088,888 shares outstanding                                          100,089               100,089
Additional paid-in capital                                                           515,879               515,879
Accumulated deficit                                                               (2,615,308)           (1,448,344)
Cumulative translation adjustment                                                   (119,620)              (17,293)
----------------------------------------------------------------------- --------------------- ---------------------
Total Shareholders' Equity (Deficit)                                              (2,118,960)             (849,669)
----------------------------------------------------------------------- --------------------- ---------------------
Total Liabilities and Shareholders' Equity (Deficit)                            $ 15,577,791          $ 11,526,991
======================================================================= ===================== =====================

                   The accompanying notes are an integral part of these financial statements.

                                                       3

                                       BEKEM METALS, INC. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (UNAUDITED)

                                                   For the three months ended               For the six months ended
                                                            June 30,                                  June 30,
                                            ------------------------------------------ ----------------------------------------
                                                    2006                  2005                 2006                2005
------------------------------------------- ---------------------- ------------------- --------------------- ------------------

Revenue                                             $       4,885      $            -         $      69,527      $           -
------------------------------------------- ---------------------- ------------------- --------------------- ------------------

Operational Expenses
Cost of product sold                                       36,461                   -                65,871                  -
General and administrative expenses                       564,550             120,862               922,088            194,816
Research and development costs                             93,402                   -               386,411                  -
Exploratory costs                                          57,336              81,759               118,265            187,566
Accretion expense                                          18,599              18,048                36,143             35,073
Depreciation expense                                       17,570               2,012                35,728              4,038
------------------------------------------- ---------------------- ------------------- --------------------- ------------------

Total Expenses                                            787,918             222,681             1,564,506            421,493
------------------------------------------- ---------------------- ------------------- --------------------- ------------------

Loss From Operations                                     (783,033)           (222,681)           (1,494,979)          (421,493)

Other Income (Expense)
Other income                                              (35,764)              2,258               (71,711)             3,108
Interest expense                                         (300,314)             (2,258)             (365,212)            (3,108)
Translation adjustment                                    (81,748)                  -              (125,210)                 -
Exchange rate gain                                        650,093               2,517               890,148              3,085
------------------------------------------- ---------------------- ------------------- --------------------- ------------------

Net Other Income                                          232,267               2,517               328,015              3,085
------------------------------------------- ---------------------- ------------------- --------------------- ------------------

Net Loss Before Taxes                                    (550,766)           (220,164)           (1,166,964)          (418,408)

Deferred tax benefit                                            -                   -                     -                  -
------------------------------------------- ---------------------- ------------------- --------------------- ------------------

Net Loss                                            $    (550,766)     $     (220,164)        $  (1,166,964)     $    (418,408)

Basic and Diluted Loss per Common
  Share                                             $       (0.01)     $        (0.01)        $       (0.01)     $       (0.01)
================================================================== =================== ===================== ==================

Weighted-Average Shares used in Basic and
  Diluted Loss per Common Share                       100,088,888          38,300,000           100,088,888         38,300,000
================================================================== =================== ===================== ==================

                   The accompanying notes are an integral part of these financial statements.

                                                         4

                                       BEKEM METALS, INC. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                   (UNAUDITED)

For the six months ended June 30                                                     2006                   2005
------------------------------------------------------------------- ----------------------  ---------------------
Cash Flows from Operating Activities
Net loss                                                                    $  (1,166,964)         $    (418,408)
Adjustments to reconcile net loss to
  net cash provided by operating activities:
  Depreciation and amortization                                                    23,216                  4,038
  Accretion expense on asset retirement obligations                                36,143                 40,597
  Interest expense from debt discount                                               5,020                      -
  Foreign currency exchange gain                                                 (890,148)                 3,085
  Loss on disposal of property and equipment                                       40,166                      -
  Change in operating assets and liabilities:
  Accounts receivable                                                              14,298                      -
  Inventories                                                                     (10,108)                (5,134)
  Prepaid expenses and other current assets                                      (357,687)                13,326
  Accounts payable and accrued liabilities                                        229,263                 52,687
  Deferred grant revenue                                                            2,415                 (2,565)
------------------------------------------------------------------- ----------------------  ---------------------
Net Cash From Operating Activities                                             (2,074,386)              (312,374)
------------------------------------------------------------------- ----------------------  ---------------------
Cash Flows from Investing Activities
Purchase of property and equipment, net                                        (1,940,755)                (1,487)
Cash acquired in acquisitions                                                                              2,648
Increase in related party payables                                               (416,880)
------------------------------------------------------------------- ----------------------  ---------------------
Net Cash From Investing Activities                                             (2,357,635)                 1,161
------------------------------------------------------------------- ----------------------  ---------------------
Cash Flows from Financing Activities
Proceeds from notes payable                                                     3,968,114                362,639
Payments on notes payable                                                        (481,558)                     -
Proceeds from notes payable related parties                                     1,005,031                      -
Proceeds from accrued liabilities to related parties                                3,000                 81,427
------------------------------------------------------------------- ----------------------  ---------------------
Net Cash From Financing Activities                                              4,494,587                444,066
------------------------------------------------------------------- ----------------------  ---------------------
Effect of Exchange Rate Changes on Cash                                           128,803                (12,389)
------------------------------------------------------------------- ----------------------  ---------------------
Net Increase in Cash                                                              191,369                120,464
Cash at Beginning of Period                                                        89,366                  4,190
=================================================================== ======================  =====================
Cash at End of Period                                                       $     280,735          $     124,654
=================================================================== ======================  =====================

Supplemental Cash Flow Information
Non Cash Investing and Financing Activities:
Fair value of assets acquired                                               $           -          $       4,471
Fair value of shares issued for
  acquisitions                                                              $           -          $      11,706
------------------------------------------------------------------- ----------------------  ---------------------
Liabilities Assumed                                                         $           -          $      16,177
------------------------------------------------------------------- ----------------------  ---------------------

                   The accompanying notes are an integral part of these financial statements.

                                                        5

                       BEKEM METALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            June 30, 2006 (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND NATURE OF BUSINESS

Interim Financial Information - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the
Securities and Exchange Commission. Accordingly, they are condensed and do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. The accompanying financial statements should be read in conjunction with the Company's most recent audited financial statements included in the Company's annual report on Form 10-KSB filed for the year ended December 31, 2005. Operating results for the six-month period ended
June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

The acquisition of the portion of the net liabilities of BMI relating to the common shares owned by the controlling shareholder was recorded at historical cost of $(161,998). The acquisition of the common shares of BMI purchased from the minority shareholders of BMI were recorded at their estimated fair value on the transaction date of $345,000. KMI accounted for the purchase of BMI similar to a pooling.

                       BEKEM METALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            June 30, 2006 (UNAUDITED)

The accompanying consolidated financial statements include the accounts of Bekem
Metals, Inc. ("BMI", "Bekem," or the "Company") and its wholly owned subsidiaries, Kazakh Metals, Inc. ("KMI"), Kyzyl Kain Mamyt LLP ("KKM"), Condesa
Pacific, S.A. ("Condesa"), and Kaznickel, LLP ("Kaznickel"). Intercompany
accounts and transactions have been eliminated in consolidation. The results of operations of the previously separate KMI and BMI were combined for all periods prior to the acquisition, with recognition of the minority interest in BMI, and the operations of BMI and KMI are consolidated from October 24, 2005.

Bekem Metals, Inc. - The combined financial statements include the accounts of
Condesa and Kaznickel, since the date of its acquisition by Condesa, and the accounts of Bekem Metals, Inc. since its acquisition by Condesa. Condesa was incorporated under the laws of the British Virgin Islands on March 5, 2004.
Condesa acquired Bekem Metals, Inc. in a reverse acquisition, on January 28,
2005.

Kazakh Metals, Inc. - The combined financial statements also include the accounts of KMI and its wholly-owned subsidiary, KKM, which it acquired on June
1, 2005 in a purchase business combination.

Name Change - On February 9, 2005, the Board of Directors of EMPS Research
Corporation approved, and the stockholders holding a majority of the outstanding shares of the company approved and ratified by written consent, a change in the company's name from EMPS Research Corporation to Bekem Metals, Inc. On March 16,
2005, the company filed an amendment to its Articles of Incorporation to affect the change.

Nature of Business

The Company is engaged in the acquisition, exploration, and production of mineral resource properties. Kaznickel owns the right to the Gornostayevskoye
("Gornostai") nickel and cobalt deposit located in the East Kazakhstan Oblast in northeast Kazakhstan. KKM holds exploration and production licenses from the government of Kazakhstan to a 163,770 hectare (404,682 acres) parcel, in the
Aktobe Oblast located in northwestern Kazakhstan. This deposit is referred to as the Kempirsai deposit. The licenses grant KKM the right to explore for and produce nickel and cobalt from deposits located within the territory through
October 12, 2011, which may be extended upon agreement between KKM and the
Geology and Minerals Resources Committee of the Ministry of Energy and Minerals
Resources (MEMR) of the Republic of Kazakhstan. KKM also holds a license to explore for and produce Mamyt brown coal from a deposit located within 40 kilometers of its cobalt and nickel deposit. This license expires on December
11, 2018 with further possible extensions.

                       BEKEM METALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            June 30, 2006 (UNAUDITED)

Business Condition - The Company has no proven mineral reserves that conform to
U.S. accounting standards and has had only limited ore and Mamyt brown coal production from its Kempirsai deposit since its acquisition on May 31, 2005. The
Gornostai deposit has not yet entered the development stage with respect to its mineral interests and has no production. There has been only limited revenue from the Kempirsai operations, and the Company has incurred a net loss of
$1,166,964 and $418,408 for the six-month periods ended June 30, 2006 and 2005, respectively. In addition, current liabilities exceeded current assets by
$7,645,102 and $3,816,963 at June 30, 2006 and December 31, 2005, respectively.
Management expects to generate sufficient cash to fund construction of a processing plant in 2006-2008 by issuing equity securities and receiving financial assistance, if needed, from its shareholders. Certain shareholders, however, have provided the Company with a $10,000,000 line of credit. See Note
7. In addition, subsequent to June 30, 2006, the Company raised $28,000,000 from the sale of equity securities. See Note 9.

Kempirsai Production Stage - The Kempirsai, or KKM, operations are considered to be in the production stage.

Gornostai Exploration Stage - The Gornostai, or Kaznickel, operations are considered to be in the exploration stage. Since its inception on March 5, 2004, the Company has devoted a substantial amount of effort in raising capital and acquiring Kaznickel, and then exploring for mineral property under its exploration contract. The mineral property has not reached a development or production stage and accordingly, no revenues from production of the property have been recorded. Therefore, these operations are considered to be in the development stage.

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

                       BEKEM METALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            June 30, 2006 (UNAUDITED)

              ------------------------------------------- ------------------
              Mineral interest rights                          $    132,432
              Purchased exploration costs                           251,286
              Deferred tax liability                                (38,718)
              ------------------------------------------- ------------------
              Minority Shareholders' Interests Acquired        $    345,000
              ------------------------------------------- ------------------

The value assigned to the intangible purchased exploration costs was written off and charged to operations on the date of the acquisition as exploration costs.
Intangible mineral interest rights assets acquired include the mineral property rights, which are capitalized until the production phase begins, subject to impairment considerations.

Acquisition of Kyzyl Kain Mamyt, LLC - On June 1, 2005, Kazakh Metals acquired
100% of the equity interests of Kyzyl Kain Mamyt, LLC (KKM) for the cash purchase price of $100,000. The former equity holders of KKM were not related parties. KKM operates in the Aktyubinsk region of northwestern Kazakhstan and has licenses to explore for, and is engaged in the production and sale of nickel and cobalt ore and Mamyt brown coal. KKM has been actively involved in mining cobalt and nickel ore since its inception and operating in the Soviet Union since 1938. The height of production occurred in the late 1980's. Limited production has occurred since that time. KKM's primary assets are its rights to exploit unproved reserves and its infrastructure of buildings, machinery and equipment, including a rail spur.

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

                       BEKEM METALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            June 30, 2006 (UNAUDITED)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

           ------------------------------------------------ ----------------
           Current Assets                                      $    469,379
           Unproved mineral property rights                       7,034,321
           Asset retirement costs of the mineral rights              86,852
           Buildings, constructions machinery and equipment       3,068,786
           ------------------------------------------------ ----------------
            Total assets acquired                                10,659,338
           ------------------------------------------------ ----------------
           Current                                                  717,527
           Asset retirement obligation                               97,223
           Notes Payable, net of discount of $917,737             6,541,670
           Deferred tax liability                                 3,202,918
           ------------------------------------------------ ----------------
            Total assumed                                        10,559,338
           ------------------------------------------------ ----------------
           Net Assets Acquired                                 $    100,000
           ------------------------------------------------ ----------------

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

                       BEKEM METALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            June 30, 2006 (UNAUDITED)

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

                       BEKEM METALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            June 30, 2006 (UNAUDITED)

                --------------------------------------------- ----------------
                Current assets                                   $    231,674
                Mineral property rights                               267,660
                Asset retirement costs of the mineral rights          474,936
                Property and equipment                                 21,573
                --------------------------------------------- ----------------
                     Total assets acquired                            995,843
                --------------------------------------------- ----------------
                Current liabilities                                   (25,468)
                Asset retirement obligation                          (665,919)
                --------------------------------------------- ----------------
                     Total liabilities assumed                       (691,387)
                Minority Shareholders' interests                     (121,782)
                --------------------------------------------- ----------------
                Net Assets Acquired                              $    182,674
                --------------------------------------------- ----------------

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

                       BEKEM METALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            June 30, 2006 (UNAUDITED)

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

                       BEKEM METALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            June 30, 2006 (UNAUDITED)

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net, were as follows:

                                             June 30,     December 31,
                                                 2006            2005
          ----------------------------- -------------- ---------------
          Buildings                        $2,330,108      $2,062,865
          Machinery and equipment           3,102,293         970,005
          Other fixed assets                   82,475          53,856
          ----------------------------- -------------- ---------------
                                            5,514,876       3,086,726
          Accumulated depreciation            (48,342)        (25,436)
          ----------------------------- -------------- ---------------
          Net Property and Equipment       $5,466,534      $3,061,290
          ----------------------------- -------------- ---------------

The increase in PP&E substantially represents the equipment that the Company purchased in May 2006 from a third party for $2,000,000, which is used in KKM's pilot plant. The equipment was capitalized since it was in service on June 15,
2006. In connection with the equipment acquisition, the Company issued the third party a note payable for $2,000,000.

NOTE 5 - RELATED PARTY TRANSACTIONS

On December 2, 2004 the Company borrowed $92,308 from CJSC Kazmorgeophysica, a
Kazakh company related by virtue of several common shareholders. The short-term loan is denominated in Kazakh Tenge, interest free and was due on its original terms by December 31, 2004. During March 2005 the Company borrowed an additional
$99,798 from CJSC Kazmorgeophysica, as a Kazakh Tenge denominated, interest-free, due on demand note. In addition, during the six months ended
June 30, 2005, the Company received advances in the amount of $26,866 from certain owners, which are short-term in nature and payable upon demand.

On January 18, 2006, the Company signed the financial aid agreement with Balmont
Trading S.A (see Note 7).

Because the notes are denominated in Tenge, the balance reported on the financial statements fluctuates based upon ending exchange rates.

                       BEKEM METALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            June 30, 2006 (UNAUDITED)

NOTE 6 - LONG-TERM DEBT

Long-term debt consists of the following:

                                                               June 30,              December 31,
                                                                   2006                      2005
--------------------------------------------------- --------------------    ----------------------
Note payable to a company bearing interest at 0%;
 imputed interest of 22%; denominated in U.S.
 dollars; due April 2009; unsecured;                        $   497,818               $   497,818
Note payable to a company bearing interest at 3%;
 imputed interest of 22%; denominated in U.S.
 dollars; due April 2010; unsecured;                            700,000                   550,000
Note payable to a company bearing interest at 0%;
 imputed interest of 22%; denominated in U.S.
 dollars; due August 2008; unsecured;                           485,951                   485,951
Note payable to a company bearing interest at
 LIBOR plus 2% (6.39% at December 31, 2005);
 imputed interest of 22%; denominated in U.S.
 dollars; due March 2010; unsecured;                            180,000                    60,000
Notes payable to companies bearing interest at 0%;
 imputed interest of 22%; due on demand; unsecured;           4,063,007                 3,018,032
Note payable to a company bearing interest at 14%;
 due on demand; unsecured;                                            -                    29,709
Note payable to a company bearing interest at 16%;
 due on demand; unsecured;                                            -                    52,286
Note payable to a company bearing interest at 5%;
 due on demand; unsecured;                                      754,908                   560,203
Note payable to a company bearing interest at 0%;
 due on demand; unsecured;                                      777,169                         -
Note payable to a company bearing interest at 0%;
 due on demand; unsecured; (See Note 4)                       2,000,000                         -
--------------------------------------------------- --------------------    ----------------------
Total Long-term Debt                                          9,458,853                 5,253,999
Less: Current Portion                                        (7,595,084)               (3,660,230)
Less: Debt discount                                            (893,164)                 (796,591)
--------------------------------------------------- --------------------    ----------------------
Long-term Debt - Net of Current Portion                     $   970,605               $   797,178
--------------------------------------------------- --------------------    ----------------------

                       BEKEM METALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            June 30, 2006 (UNAUDITED)

NOTE 7 - LONG-TERM DEBT - RELATED PARTIES

Long-term debt to related parties consists of the following:

                                                                June 30,         December 31,
                                                                    2006                 2005
---------------------------------------------------- --------------------  -------------------
Notes payable to related companies bearing interest
 at 6.29%; due August 2008; unsecured;                       $ 1,845,600         $  1,710,012
Note payable to related company bearing interest
 at 6.29%; due August 2010; unsecured;                         2,385,343            2,288,000
Notes payable to related companies bearing interest
at 6.29%; due May 2008; unsecured;                                77,000               77,000
Notes payable to related companies bearing interest
at 0%; due May 2007; unsecured;                                  100,000                    -
---------------------------------------------------- --------------------  -------------------
Total Long-term Debt                                           4,407,943            4,075,012

Less: Current Portion                                           (100,000)                   -
---------------------------------------------------- --------------------  -------------------
Long-term Debt - Net of Current Portion                      $ 4,307,943         $  4,075,012
---------------------------------------------------- --------------------  -------------------

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

                       BEKEM METALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            June 30, 2006 (UNAUDITED)

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

NOTE 9 -SUBSEQUENT EVENT

On July 14, 2006, the Company closed a private placement of 8,000,000 Units of our securities to two non-U.S. investors for $28,000,000. Each Unit consisted of three shares of restricted common stock and one warrant to purchase an additional share of common stock for two years from the closing at a price of
$2.00 per share. The warrants are immediately exercisable. The price per Unit was $3.50.

The Company issued a total of 24,000,000 common shares and warrants to purchase
8,000,000 common shares. These issuances did not result in a change in control of the Company.

The Company also issued to the placement agent a warrant to purchase up to
2,400,000 shares of our restricted common stock. The exercise price of this warrant is $1.17 per share. The warrant is immediately exercisable and will expire eighteen months from the date they were granted.

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

         We incorporated in the state of Utah under the name EMPS Research
Corporation on January 30, 2001. We changed our name to Bekem Metals, Inc., on
March 16, 2005 following our acquisition of Condesa Pacific, S.A., a British
Virgin Islands international business company, and its wholly owned subsidiary
Kaznickel, LLP ("Kaznickel") in January of 2005. On July 24, 2006, Condesa
transferred its interest in Kaznickel to Bekem, making Kaznickel a wholly-owned subsidiary of Bekem. The primary asset of Kaznickel is an exploration and production concession issued by the government of the Republic of Kazakhstan which grants Kaznickel the exclusive right, through February 2026, to explore for and engage in test production of nickel, cobalt and other minerals in a
4,950 hectare (12,232 acre) area in northeastern Kazakhstan known as the
Gornostai deposit.

         On October 24, 2005, we entered into an agreement whereby we acquired
Kazakh Metals, Inc., a British Virgin Islands international business company
("KMI"), in exchange for 61,200,000 of our common shares. KMI has a wholly owned subsidiary Kyzyl Kain Mamyt LLP, a Kazakhstani limited liability partnership
("KKM"), which holds the exclusive licenses to extract and process nickel and cobalt ore from its Kempirsai deposit and brown coal from its Mamyt deposit in northwestern Kazakhstan. Under the applicable accounting reporting rules, KMI was considered the accounting acquirer.

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
We do not anticipate generating significant revenues until we begin commercial production, which, if necessary funding can be obtained, is estimated to occur in 2007. Moreover, in reaching commercial production stage, we anticipate incurring millions of dollars in costs. Because we are not currently generating significant revenues we will be completely dependent on investment funds to support our operations until such time as production generates sufficient revenues to cover our operating expenses. We do not expect to begin production until the fourth quarter 2007, and we do not anticipate generating sufficient revenue to cover operating expenses until 2008. Subsequent to the quarter end, in July we raised $28,000,000 through the private placement of our equity securities. These funds will be used in the further development of our properties and technology, for repayment of loans, acquisitions and as working capital. The funds raised in July, however, represent only a portion of the funds we will need to begin commercial production. We anticipate the need to seek additional funding in the future. There is no assurance that we will be able to obtain additional funding in the future on favorable terms, or at all.

         As you read this Results of Operations section it is important to keep in mind that in October 2005 we acquired KMI and its operating subsidiary KKM.
KMI acquired KKM on May 31, 2005. As a result of common ownership between Bekem and KMI prior to the October 2005 acquisition, the operations of KKM have been included in our financial statements from the time KKM was acquired by KMI on
May 31, 2005. While KKM has not engaged in significant operations in recent years, it has engaged in significantly greater operations than Bekem or
Kaznickel. Prior to the acquisition of KMI, we were engaged in exploration of our Gornostai deposit. However, because of a lack of funds our exploration activities were limited. The increases in revenue and expenses during the six months ended June 30, 2006 compared to the six months ended June 30, 2005 is the result of acquisition of KKM and not the result of increased operations of Bekem or Kaznickel.

Three months ended June 30, 2006 compared to the three months ended June 30,
2005

         Revenue

         During second quarter 2006 we earned revenue of $4,885 primarily from providing different services by using existing machinery and equipment. By comparison, in second quarter 2005 we realized no revenue. While we anticipate revenue during the first three quarter of 2006 to be higher than in the comparable 2005 periods, we expect revenue by the end of the 2006 fiscal year will be lower as compared to the 2005 fiscal year because we do not expect to sell any significant quantities of ore or coal in 2006.

         Cost of Product Sold

         We realized cost of product sold of $36,461 during the three months ended June 30, 2006 and no cost of product sold during the comparable 2005 period. This increase in cost of product sold is the direct result of our acquisition of KKM and its operations. We anticipate cost of product sold during the third quarter fiscal quarter of 2006 to be higher than the comparable period
2005, but we expect cost of product sold by the end of the 2006 fiscal year to be lower than during the 2005 fiscal year because we do not expect to sell any significant quantities of ore or coal during the 2006 fiscal year.

         General and Administrative Expenses

         With the acquisition of KKM, our general and administrative expenses during the three months ended June 30, 2006 increased to $564,550 from $120,862 during the second quarter 2005. This significant increase in general and administrative expenses in the second quarter 2006 is attributable to the significant increase in employees and employee-related costs due to the acquisition of KKM, as well as costs associated with having operations in both northeastern and northwestern Kazakhstan, including increased office rents and travel expenses. During the remainder of the 2006 fiscal year we expect general and administrative expenses will continue to increase at about the same or a more accelerated rate as we continue our efforts to ramp up mining and processing operations.

         Accretion Expense

         Accretion expense was nearly unchanged during the three months ended
June 30, 2006 compared to the three months ended June 30, 2005 increasing 3%. We believe accretion expense will continue to remain fairly constant in upcoming fiscal quarters.

         Depreciation Expenses

         During the second quarter 2006 we realized depreciation expense of
$17,570 compared to $2,012 during the second quarter 2005. With the acquisition of KKM, we also acquired the assets of KKM, which includes equipment, buildings, machinery, etc. that we did not own during the first quarter 2005. We expect increases in depreciation expense during the third and fourth quarters of fiscal
2006 to remain at levels more or less consistent with the increases experienced during the second quarter 2006.

         Research and development costs

         We realized research and development costs of $93,402 related to the development of our pilot processing plant during the second quarter 2006. By comparison, we realized no research and development costs during the second quarter 2005. We expect our research and development costs during the remainder of the current fiscal year to increase by more than $500,000 due to testing the pilot processing plant.

         Total Expenses

         For the reasons discussed in the preceding paragraphs, our total expenses increased from $222,681 during the three months ended June 30, 2005 to
$787,918 during three months ended June 30, 2006. We expect total expenses during the rest of 2006 to increase at even greater rates as we ramp up our business.

         Loss from Operations

         During the three months ended June 30, 2006 we experienced a loss from operations of $783,033 compared to a loss of $220,164 during the three months ended June 30, 2005. This dramatic increase in loss from operations during the second quarter 2006 is the result of our acquisition of KKM and its active operations since May 31, 2005. By comparison, during the first quarter 2005 we engaged in limited operations and incurred few expenses. We expect we will continue to generate losses from operations until such time as we begin significant ore production.

         Net Loss

         For all of the foregoing reasons, during the three months ended June
30, 2006 we experienced a net loss of $550,766 compared to a net loss of
$220,164 during the three months ended June 30, 2005. We anticipate we will continue to experience increasing net losses until we are able to engage in significant nickel and cobalt ore extraction, processing and sales. We do not expect to be engaged in significant ore extraction and processing prior to the
2008 fiscal year.

Six months ended June 30, 2006 compared to the six months ended June 30, 2005

         Revenue

         During the six month period ended June 30, 2006, we earned revenue of
$69,527 primarily from the sale of brown coal and providing various services by using existing machinery and equipment. By comparison, in the first two quarters of 2005 we realized no revenue. During the six-month period ended June 30, 2005 we acquired the Gornostai deposit. Our operations during the period were limited to exploratory drilling. The KKM operations were limited immediately after our acquisition on May 31, 2005 and no revenue was produced until later in 2005. We anticipate revenue during the first three quarters of fiscal 2006 to be higher than the comparable period of fiscal 2005, however, by the end of the 2006 fiscal year we expect revenue to be lower as compared to the 2005 fiscal year because we do not expect to sell any significant quantities of ore or coal in
2006.

         Cost of Product Sold

         We realized cost of product sold of $65,871 during the six months period ended June 30, 2006 and no cost of product sold during the comparable
2005 period. This increase in cost of product sold is the direct result of our acquisition of KKM and its active operations. As discussed above, during the first six months of 2005 we engaged in very limited mining operations. We anticipate cost of product sold during the third quarter of the 2006 fiscal year will be higher than the comparable period of the 2005 fiscal year. We expect, however, by the end of the 2006 fiscal year that cost of product sold will be lower when compared to the 2005 fiscal year because we do not expect to sell any significant quantities of ore or coal during the 2006 fiscal year.

         General and Administrative Expenses

         General and administrative expenses during the six-month period ended
June 30, 2006 increased to $922,088 from $194,816 during the six-month period ended June 30, 2005. This significant increase in general and administrative expense is attributable to the significant increase in employees and employee-related costs due to the acquisition of KKM, as well as costs associated with having operations in both northeastern and northwestern
Kazakhstan, including increased office rents and travel expenses. During the remainder of the 2006 fiscal year we expect general and administrative expense will continue to increase at about the same or a more accelerated rate as we continue our efforts to ramp up mining and processing operations.

         Accretion Expense

         Accretion expense was nearly unchanged during the six months ended June
30, 2006 compared to the six months ended June 30, 2005 increasing 3%. We believe accretion expense will continue to remain fairly constant in upcoming fiscal quarters.

         Depreciation Expenses

         During the six months ended June 30, 2006 we realized depreciation expense of $35,728 compared to $4,038 during the six month ended June 30, 2005.
With the acquisition of KKM, we also acquired the assets of KKM, which includes equipment, buildings, machinery, etc. that we did not own during the first quarter 2005. We expect increases in depreciation expense during the remainder of the year to remain at levels more or less consistent with the increase experienced during the first six months of the year.

         Research and development costs

         We realized research and development costs of $386,411 related to the development of our pilot processing plant during the six months ended June 30,
2006, compared to $0 during the six months ended June 30, 2005. We expect our research and development costs will increase by more than $500,000 by the end of current fiscal year as we start testing our pilot processing plant.

         Total Expenses

         As a result of our acquisition of KKM our total expenses increased from
$421,493 during the six months ended June 30, 2005 to $1,564,506 during six months ended June 30, 2006. We expect our total expenses during the rest of 2006 will continue to increase at even greater rates as we ramp up our business.

         Loss from Operations

         During the six months ended June 30, 2006 we experienced a loss from operations of $1,494,979 compared to a loss of $421,493 during the six months ended June 30, 2005. This dramatic increase in loss from operations during the six months ended June 30, 2006 is the result of our acquisition of KKM and its active operations during the fourth quarter 2005. By comparison, during the six month ended June 30, 2005 we engaged in limited operations and incurred fewer expenses. We expect we will continue to generate losses from operations until such time as we engage in significant ore production.

         Net Loss

         For all of the foregoing reasons, during the six months ended June 30,
2006 we experienced a net loss of $1,166,964 compared to a net loss of $418,408 during the six months ended June 30, 2005. We anticipate we will continue to experience increasing net losses until we are able to engage in significant nickel and cobalt ore extraction, processing and sales. We do not expect to be engaged in significant ore extraction and processing prior to the 2008 fiscal year.

Liquidity and Capital Resources

         Our capital resources have consisted primarily of funds we have borrowed from related and non-related parties. As discussed above, subsequent to the quarter end we raised $28,000,000 through the private placement of our equity securities. These funds, however, represent only a portion of the funds we will need to move to commercial production. We anticipate the need for substantial additional capital resources in the upcoming twelve months, which will likewise consist primarily of funds raised in financing activities and debt.

         During the six months ended June 30, 2006 and June 30, 2005, cash was primarily used to fund operations. See below for additional discussion and analysis of cash flow.

                                                Six months ended      Six months ended
                                                   June 30, 2006         June 30, 2005
                                                ----------------      ----------------

Net cash used in operating activities              $  (2,074,386)        $    (312,374)
Net cash provided by/(used) in investing
  activities                                          (2,357,635)                1,161
Net cash provided by financing activities              4,494,587               444,066
Effect of exchange rate changes on cash                  128,803               (12,389)
                                                   -------------         -------------
NET INCREASE IN CASH                               $     191,369         $     120,464
                                                   =============         =============

         During the six months ended June 30, 2006 net cash used in operating activities was $2,074,386 compared to net cash used in operating activities of
$312,374 during the six months ended June 30, 2005. This increase in net cash used in operating activities is primarily attributable to increases in general and administrative expenses and research and development costs, which are largely the result of our acquisition of KMI and its operating subsidiary KKM.

        During the six months ended June 30, 2006 we used $2,357,635 in investing activities, most of which was used to acquire property and equipment.
By comparison, during the six months ended June 30, 2005 we realized net cash from operating activities of $1,161. This change in net cash provided by investing activities is again related to our acquisition of KKM in 2005.

         Net cash provided by financing activities during the six months ended
June 30, 2006 was $4,494,587 compared to net cash provided by financing activities of $444,066 during the six months ended June 30, 2005. During the six months ended June 30, 2006 borrowing from related and non-related parties increased significantly as we sought loans to fund the development of our pilot processing plant.

Plan of Operations

Operations

         Drilling

         We plan to drill approximately 34,500 meters of the left and right banks of the Gornostai deposit. Estimated drilling costs is $3,500,000 which include both direct and indirect drilling costs, including geologist fees and costs for site supervisors, geological data processors, core sample takers, topographers, site procurement specialists, etc.

         Core Analysis

         We anticipate spending approximately $250,000 for core analysis during the next twelve months.

Design and Engineering

         Over the next twelve months we anticipate to spend approximately
$3,500,000 for pre-feasibility and feasibility studies and to develop a commercial processing plant design for ore processing at the Kempirsai deposit.
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

         Detailed Design

         Detailed design costs of $1,500,000 represent the prospective costs of detailed engineering and design contract for construction of a commercial processing plant on the territory of Kempirsai deposit. This includes flow sheet design and its pilot testing. This is a rough estimate, which will be subject to future revision following completion of feasibility studies.

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

                                                                 Payments Due by Fiscal Year
                                                     --------------------------------------------
                                                       Less than         1-3           3-5
Contractual Commitments                  Total           1 year         years         years       Thereafter
---------------------------------------------------------------------------------------------------------------
Notes Payable                           $ 5,253,999      3,660,230        983,769        610,000         -0-
Notes  Payable - Related Party          $ 4,075,012             -0-     1,787,012      2,288,000         -0-
Due to the Government of the
  Republic of Kazakhstan(1)             $   831,580             -0-       831,580             -0-        -0-
Operating Leases                        $   103,160         96,660          6,500             -0-        -0-
                                        -----------     ----------     ----------     ----------      ------
         Total                          $10,263,751     $3,756,890     $3,602,361     $2,898,000         -0-
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

         For us to maintain our rights under the exploration license held by
Kaznickel and the production license held by KKM, we must satisfy the work program requirements of the Ministry of Energy and Mineral Resources of the
Republic of Kazakhstan ("MEMR"). Each year we must submit a proposed annual work program under each license to the MEMR. This annual work program must be reviewed and approved by the MEMR. If we fail to meet the minimum work program requirements, we could lose our licenses. Under the current work program for
Kaznickel, we must drill at least 17,498 meters in 2006. The current work program under the KKM licenses calls for KKM to extract the following amounts of ore for processing and brown coal through 2011.

                                      Tons of Ore        Tons of Brown Coal
                                    ---------------      ------------------
                      2006                   -0-                20,000
                      2007              175,000                 60,000
                      2008              350,000                200,000
                      2009            1,000,000                200,000
                      2010            1,000,000                200,000
                      2011            1,000,000                200,000

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

         We plan to retire loans provided to us through notes payable by related and non-related parties to finance operation and construction of the pilot plant during 2006.

Off-Balance Sheet Financing Arrangements

         As of June 30, 2006 we had no off-balance sheet financing arrangements.

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

         We suggest that our Summary of Significant Accounting Policies, as described in Note 1 of Notes to Consolidated Financial Statements on Form 10-KSB
for December 31, 2005, be read in conjunction with this Management's Discussion and Analysis of Financial Condition and Results of Operations. We believe the critical accounting policies that most impact our consolidated financial statements are described below.

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

         Trade Receivables - In the normal course of business, the company extends credit to its customers on a short-term basis. The principal customers are local companies and government agencies. Although credit risks associated with these customers are considered minimal, the company routinely reviews its accounts receivable balances and makes provisions for doubtful accounts.

         Related Party Receivables - Related party receivables consists of short-term advances to employees. No allowance has been provided due to the historic short-term nature and recoverability of such advances.

         Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of
- Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount that the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.
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

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

         On July 14, 2006, we closed a private placement of 8,000,000 Units of our securities to two non-U.S. investors for $28,000,000. Each Unit consisted of three shares of restricted common stock and one warrant to purchase an additional share of common stock for two years from the closing at a price of
$2.00 per share. The warrants are immediately exercisable. The price per Unit was $3.50.

         We issued a total of 24,000,000 common shares and warrants to purchase
8,000,000 common shares. These issuances did not result in a change in control of the Company.

         From the total proceeds, we paid the placement agent, Aton Securities,
Inc., a cash fee totaling 5% of the total proceeds raised, or $1,400,000. We also issued to the placement agent a warrant to purchase up to 2,400,000 shares of our restricted common stock. The exercise price of this warrant is $1.17 per share. The warrant is immediately exercisable and will expire eighteen months from the date they are granted. The placement agent is not an officer, director or greater than 10% shareholder of the Company. None of the fees paid or warrants granted to the placement agent were directly or indirectly be paid to any officer, director or greater than 10% shareholder of the Company.

         Investors in this offering were granted the right to request that we file a registration statement on their behalf registering for resale the shares they purchased in this private placement. The Registration Rights Agreement requires that at least 51% of the shares purchased in this private placement request registration before we must undertake efforts to register the shares for resale. The investors in this private placement may not request registration for at least 90 days from the closing of the private placement.

         The securities were issued without registration under the Securities
Act of 1933 in reliance upon exemptions from registration pursuant to Regulation
S of the rules and regulations promulgated by the Securities and Exchange
Commission under the Securities Act of 1933.

         Sales Pursuant to Regulation S

         All offers and sales were made to non-U.S. persons in offshore transactions. No directed selling efforts were made in the United States by the issuer, placement agent or any person acting on their behalf. The shares sold are subject to the offering restrictions set forth in Rule 903(b)(3), including a one-year distribution compliance period.

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

                                              BEKEM METALS, INC.

August 14, 2006                                By: /s/ Marat Cherdabayev
                                                  Marat Cherdabayev,
                                                  Principal Executive Officer

August 14, 2006                                 By: /s/ Yermek Kudabayev
                                                   Yermek Kudabayev,
                                                   Principal Financial Officer

