Form 10QSB
period 2006-09-30
BEKEM METALS INC
filed 2006-11-14
CIK 1223550

                                  United States
                       Securities and Exchange Commission
                              Washington, DC 20549

                                   FORM 10-QSB

                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the Nine Months Ended                                 Commission File Number
   September 30, 2006                                              0-50218

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

As of September 30, 2006, the issuer had 124,088,888 shares of its $0.001 par value common stock outstanding.

                                      INDEX

                               Bekem Metals, Inc.
                                   Form 10-QSB
                  For The Nine Months Ended September 30, 2006

Part I.  Financial Information                                              Page
                                                                            ----

         Item 1.     Financial Statements

                     Condensed Consolidated Balance Sheets (Unaudited)
                       as of September 30, 2006 and December 31, 2005         2

                     Condensed Consolidated Statements of Operations
                       (Unaudited) for the Nine Months and Three Months
                       Ended September 30, 2006 and 2005                      3

                     Condensed Consolidated Statements of Cash Flows
                       (Unaudited) for the Nine Months Ended September 30,
                       2006 and 2005                                          4

                     Notes to the Unaudited Condensed Consolidated
                       Financial Statements                                   5

         Item 2.     Management's Discussion and Analysis                    18

         Item 3.     Controls and Procedures                                 31

Part II.  Other Information

          Item 2.    Unregistered Sales of Equity Securities and
                       Use of Proceeds                                       32

         Item 6.     Exhibits                                                34

         Signatures

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                                               BEKEM METALS, INC. AND SUBSIDIARIES
                                              CONDENSED CONSOLIDATED BALANCE SHEETS
                                                           (UNAUDITED)

                                                                                          September 30,          December 31,
                                                                                                   2006                  2005
------------------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets
Cash                                                                                      $   8,496,223         $      89,366

Trade accounts receivable                                                                        11,794                18,657

Prepaid expenses and other current assets                                                     2,826,533                     -

Related party receivables                                                                        14,072                42,393
Inventories                                                                                     378,360               337,030

VAT recoverable                                                                                 141,495                61,936
------------------------------------------------------------------------------------------------------------------------------
Total Current Assets                                                                         11,868,477               549,382
------------------------------------------------------------------------------------------------------------------------------

Long-term deferred expenses                                                                       8,101                37,606
Property, plant and equipment (net of accumulated                                             5,188,951             3,061,290
   depreciation of $56,089 and $25,436)

Other assets                                                                                    131,999                 1,635
Mineral property rights net                                                                   8,243,226             7,877,078
------------------------------------------------------------------------------------------------------------------------------
Total Assets                                                                              $  25,440,754         $  11,526,991
==============================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable                                                                          $     740,926         $     424,306
Accrued expenses                                                                                489,780               276,291

Due to related party                                                                                  -                 5,518
Current portion of long-term notes payable                                                            -             3,660,230
------------------------------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                                     1,230,706             4,366,345

Deferred tax liabilities                                                                      2,473,823             2,304,285
Notes payable                                                                                         -               797,178
Notes payable - related parties                                                                  90,000             4,075,012
Asset retirement obligation                                                                     931,656               833,840
------------------------------------------------------------------------------------------------------------------------------
Total Liabilities                                                                             4,726,185            12,376,660
------------------------------------------------------------------------------------------------------------------------------

Shareholders' Equity (Deficit)
Preferred stock; $0.001 par value, 20,000,000 shares
  authorized, no shares outstanding                                                                   -                     -
Common stock; $0.001 par value, 150,000,000 shares
  authorized, 124,088,888 and 100,089,888 shares outstanding                                    124,089               100,089
Additional paid-in capital                                                                   26,893,722               515,879
Accumulated deficit                                                                          (6,286,730)           (1,448,344)
Cumulative translation adjustment                                                               (16,512)              (17,293)
------------------------------------------------------------------------------------------------------------------------------
Total Shareholders' Equity (Deficit)                                                         20,697,210             (849,669)
------------------------------------------------------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity (Deficit)                                      $  25,440,754         $  11,526,991
==============================================================================================================================

                            The accompanying notes are an integral part of these financial statements.

                                               BEKEM METALS, INC. AND SUBSIDIARIES
                                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                           (UNAUDITED)

                                              For the three months ended               For the nine months ended
                                                      September 30,                        September 30,
                                             --------------------------------------------------------------------
                                                  2006            2005                 2006             2005
-----------------------------------------------------------------------------------------------------------------
Revenue                                      $          -     $         -          $     69,527      $         -
-----------------------------------------------------------------------------------------------------------------

Operational Expenses

Cost of product sold                                    -               -                65,871                -

General and administrative expenses             1,287,652         168,575             2,209,740          358,519

Research and development costs                          -               -               391,307                -
Exploratory costs                                 264,688          87,609               382,953          275,175
Accretion expense                                  18,758          13,915                54,901           41,746
Depreciation expense                               12,695           7,629                48,423           23,781
-----------------------------------------------------------------------------------------------------------------

Total Expenses                                  1,583,793         277,728             3,153,195          699,221
-----------------------------------------------------------------------------------------------------------------

Loss From Operations                           (1,583,793)       (277,728)           (3,083,668)        (699,221)

Other Income (Expense)
Other income                                      (37,556)              -              (109,267)               -
Interest expense                               (1,109,062)              -            (1,474,274)               -

Translation adjustment                             90,045               -               (30,269)               -
Grant expense                                           -               -                     -           (3,108)
Grant revenue                                           -               -                     -            3,108
Exchange rate gain (loss)                      (1,031,056)            835              (140,908)           3,920
-----------------------------------------------------------------------------------------------------------------

Net Other Income                               (2,087,629)            835            (1,754,718)           3,920
-----------------------------------------------------------------------------------------------------------------

Net Loss Before Taxes                          (3,671,422)       (276,893)           (4,838,386)        (695,301)

Deferred tax benefit                                    -               -                     -                -

-----------------------------------------------------------------------------------------------------------------

Net Loss                                     $ (3,671,422)    $  (276,893)         $ (4,838,386)     $  (695,301)
=================================================================================================================
Basic Loss per Common Share                  $      (0.03)    $     (0.01)         $      (0.05)     $     (0.02)
=================================================================================================================
Weighted-Average Shares used in
Basic Loss per Common Share                   120,436,714      38,543,236           106,946,031       38,387,970
=================================================================================================================

=================================================================================================================
Diluted Loss per Common Share                $      (0.03)    $     (0.01)         $      (0.04)     $     (0.02)
=================================================================================================================
Weighted-Average Shares used in
Diluted Loss per Common Share                 129,254,105      38,543,236           109,917,459       38,387,970
=================================================================================================================

                    The accompanying notes are an integral part of these financial statements.

                                              BEKEM METALS, INC. AND SUBSIDIARIES
                                         CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                           (UNAUDITED)

For the nine months ended September 30                                                      2006                      2005
---------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
Net loss                                                                            $ (4,838,386)             $   (695,301)
Adjustments to reconcile net loss to
   net cash provided by operating activities:
      Depreciation and amortization                                                       37,396                     5,938
      Accretion expense on asset retirement obligations                                   54,901                     59571
      Shares issued on option modification                                                     -                    19,426
      Foreign currency exchange gain                                                      41,682                    (7,317)
      Loss on disposal of property and equipment                                          40,191                         -
      Change in operating assets and liabilities:
         Accounts receivable                                                               7,370                         -
         Inventories                                                                     (24,469)                   (4,610)
         Prepaid expenses and other current assets                                      (709,570)                   13,994
         Accounts payable and accrued liabilities                                        298,512                   234,487
         Accrued expenses                                                                206,418                         -
         Deferred grant revenue                                                            2,445                    (2,565)
---------------------------------------------------------------------------------------------------------------------------
Net Cash From Operating Activities                                                    (4,883,510)                 (376,377)
---------------------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
Issuance of shares                                                                    26,401,842                         -
Purchase of property and equipment, net                                               (2,079,419)                   (2,521)
Purchase of intangible assets                                                            (31,797)                        -
Restricted cash                                                                         (100,000)
Cash acquired in acquisitions                                                             45,393                     2,648
Increase in related party payables                                                    (2,240,252)                        -
---------------------------------------------------------------------------------------------------------------------------
Net Cash From Investing Activities                                                    21,995,494                       127
---------------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
Proceeds from notes payable                                                              869,900                   397,472
Payments on notes payable                                                            (11,260,644)                        -
Proceeds from notes payable                                                            1,536,044                         -
Proceeds from accrued liabilities to related parties                                           -                     2,374
---------------------------------------------------------------------------------------------------------------------------
Net Cash From Financing Activities                                                    (8,854,700)                   399,846
---------------------------------------------------------------------------------------------------------------------------
Effect of Exchange Rate Changes on Cash                                                  149,573                     2,554
---------------------------------------------------------------------------------------------------------------------------
Net Increase in Cash                                                                   8,406,857                    26,150
Cash at Beginning of Period                                                               89,366                     4,190
---------------------------------------------------------------------------------------------------------------------------
Cash at End of Period                                                               $  8,496,223              $     30,340
===========================================================================================================================

Supplemental Cash Flow Information
===========================================================================================================================
Non Cash Investing and Financing Activities:
Fair value of assets acquired                                                       $          -              $      4,471
Fair value of shares issued for
acquisitions                                                                        $          -              $     11,706
---------------------------------------------------------------------------------------------------------------------------
Liabilities Assumed                                                                 $          -              $     16,177
===========================================================================================================================

                        The accompanying notes are an integral part of these financial statements.

NOTE 1 - BASIS OF PRESENTATION AND NATURE OF BUSINESS

Interim Financial Information -- The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the
Securities and Exchange Commission. Accordingly, they are condensed and do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. The accompanying financial statements should be read in conjunction with the Company's most recent audited financial statements included in the Company's annual report on Form 10-KSB filed for the year ended December 31, 2005. Operating results for the nine-month period ended
September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

Basis of Presentation

On October 24, 2005, Bekem Metals, Inc. ("BMI", "Bekem" or the "Company")
entered into an Acquisition Agreement with Kazakh Metals, Inc., a British Virgin
Islands international business company ("KMI"), under which BMI acquired 100% of the outstanding common shares of KMI in exchange for the issuance of 61,200,000 common shares.

The KMI shareholders received 61.1% of the BMI common stock outstanding after the transaction and therefore KMI was considered the acquirer for financial reporting purposes. Accordingly, the accompanying financial statements include financial statements of KMI for all periods presented.

Brisa Equities Corporation, a British Virgin Islands holding company ("Brisa"), together with other entities its owners control, is the controlling shareholder of KMI and was also the principal shareholder of BMI. Accordingly, the transaction was considered to be between entities under common control and did not result in a change in control of BMI. Following the transaction, entities over which the controlling shareholder maintained voting and investment control held 51,600,000 BMI common shares, which represented 51.5% of the 100,088,888 outstanding common shares.

The acquisition of the portion of the net liabilities of BMI relating to the common shares owned by the controlling shareholder was recorded at historical cost of $(161,998). The acquisition of the common shares of BMI purchased from the minority shareholders of BMI were recorded at $345,000, which was the estimated fair value of those shares on the date of acquisition. KMI accounted for the purchase of BMI similar to a pooling.

The accompanying consolidated financial statements include the accounts of Bekem
Metals, Inc. and its wholly owned subsidiaries, Kazakh Metals, Inc., Kyzyl Kain
Mamyt LLP ("KKM"), Condesa Pacific, S.A. ("Condesa"), and Kaznickel, LLP
("Kaznickel"). Intercompany accounts and transactions have been eliminated in consolidation. The results of operations of the previously separate KMI and BMI were combined for all periods prior to the acquisition, with recognition of the minority interest in BMI, and the operations of BMI and KMI are consolidated from October 24, 2005.

Bekem Metals, Inc. - The combined financial statements include the accounts of
Condesa and Kaznickel, since the date of its acquisition by Condesa, and the accounts of BMI since its acquisition by Condesa. Condesa was incorporated under the laws of the British Virgin Islands on March 5, 2004. Condesa acquired BMI in a reverse acquisition, on January 28, 2005. See Note 12.

Kazakh Metals, Inc. - The combined financial statements also include the accounts of KMI and its wholly-owned subsidiary, KKM, which it acquired on June
1, 2005 in a purchase business combination.

Name Change -- On February 9, 2005, the Board of Directors of EMPS Research
Corporation approved, and the stockholders holding a majority of the outstanding shares of the company approved and ratified by written consent, a change in the company's name from EMPS Research Corporation to BMI. On March 16, 2005, the
Company filed an amendment to its Articles of Incorporation to affect the change.

Nature of Business

The Company is engaged in the acquisition, exploration and production of mineral resource properties. Kaznickel owns the right to the Gornostayevskoye
("Gornostai") nickel and cobalt deposit located in the East Kazakhstan Oblast in northeast Kazakhstan. The license is for exploration and production of cobalt and nickel ores and is valid through February 26, 2026. KKM holds exploration and production licenses from the government of Kazakhstan to a 575,756 acre parcel, located approximately 130 kilometers northwest of Aktobe, Kazakhstan.
This deposit is referred to as the Kempirsai deposit. The licenses grant KKM the right to explore for and produce nickel and cobalt from deposits located within the territory through October 12, 2011, which may be extended upon agreement between KKM and the Ministry of Energy and Minerals Resources (MEMR) of the
Republic of Kazakhstan. KKM also holds a license to explore for and produce
Mamyt brown coal from a deposit located within 40 kilometers of its cobalt and nickel deposit. This license expires on December 11, 2018 with further possible extensions.

Business Condition - The Company has no proven mineral reserves that conform to
U.S. accounting standards and has had only limited ore and Mamyt brown coal production from its Kempirsai deposit since its acquisition on May 31, 2005. The
Gornostai deposit has not yet entered the development stage with respect to its mineral interests and has no production. There has been only limited revenue from the Kempirsai operations, and the Company has incurred a net loss of
$4,855,745 and $695,301 for the nine-month periods ended September 30, 2006 and
2005, respectively. Management expects that the Company will need significant additional capital to fund construction of a processing plant in 2006-2008. The
Company anticipates it will need to raise additional capital through the sale of its equity securities or debt securities. Certain shareholders of the Company have indicated a willingness to provide the Company a line of credit of up to

$10,000,000. The Company has no formal agreement with said shareholders to provide this line of credit and the shareholders are under no obligation to enter into any agreement or make available any funds to the Company.

Kempirsai Production Stage - The Kempirsai, or KKM, operations are considered to be in the production stage.

Gornostai Exploration Stage - The Gornostai, or Kaznickel, operations are considered to be in the exploration stage. Since its inception on March 4, 2004, the Company has devoted a substantial amount of effort in raising capital, acquiring Kaznickel, and exploring the Gornostai deposit under its exploration contract. This mineral property has not yet reached development or production stage and accordingly, no revenues from production have been recorded.
Therefore, the Gornostai or Kaznickel operation is considered to be in the development stage.

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

         -------------------------------------------------------------------
         Mineral interest rights                               $    132,432
         Purchased exploration costs                                251,286
         Deferred tax liability                                     (38,718)
         -------------------------------------------------------------------
         Minority Shareholders' Interests Acquired             $    345,000
         ===================================================================

The value assigned to the intangible purchased exploration costs was written off and charged to operations on the date of the acquisition as exploration costs.
Intangible mineral interest rights assets acquired include the mineral property rights, which are capitalized until the production phase begins, subject to impairment considerations.

Acquisition of Kyzyl Kain Mamyt, LLC - On June 1, 2005, Kazakh Metals acquired
100% of the equity interests of Kyzyl Kain Mamyt, LLC for the cash purchase price of $100,000. The former equity holders of KKM were not related parties.
KKM operates in the Aktyubinsk region of northwestern Kazakhstan and has licenses to explore for, and is engaged in the production and sale of nickel and cobalt ore and Mamyt brown coal. KKM has been actively involved in mining cobalt and nickel ore since its inception in 1938. The height of production occurred in the late 1980's. Limited production has occurred since that time. KKM's primary assets are its rights to exploit unproven reserves and its infrastructure of buildings, machinery and equipment, including a rail spur.

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

           -----------------------------------------------------------------
           Current Assets                                      $    469,379
           Unproved mineral property rights                       7,034,321
           Asset retirement costs of the mineral rights              86,852
           Buildings, construction machinery and equipment        3,068,786
           -----------------------------------------------------------------
              Total assets acquired                              10,659,338
           -----------------------------------------------------------------
           Current                                                  717,527
           Asset retirement obligation                               97,223
           Notes Payable, net of discount of $917,737             6,541,670
           Deferred tax liability                                 3,202,918
           -----------------------------------------------------------------
              Total assumed                                      10,559,338
           -----------------------------------------------------------------
           Net Assets Acquired                                 $    100,000
           =================================================================

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

EMPS had 3,300,000 shares of common stock outstanding prior to that transaction that remained outstanding, were classified as minority interests and were valued at $0. The transaction resulted in a change of control of EMPS. For financial reporting purposes, Condesa was considered the acquirer. The acquisition was recognized as a forward stock split of Condesa's 30,000 shares of capital stock held by the controlling shareholder of KMI that were outstanding prior to the reorganization into 21,000,000 common shares, or a 700-for-1 stock split. The accompanying financial statements have been restated for the effects of the stock split for all periods presented. Condesa's assets, liabilities and minority interests were recorded at their historical cost and the effect of the stock split was reflected retroactively since the inception of Condesa. The assets of EMPS were considered to have been acquired by Condesa in exchange for the assumption of EMPS's net liabilities. The net assets consisted of cash of
$2,648 and intangible assets of $1,823 and current liabilities of $15,077. The operations of Condesa are included for all periods presented and the operations of EMPS are included from the acquisition of EMPS.

Purchase of Kaznickel LLP -On September 22, 2004, Brisa acquired an interest in
Kaznickel by purchasing 60 percent of the equity interest of the founding partners' remaining 60 percent interests. As consideration for the purchase, the original partners obtained a commitment from Brisa to facilitate a reverse merger with a U.S. public company, and a commitment to obtain funding to enable
Kaznickel to further develop its mineral property rights. The value of the commitment was estimated to be $270,000 based on the percent of Kaznickel obtained for Condesa's original cash investment of $300,000.

On November 19, 2004, Brisa and the remaining Kaznickel interest holders exchanged their combined 60% interest in Kaznickel for a new 60% interest, equal to 21,000,000 shares of Condesa, thereby making Kaznickel a wholly-owned subsidiary of Condesa. Brisa received 12,600,000 shares of Condesa in the transaction. The remaining 8,400,000 common shares issued in the acquisition were recognized as minority shareholders' interests. The acquisition of a controlling interest in Kaznickel by Brisa and Condesa was considered the purchase of Kaznickel with a measurement date of September 22, 2004, the date
Brisa and Condesa obtained control from the original Kaznickel partners.

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

         -------------------------------------------------------------
         Current assets                                  $    231,674
         Mineral property rights                              267,660
         Asset retirement costs of the mineral rights         474,936
         Property and equipment                                21,573
         -------------------------------------------------------------
              Total assets acquired                           995,843
         -------------------------------------------------------------
         Current liabilities                                  (25,468)
         Asset retirement obligation                         (665,919)
         -------------------------------------------------------------
              Total liabilities assumed                      (691,387)
         Minority Shareholders' interests                    (121,782)
         -------------------------------------------------------------
         Net Assets Acquired                             $    182,674
         =============================================================

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

Gornostai Deposit

Kaznickel acquired its interest in the Contract on Exploration and Development of Gornostai Cobalt and Nickel Deposit (the "Contract") issued by the Ministry of Energy and Mineral Resources of the Republic of Kazakhstan ("MEMR") dated
February 26, 2004. By virtue of the Contract, Kaznickel acquired the right to exploit the mineral property including the right to explore, develop and produce the cobalt and nickel mineral resources on the Deposit through February 26,
2026. The Company has the right to re-negotiate the contract at that time for an additional 30 years. The government of Kazakhstan retains the title to the property; accordingly, the Company's mineral interest is considered to be an intangible asset. The Company capitalized the acquisition costs of its mineral interest upon the purchase business combination with Kaznickel. The allocated purchase price included a capitalized amount of an acquired asset retirement obligation. While the property is not in production, the asset retirement cost is depleted over the life of the contract from the date of acquisition.

The Contract provides the Company certain rights and also imposes certain obligations and commitments. The rights include exploration through February
2008, and development and production of minerals through February 26, 2026. The
Company may transfer its right to third parties in accordance with Kazakh laws and regulations and has a right to renegotiate an extension of the Contract.
Significant rights and obligations and commitments of the Contract include monetary commitments for exploration of $1,105,100 in 2006 and $1,576,480 in
2007, and expenditures to support social projects amounting to $300,000 during the production stage. In addition, the Company was required to pay a fee of
$2,000 upon award of the Contract, and a fee for the use of Kazakh owned technical data of $735,400 of which $4,179 was paid on award of the Contract and
$731,221 will be due upon a finding of commercial deposits. Royalties of 0.5% of ores extracted and sold will be required. The Contract subjects the Company to pay regular income tax of 30 percent and requires an excess profits tax of 15 to
60 percent if its net profits exceed 20 percent of gross profit. Obligations also include the establishment and funding of a reclamation fund that includes the cost of removing buildings and equipment used in the Deposit area. The
Company is also required to comply with Kazakh environmental laws and regulations.

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

NOTE 4 - CASH

                                                 September 30,   December 31,
                                                          2006           2005
          --------------------------------------------------------------------
          Current accounts (US Dollars)             $  649,272        $64,136
          Current accounts (Tenge)                     263,057         25,230
          Bank deposit (US Dollars)                  7,583,894              -
          --------------------------------------------------------------------
          Cash                                      $8,496,223        $89,366
          ====================================================================

Bank deposit accounts are located in a Kazakhstani Bank (Center Credit Bank).
Bank deposits earn interest from 3% to 8% annually. Restrictions on the use of these facilities vary with a maximum term of 15 months. Cash of $100,000 restricted in its use over 15 months is shown as other non-current assets.

NOTE 5 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets as of September 30, 2006 substantially represent a short term loan made to the Mining Bureau (Kazakhstan) in the amount of $2,070,000. The Company holds a Russian patent to a proprietary ore processing technology. The technology is designed to decrease start-up investment costs and result in more economical operating costs. The Mining
Bureau represents the interests of a Russian metallurgy research institute, which developed this ore processing technology in Kazakhstan. Currently, the
Company, in conjunction with the Mining Bureau and a Western metallurgy specialist, is performing tests of the ore processing technology in a pilot plant (see Note 6). The payment to the Mining Bureau was made for the purpose of facilitating the joint testing of the ore processing technology and assistance in making an ore reserve valuation and pre-feasibility study. The payment was made under a loan agreement terminating on December 31, 2006 and bears interest at an annual interest rate of 6%.

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment net, were as follows:

                                                 September 30,   December 31,
                                                          2006           2005
          --------------------------------------------------------------------
          Buildings                                 $2,174,191     $2,062,865
          Machinery and equipment                    2,983,200        970,005
          Other fixed assets                            87,649         53,856
          --------------------------------------------------------------------
                                                     5,245,040      3,086,726
          Accumulated depreciation                     (56,089)       (25,436)
          --------------------------------------------------------------------
          Net Property and Equipment                $5,188,951     $3,061,290
          ===================================================================-

The increase in property, plant and equipment is principally related to the purchase of equipment by the Company in May 2006 from a third party for
$2,000,000, which is used in KKM's pilot plant. The equipment was capitalized since it was placed in service on June 15, 2006.

NOTE 7 - RELATED PARTY TRANSACTIONS

On December 2, 2004 the Company borrowed $92,308 from CJSC Kazmorgeophysica, a
Kazakh company related by
virtue of several common shareholders. The short-term loan is denominated in
Kazakh Tenge, interest free and was due on its original terms by December 31,
2004. During March 2005 the Company borrowed an additional $99,798 from CJSC
Kazmorgeophysica, as a Kazakh Tenge denominated, interest-free, due on demand note. In addition, during the six months ended March 31, 2005, the Company received advances in the amount of $26,866 from certain owners, which are short-term in nature and payable upon demand.

On January 18, 2006, the Company signed a financial aid agreement with Balmont
Trading S.A (see Note 9) which was repaid on July 25, 2006.

Because the notes are denominated in Tenge, the balance reported on the financial statements fluctuates based upon ending exchange rates.

NOTE 8 - NOTES PAYABLE

Notes payable consists of the following:

                                                                                    September 30,              December 31,
                                                                              --------------------    ----------------------
                                                                                             2006                      2005
----------------------------------------------------------------------------------------------------------------------------
Note payable to a company bearing interest at 0%;
   imputed interest of 22%; denominated in U.S. dollars;
   due April 2009; unsecured;                                                                $  -               $   497,818
Note payable to a company bearing interest at 3%;
   imputed interest of 22%; denominated in U.S.
   dollars; due April 2010; unsecured;                                                          -                   550,000
Note payable to a company bearing interest at 0%;
   imputed interest of 22%; denominated in U.S.
   dollars; due August 2008; unsecured;                                                         -                   485,951
Note payable to a company bearing interest at
   LIBOR plus 2% (6.39% at December 31, 2005);
   imputed interest of 22%; denominated in U.S.
   dollars; due March 2010; unsecured;                                                          -                    60,000
Notes payable to companies bearing interest at 0%;
   imputed interest of 22%; due on demand; unsecured;                                           -                 3,018,032
Note payable to a company bearing interest at 14%;
   due on demand; unsecured;                                                                    -                    29,709
Note payable to a company bearing interest at 16%;
   due on demand; unsecured;                                                                    -                    52,286
Note payable to a company bearing interest at 5%;
   due on demand; unsecured;                                                                    -                   560,203
Note payable to a company bearing interest at 0%;
   due on demand; unsecured;                                                                    -                         -
Note payable to a company bearing interest at 0%;
   due on demand; unsecured; (See Note 6)                                                       -                         -
============================================================================================================================
Total Long-term Debt                                                                            -                 5,253,999
Less: Current Portion                                                                           -                (3,660,230)
Less: Debt discount                                                                             -                  (796,591)
----------------------------------------------------------------------------------------------------------------------------
Long-term Debt - Net of Current Portion                                                      $  -               $   797,178
============================================================================================================================

During third quarter of 2006 the Company repaid notes payable in the amount of
$9,275,724 which also represents additional borrowings made during the nine months 2006.

NOTE 9 - NOTES PAYABLE - RELATED PARTIES

Long-term debt to related parties consists of the following:

                                                                            September 30,            December 31,
                                                                    ----------------------    --------------------
                                                                                     2006                    2005
------------------------------------------------------------------------------------------------------------------
Notes payable to related companies bearing interest
   at 6.29%; due August 2008; unsecured;                                          $     -              $1,710,012
Note payable to related company bearing interest
   at 6.29%; due August 2010; unsecured;                                           90,000               2,288,000
Notes payable to related companies bearing interest
   at 6.29%; due May 2008; unsecured;                                                   -                  77,000
Notes payable to related companies bearing interest
   at 0%; due May 2007; unsecured;                                                      -                       -
------------------------------------------------------------------------------------------------------------------
Total Long-term Debt                                                               90,000               4,075,012

Less: Current Portion                                                                   -                       -
------------------------------------------------------------------------------------------------------------------
Long-term Debt - Net of Current Portion                                           $90,000              $4,075,012
------------------------------------------------------------------------------------------------------------------

The above amounts were loaned to the Company per an agreement dated August 8,
2005, between KMI and KKM, for up to $10,000,000 for the purpose of assisting
KKM in funding its work requirements, including generation of geological data, under its mineral extraction contract. Funds borrowed under this agreement bear interest at the rate of 6.29% (the August 8, 2005 LIBOR plus 2%) per annum.
Terms ranged from three to five years with no prepayment penalties. The notes were not collateralized. At December 31, 2005 $3,998,012 had been borrowed. The former owners of Kazakh Metals, Inc. are funding this agreement.

On January 18, 2006, the Company signed a financial aid agreement with Balmont
Trading S.A. Under this agreement the Company borrowed $100,000 for the period of 16 months from the date of signing the agreement. The loan was repaid on July
25, 2006.

During the quarter ended September 30, 2006, the Company repaid a substantial portion of related party debt in the amount of $3,984,874 which payment also included payment of additional borrowings made during the nine months ended
September 30, 2006. Subsequent to September 30, 2006 the Company repaid the remaining $90,000.

NOTE 10 - SHAREHOLDERS' EQUITY

On July 14, 2006, the Company closed a private placement of 24,000,000 common shares and warrants to purchase 8,000,000 common shares to two non-U.S.
investors for $28,000,000. These issuances did not result in a change in control of the Company.

From the total proceeds, the Company paid the placement agent, Aton Securities,
Inc., a cash fee totaling 5% of the total proceeds raised, or $1,400,000. The
Company also issued to the placement agent a warrant to purchase up to 2,400,000 shares of our restricted common stock. The exercise price of this warrant is
$1.17 per share. The warrant is immediately exercisable and will expire eighteen months from the date they are granted. Also, the Company incurred legal and consulting expenses of $153,487.

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

NOTE 12 -SUBSEQUENT EVENT

Stock grants

Pursuant to the board of directors desire to attract and retain experienced and educated executives, on October 20, 2006 the board agreed to award restricted stock grants for 1,083,123 shares to certain officers and employees of the
Company. The stock grants were valued at $1.95 per share, which represented the closing market price of the Company's stock on October 20, 2006. The stock grants were made under the Company's 2003 Stock Option Plan.

Sale of Condesa

On October 1, 2006 Bekem sold Condesa to a third party for a nominal value.

Item 2.  Management's Discussion and Analysis

         For a complete understanding, this Management's Discussion and Analysis should be read in conjunction with the Financial Statements and Notes to the
Financial Statements contained in this Form 10-QSB and our Form 10-KSB for the year ended December 31, 2005, as amended.

         Forward Looking Information and Cautionary Statement

         Certain statements in this quarterly report may be deemed to be forward-looking statements. Forward-looking statements regarding economic conditions, effects of corporate initiatives, future profitability, projections, future revenue opportunities, and their impact on us are forward-looking statements and not historical facts. These statements are estimates or projections involving numerous risks or uncertainties, including but not limited to, our ability to locate and exploit commercially viable mineral deposits, demand for nickel, cobalt and brown coal, our ability to prove up our ore processing technology, our ability to control expenses, actions by competitors, changes in market needs and technology, political or regulatory matters, litigation, general economic conditions and changes in management strategy.

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

         Overview

         We are engaged in the exploration, extraction, refining and marketing of nickel, cobalt and brown coal in the Republic of Kazakhstan.

         We incorporated in the state of Utah under the name EMPS Research
Corporation on January 30, 2001. We changed our name to Bekem Metals, Inc., on
March 16, 2005 following our acquisition of Condesa Pacific, S.A., a British
Virgin Islands international business company, and its wholly owned subsidiary
Kaznickel, LLP in January of 2005. On July 24, 2006, Condesa transferred its interest in Kaznickel to Bekem, making Kaznickel a wholly-owned subsidiary of
Bekem. On October 1, 2006 Bekem sold Condesa to a third party for a nominal value.

         The primary asset of Kaznickel is an exploration and production concession issued by the government of the Republic of Kazakhstan which grants
Kaznickel the exclusive right, through February 2026, to explore for and engage in test production of nickel, cobalt and other minerals in a 12,232 acre area in northeastern Kazakhstan known as the Gornostai deposit.

         On October 24, 2005, we entered into an agreement whereby we acquired
KMI, and its wholly owned subsidiary KKM in exchange for 61,200,000 of our common shares. As discussed above, KKM holds the exclusive licenses to extract and process nickel and cobalt ore from its Kempirsai deposit and brown coal from its Mamyt deposit in northwestern Kazakhstan. Under the applicable accounting reporting rules, KMI was considered the accounting acquirer.

Company Structure

Bekem Metals, Inc.
(Wholly owns)
Kazakh Metals, Inc., a BVI international business
(Wholly owns)
Kyzyl Kain Mamyt LLP, a Kazakhstan limited liability partnership
Kempirsai Concession
Western Kazakhstan (575,756 acres)
Mamyt Concession
Western Kazakhstan (117 acres)
(Wholly owns)
Kaznickel, LLP, a Kazakhstan limited liability partnership
Gornostai Concession
Eastern Kazakhstan (12,232 acres)

Results of Operations

         Since inception we have generated only limited revenue from operations.
We do not anticipate generating cash flow from operations until 2008. We anticipate we will expend millions of dollars before reaching commercial production stage. Because we are not currently, and do not expect to generate cash flow from operations until some time in 2008, we will be completely dependent on investment funds to support our operations until such time as production generates sufficient revenues to cover our operating expenses. We do not expect to begin production until the fourth quarter 2008, and we do not anticipate generating sufficient revenue to cover operating expenses until at least 2009. In July 2006 we raised $28,000,000 through a private placement of our equity securities. These funds are being used in the further development of our properties and technology, for repayment of loans, to make acquisitions and as working capital. The funds raised in July, however, represent only a portion of the funds we will need to begin commercial production. We anticipate the need to seek significant additional funding in the future. There is no assurance that we will be able to obtain additional funding in the future on favorable terms, or at all.

         As you read this Results of Operations section it is important to keep in mind that in October 2005 we acquired KMI and its operating subsidiary KKM.
KMI acquired KKM on May 31, 2005. As a result of common ownership between Bekem and KMI prior to the October 2005 acquisition, the operations of KKM have been included in our financial statements from the time KKM was acquired by KMI on
May 31, 2005. While KKM has not engaged in significant operations in recent years, it has engaged in significantly greater operations than Bekem or
Kaznickel. Prior to the acquisition of KMI, we were engaged in exploration of our Gornostai deposit. However, because of a lack of funds our exploration activities were limited. The increases in revenue and expenses during the three and nine months ended September 30, 2006 compared to the three and nine months ended September 30, 2005 is the result of acquisition of KKM and not the result of increased operations of Bekem or Kaznickel.

Three months ended September 30, 2006 compared to the three months ended
September 30, 2005

         General and Administrative Expenses

         With the acquisition of KKM, our general and administrative expenses during the three months ended September 30, 2006 increased to $1,287,652 from
$168,575 during the third quarter 2005. This significant increase in general and administrative expenses in the third quarter 2006 is attributable to the significant increase in employees and employee-related costs due to the acquisition of KKM, as well as, costs associated with having operations in both northeastern and northwestern Kazakhstan, including increased office rents and travel expenses. During the remainder of the 2006 fiscal year we expect general and administrative expenses will continue to increase at about the same or a more accelerated rate as we continue our efforts to ramp up mining and processing operations.

         Accretion Expense

         As a result of our acquisition of KKM and the Kempirsai deposit in the current fiscal year, during the three months ended September 30, 2006 accretion expense increased 35% compared to the three months ended September 30, 2005 when we recognized accretion expense related only to the Gornostai deposit. We believe accretion expense will continue at rates consistent with those realized during the quarter ended September 30, 2006 through the balance of the current fiscal year.

         Depreciation Expense

         During the third quarter 2006 we realized depreciation expense of
$12,695 compared to $7,629 during the third quarter 2005. With the acquisition of KKM, we also acquired the assets of KKM, which includes equipment, buildings,

machinery, etc. that we did not own during the third quarter 2005. We expect increases in depreciation expense during the fourth quarter of fiscal 2006 to remain at levels more or less consistent with the increase experienced during the third quarter 2006.

         Total Expenses

         For the reasons discussed in the preceding paragraphs, our total expenses increased from $277,728 during the three months ended September 30,
2005 to $1,583,793 during the three months ended September 30, 2006. We expect total expenses during the rest of 2006 to increase at even greater rates as we ramp up our business.

         Loss from Operations

         During the three months ended September 30, 2006 we experienced a loss from operations of $1,583,793 compared to a loss of $277,728 during the three months ended September 30, 2005. This dramatic increase in loss from operations during the third quarter 2006 is the result of our acquisition of KKM and its active operations. By comparison, during the third quarter 2005 we engaged in limited operations and incurred few expenses. We expect we will continue to generate losses from operations until such time as we begin significant ore production.

         Net Loss

         For the foregoing reasons, during the three months ended September 30,
2006 we experienced a net loss of $3,671,422 compared to a net loss of $276,893 during the three months ended September 30, 2005. This increase in net loss also resulted from retiring notes payable prior to their due dates and the full recognition of the debt discount of $1,075,065. We anticipate we will continue to experience increasing net losses until we are able to engage in significant nickel and cobalt ore extraction, processing and sales. We do not expect to be engaged in significant ore extraction and processing prior to the 2008 fiscal year.

Nine months ended September 30, 2006 compared to the nine months ended September
30, 2005

         Revenue

         During the nine month period ended September 30, 2006, we earned revenue of $69,527 primarily from
the sale of brown coal and providing various services with our existing machinery and equipment. By comparison, in the first three quarters of 2005 we realized no revenue. During the nine-month period ended September 30, 2005 we acquired the Gornostai deposit. Our operations during the period were limited to exploratory drilling. The KKM operations were limited immediately after our acquisition on May 31, 2005 and no revenue was produced until later in 2005. By the end of the 2006 fiscal year we expect revenue to be lower as compared to the
2005 fiscal year because we do not expect to sell any significant quantities of ore or coal in 2006.

         Cost of Product Sold

         We realized cost of product sold of $65,871 during the nine months ended September 30, 2006 and no cost of product sold during the comparable 2005 period. This increase in cost of product sold is the direct result of our acquisition of KKM and its active operations. As discussed above, during the first nine months of 2005 we engaged in very limited mining operations. We expect by the end of the 2006 fiscal year that cost of product sold will be lower when compared to the 2005 fiscal year because we do not expect to sell any significant quantities of ore or coal during the 2006 fiscal year.

         General and Administrative Expenses

         General and administrative expenses during the nine month period ended
September 30, 2006 increased to $2,209,740 from $358,519 during the nine month period ended September 30, 2005. This dramatic increase in general and administrative expense is attributable to a significant increase in employees and employee-related costs as a result of the acquisition of KKM, as well as, costs associated with having operations in both northeastern and northwestern
Kazakhstan, increased office rents and travel expenses. During the remainder of the 2006 fiscal year we expect general and administrative expense will continue to increase at about the same or a more accelerated rate as we continue our efforts to ramp up mining and processing operations.

         Accretion Expense

         Accretion expense increased 32% during the nine months ended September
30, 2006 compared to the nine months ended September 30, 2005. As discussed above, this increase in accretion expense is attributable to our acquisition of the Kempirsai deposit. We acquired the Kempirsai deposit during the fourth quarter of 2005 and therefore did not recognize accretion expense for this deposit during the third quarter of 2005. We believe accretion expense will continue at rates consistent with those realized during the nine months ended
September 30, 2006 throughout the balance of the current fiscal year.

         Depreciation Expense

         During the nine months ended September 30, 2006 we realized depreciation expense of $48,423 compared to $23,781 during the nine months ended
September 30, 2005. With the acquisition of KKM, we also acquired the assets of
KKM, which included equipment, buildings, machinery, etc. that we did not own during the first quarter 2005. We expect increases in depreciation expense during the remainder of the year to remain at levels more or less consistent with the increase experienced during the first nine months of the year.

         Research and Development Costs

         We realized research and development costs of $391,307 related to the development of our pilot processing plant compared to $0 during the nine months ended September 30, 2005. We expect our research and development costs will increase by more than $400,000 by the end of current fiscal year as we start testing our pilot processing plant.

         Total Expenses

         As a result of our acquisition of KKM our total expenses increased from
$699,221 during the nine months ended September 30, 2005 to $3,153,195 during nine months ended September 30, 2006. We expect our total expenses during the rest of 2006 will continue to increase at even greater rates as we ramp up our business.

         Loss from Operations

         During the nine months ended September 30, 2006 we experienced a loss from operations of $3,083,668 compared to a loss of $699,221 during the nine months ended September 30, 2005. This dramatic increase in loss from operations during the nine months ended September 30, 2006 is the result of our acquisition of KKM and its active operations during the fourth quarter 2005. By comparison, during the nine months ended June 30, 2005 we engaged in limited operations and incurred fewer expenses. We expect we will continue to generate losses from operations until such time as we engage in significant ore production.

         Net Loss

         For the foregoing reasons, during the nine months ended September 30,
2006 we experienced a net loss of $4,838,386 compared to a net loss of $695,301 during the nine months ended September 30, 2005. The increase in net loss also resulted from retiring notes payable prior to their due dates and the full recognition of the debt discount of $1,075,065. We anticipate we will continue to experience increasing net losses until we are able to engage in significant nickel and cobalt ore extraction, processing and sales. We do not expect to be engaged in significant ore extraction and processing prior to the 2008 fiscal year.

Liquidity and Capital Resources

         Our capital resources have consisted primarily of funds we have borrowed from related and non-related parties and the sale of our equity securities. As discussed above, in July 2006 we raised $28,000,000 through the private placement of our equity securities. These funds, however, represent only a portion of the funds we will need to move to commercial production. As of
September 30, 2006, we have about $8,500,000 of the approximately $26,000,000 in net proceeds we realized from the private placement. We used the money raised in the private offering to reduce debt, acquire equipment, continue exploration and fund operations. We anticipate the need for substantial additional capital resources, which will likewise consist primarily of funds raised in financing activities and debt.

         During the nine months ended September 30, 2006 and September 30, 2005, cash was primarily used to fund operations and repay notes payable. See below for additional discussion and analysis of cash flow.

                                                               Nine months ended           Nine months ended
                                                              September 30, 2006          September 30, 2005
                                                  ------------------------------- ---------------------------
Net cash used in operating activities                               $ (4,883,510)                  $(376,377)
Net cash provided by investing activities                             21,995,494                         127
Net cash provided by/used in) financing activities                    (8,854,700)                    399,846
Effect of exchange rate changes on cash                                  149,573                       2,554
                                                                    ------------                   ---------
NET INCREASE IN CASH                                                $  8,406,857                   $  26,150
                                                                    ============                   =========

         During the nine months ended September 30, 2006 net cash used in operating activities was $4,883,510 compared to net cash used in operating activities of $376,377 during the nine months ended September 30, 2005. This increase in net cash used in operating activities is primarily attributable to increases in general and administrative expenses and research and development costs, which were largely the result of our acquisition of KMI and its operating subsidiary KKM.

         During the nine months ended September 30, 2006 we received $21,995,494 from investing activities, most of which is related to cash received through the private placement of our equity securities. By comparison, during the nine months ended September 30, 2005 we realized net cash from investing activities of $127.

         Net cash used in financing activities during the nine months ended
September 30, 2006 was $8,854,700 compared to net cash provided by financing activities of $399,846 during the nine months ended September 30, 2005. During the nine months ended September 30, 2006 the Company repaid a substantial portion of notes payable and related party debts.

Plan of Operations

Operations

         Drilling

         We plan to drill approximately 34,500 meters of the east and west banks of the Gornostai deposit. Estimated drilling costs is $3,500,000 which include both direct and indirect drilling costs, including geologist fees and costs for site supervisors, geological data processors, core sample takers, topographers, site procurement specialists, etc.

         Core Analysis

         We anticipate spending approximately $250,000 for core analysis.

Design and Engineering

         We anticipate spending approximately $3,500,000 for pre-feasibility and feasibility studies and to develop a commercial processing plant design for ore processing at the Kempirsai deposit. We will also perform an independent resource and reserves estimate and valuation.

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

         Detailed Design

         Detailed design costs of $1,500,000 represent the prospective costs of detailed engineering and design contract for construction of a commercial processing plant at the Kempirsai deposit. This includes flow sheet design and its pilot testing. This is a rough estimate, which will be subject to future revision following completion of feasibility studies.

Professional Fees

         We expect to incur approximately $300,000 during the current fiscal year in expenses to our financial auditors and securities attorneys.

Administrative Expenses

         We have allocated approximately $3,000,000 for administrative expenses for the current fiscal year, which includes expenses of maintaining offices in the United States and Kazakhstan, for salaries and for taxes.

Working Capital

         We plan to allocate $2,800,000 for working capital for the next twelve months. This will be used to finance our operations at the Kempirsai and
Gornostai deposits.

Summary of Material Contractual Commitments

The following table lists our significant commitments as of September 30, 2006:

                                                                     Payments Due by Fiscal Year
                                                           ------------------------------------------------
                                                             Less than 1       1-3 years      Thereafter
        Contractual Commitments                Total             year
----------------------------------------- ---------------- ---------------- ---------------- --------------
Monetary commitments for exploration          $ 2,441,580          865,100        1,576,480            -0-
----------------------------------------- ---------------- ---------------- ---------------- --------------
Notes Payable - Related Party                 $    90,000           90,000              -0-            -0-
----------------------------------------- ---------------- ---------------- ---------------- --------------
Due to the Government of
Republic of Kazakhstan(1)                     $   731,221              -0-          731,221            -0-
----------------------------------------- ---------------- ---------------- ---------------- --------------
Training                                      $    42,000              -0-          $42,000            -0-
----------------------------------------- ---------------- ---------------- ---------------- --------------
Social projects                               $   117,906              -0-              -0-        117,906
----------------------------------------- ---------------- ---------------- ---------------- --------------
Operating Leases                              $   211,058           54,539          156,519            -0-
----------------------------------------- ---------------- ---------------- ---------------- --------------
Total                                         $ 3,633,765        1,009,639        2,506,220        117,906
----------------------------------------- ---------------- ---------------- ---------------- --------------

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

                                  Tons of Ore           Tons of Brown Coal
                              -------------------    -------------------------
                      2006                -0-                  20,000
                      2007            175,000                  60,000
                      2008            350,000                 200,000
                      2009          1,000,000                 200,000
                      2010          1,000,000                 200,000
                      2011          1,000,000                 200,000

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

         As of September 30, 2006 we had no off-balance sheet financing arrangements.

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
We adopted the provisions of EITF 04-6 on January 1, 2006. We have had very limited production activity in the recent period, so the full effect of this adoption will be felt as production increases in the future periods.

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

Item 3.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

         Our principal executive officer and our principal financial officer
(the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)
and 15d-15(e). Such officers have concluded (based upon their evaluations of these controls and procedures as of the end of the period covered by this report) that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this report is accumulated and communicated to management, including the Certifying Officers as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Certifying Officers have concluded that our disclosure controls and procedures are effective as of September 30, 2006.

Changes in Internal Control over Financial Reporting

         There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         On July 14, 2006, we closed a private placement of 8,000,000 Units of our securities to two non-U.S. investors for $28,000,000. Each Unit consists of three shares of restricted common stock and one warrant to purchase an additional share of common stock for two years from the closing at a price of
$2.00 per share. The warrants are immediately exercisable. The price per Unit was $3.50.

         In connection with this private placement we issued a total of
24,000,000 common shares and warrants to purchase 8,000,000 common shares. These issuances did not result in a change in control of the Company.

         From the total proceeds, we compensated the placement agent, Aton
Securities, Inc., a cash fee totaling 5% of the total proceeds raised, or
$1,400,000. We also issued to Aton Securities warrants to purchase up to
2,400,000 shares of our restricted common stock. The exercise price of the warrants is $1.17 per share. The warrants will be immediately exercisable and will expire eighteen months from the date they are granted. The placement agent is not an officer, director or greater than 10% shareholder of the Company. None of the fees to be paid or warrants to be granted to the placement agent will either directly or indirectly be paid to any officer, director or greater than
10% shareholder of the Company.

         Investors in this offering were granted the right to request the
Company file a registration statement on their behalf registering for resale the shares they purchased in this private placement. The Registration Rights
Agreement requires that at least 51% of the shares purchased in this private placement request registration before we must undertake efforts to register the shares for resale. The investors in this private placement may not request registration for at least 90 days from the closing of the private placement.

         As set forth above, the securities were issued without registration under the Securities Act of 1933 in reliance upon exemptions from registration pursuant to Regulation S of the rules and regulations promulgated by the
Securities and Exchange Commission under the Securities Act of 1933.

         Sales Pursuant to Regulation S

         All offers and sales were made to non-U.S. persons in offshore transactions. No directed selling efforts were made in the United States by the issuer, placement agent or any person acting on their behalf. The shares sold are subject to the offering restrictions set forth in Rule 903(b)(3), including a one-year distribution compliance period.

         On October 20, 2006 the board agreed to award restricted stock grants to the following four officers or employees of the Company;

Name                     Position with the Company                         Number of Shares
---------------------    --------------------------------------------    ------------------
Marat Cherdabayev        Chief Executive Officer, President, Director              421,772
Yermek Kudabayev         Chief Financial Officer                                   383,429
Nurlan Tajibaev          Vice President, Director                                  191,715
Alexander Rassokhin      Exploration Manager                                        86,207

         The stock grants were valued at $1.95 per share, which represented the closing market price of our stock on October 20, 2006. The stock grants were made under our 2003 Stock Option Plan.

         Mr. Cherdabayev's shares will vest as follows: one-fourth (105,443 shares) on the first anniversary of the grant date; one-fourth (105,443 shares)
on the second anniversary of the grant date and the remaining one-half (210,886 shares) will vest on the third anniversary of the grant date.

         Mr. Kudabayev's shares will vest as follows: one-fourth (95,857 shares)
in April 2007 and one-fourth (95,857 shares) in April 2008, provided that the
Company has timely filed its reports with Securities and Exchange Commission.

The final one-half (191,715 shares) will vest in April 2009. Vesting during each year is contingent upon the Company timely filing of its reports with the
Securities and Exchange Commission each year. Moreover, vesting in the third year is also contingent upon the Company having commenced commercial operations.

         Mr. Tajibaev's shares will vest as follows: one-fourth (47,929 shares)
on the first anniversary of the grant date and one-fourth (47,929 shares) on the second anniversary of the grant date, provided that in each year the Company meets the yearly deadlines for the pilot plant construction, completion and operations as dictated by the board of directors. The final one-half (95,857 shares) will vest on the third anniversary of the grant date conditioned that the Company timely meet the third year deadlines for the pilot plant construction, completion and operations during the third year, and the Company having commenced commercial operations.

         Mr. Rassokhin's shares will vest as follows: one-fourth (21,552 shares)
on the first anniversary of the grant date and one-fourth (21,552 shares) on the second anniversary of the grant date, provided that in each year the Company timely performs the drilling work program requirements as dictated by the
Republic of Kazakhstan's Ministry of Energy and Mineral Resources. The final one-half (43,103 shares) will vest on the third anniversary of the grant date, conditioned upon the Company timely performing the drilling work program requirements, as dictated by the Republic of Kazakhstan's Ministry of Energy and
Mineral Resources during the third year and the Company having commenced commercial operations.

         These stock grants were made without registration under the Securities
Act of 1933 in reliance upon exemptions from registration pursuant to Regulation
S of the rules and regulations promulgated by the Securities and Exchange
Commission under the Securities Act of 1933.

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

                                               BEKEM METALS, INC.

November 14, 2006                              By: /s/ Marat Cherdabayev
                                                  ------------------------------
                                                  Marat Cherdabayev,
                                                  Principal Executive Officer

November 14, 2006                              By:  /s/ Yermek Kudabayev
                                                  ------------------------------
                                                  Yermek Kudabayev,
                                                  Principal Financial Officer

