Form 10KSB
period 2006-12-31
BEKEM METALS INC
filed 2007-04-02
CIK 1223550

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________

Commission File Number 0-50218

BEKEM METALS, INC.

(Name of Small Business Issuer in its charter)

Utah	87-0669131
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

170 Tchaikovsky Street, 4th Floor
Almaty, Kazakhstan	050000
(Address of principal executive offices)	(Zip code)

Issuer’s telephone number: +7 3272 582 386

Securities registered pursuant to section 12(b) of the Exchange Act: None

Securities registered pursuant to section 12(g) of the Exchange Act: Common, $0.001 par value

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. ☐

Check if the Issuer is a shell company. ☐

The issuer’s revenue for its most recent fiscal year was: $105,304.

The aggregate market value of the issuer’s voting stock held as of March 20, 2007, by non-affiliates of the issuer was approximately $45,054,015, based on the average of the bid price and the ask price for the Company’s common stock on that date, as reported on the OTCBB.

As of March 5, 2007, the issuer had 125,172,011 shares of its $0.001 par value common stock outstanding.

Transitional Small Business Disclosure Format. Yes ☐ No ☒

Documents incorporated by reference: None

FORWARD LOOKING STATEMENTS

Certain statements contained herein including, but not limited to those relating to our plan of operations, future potential revenue, future expenses, future development of our mineral properties, the development and commercial viability of our processing technology, our ability to obtain future governmental approvals, expansion of our operations, our ability to generate cash flow, future demand for nickel, cobalt and brown coal, future commodity prices, integration of new technologies into operations, credit facilities, future capital expenditures and working capital, sufficiency of future working capital, borrowings and capital resources and liquidity, expectations of timing, satisfaction of contingencies, the impact of any change in accounting policies on our financial statements, future acquisitions, management’s assessment of internal control over financial reporting, financial results, opportunities, growth, business plans and strategy and other statements that are not historical facts contained in this report are forward-looking statements. When used in this document, words like “believe,” “expect,” “project,” “intend,” “estimate,” “budget,” “plan,” “forecast,” “predict,” “may,” “will,” “could,” “should,” or “anticipates” and similar expressions or the negative thereof, or other variations thereon, or comparable terminology, or discussions of strategy that involve risk and uncertainties are also intended to identify forward-looking statements. Such statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance or achievements of the Company or industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, market factors, market prices (including regional basis differentials) of nickel, cobalt and brown coal, results of future exploration and extraction activities, future production and costs, unsettled political conditions, civil unrest and governmental actions, foreign currency fluctuations, and environmental and labor laws and other factors detailed herein. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. These forward-looking statements are based on current expectations, and we assume no obligation to update this information. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

PART I

Items 1 & 2.	Description of Business and Properties

Company History

Bekem Metals, Inc., (hereinafter referred to as “us,” “we,” the “Company” or “Bekem”) is engaged in the development, extraction, refining and marketing of nickel, cobalt and brown coal in the Republic of Kazakhstan.

We incorporated in the state of Utah under the name EMPS Research Corporation on January 30, 2001. From inception through the end of the 2004 fiscal year, our primary business focus was the development, marketing and licensing of our patented technology for use in commercially separating nonmagnetic particulate material by building and testing a high frequency eddy-current separator (“HFECS”).

We changed our name to Bekem Metals, Inc., on March 16, 2005 following our acquisition of Condesa Pacific, S.A., a British Virgin Islands international business company, and its wholly owned subsidiary Kaznickel, LLP in January of 2005. With the acquisition of Kaznickel, our primary business focus shifted from the development of our HFECS technology to becoming a nickel and cobalt producer in Kazakhstan. On July 24, 2006, Condesa transferred its interest in Kaznickel to Bekem, making Kaznickel a wholly-owned subsidiary of Bekem. On October 1, 2006 Bekem sold Condesa to a third party for nominal value.

The primary asset of Kaznickel is an exploration and production concession issued by the government of the Republic of Kazakhstan which grants Kaznickel the exclusive right, through February 2026, to explore for and engage in test production of nickel, cobalt and other minerals in a 12,232 acre area in northeastern Kazakhstan known as the Gornostayevskoye (“Gornostai”) deposit.

On October 24, 2005, we acquired Kazakh Metals, Inc. (“KMI”), and its wholly owned subsidiary Kyzyl Kain Mamyt (“KKM”), LLP in exchange for 61,200,000 shares of our common stock. KKM holds the exclusive subsoil use contract to extract and process nickel and cobalt ore from its Kempirsai deposit, which is comprised of the Kara-Obinskoe and Novo-Shandashinskoe deposits, and referred to herein collectively as the “Kempirsai” deposit and brown coal from its Mamyt deposit in northwestern Kazakhstan. Under the applicable accounting reporting rules, KMI was considered the accounting acquirer.

Company Structure

Bekem Metals, Inc.
(Wholly owned)
Kazakh Metals, Inc.,
a BVI international business
(Wholly owned)
Kyzyl Kain Mamyt LLP,
a Kazakhstan limited liability partnership
Kempirsai Concession
Western Kazakhstan (575,756 acres)
Mamyt Concession
Western Kazakhstan (117 acres)
(Wholly owned)
Kaznickel, LLP,
a Kazakhstan limited liability partnership
Gornostai Concession
Eastern Kazakhstan (12,232 acres)

Business of the Company

The Nickel Market

According to United States Geological Survey (“USGS”) the world mine reserves of nickel and the world mine reserves base of nickel in 2006 were 64 million tons and 140 million tons, respectively. In 2006 total nickel production was approximately 1,550,000 tons. Russia was the largest producer of nickel in the world with a 20% market share, followed by Canada with 15%, Australia with 12%, and Indonesia with 9%.

There is some debate in the market as to whether nickel prices will continue to increase. In 2006 the average price for nickel was about $24,287 per ton, up from $14,372 in 2005. The average London Metal Exchange (“LME”) price for nickel in January 2007 was $36,811 per ton.

There are several factors that can affect the overall worldwide nickel demand and prices in the future, which include the following:

•	Expansion of new nickel mining capacity;
•	New processing technologies;
•	Stainless-steel worldwide demand.

There are a number of new nickel mining projects that are projected to meet demand over the next five years. The Brazilian CVRD (former INCO) has been constructing a laterite mining complex at Goro near the southeastern tip of New Caledonia. It is anticipated that the New Caledonian nickel will be recovered onsite using pressure acid leaching technology. Australia’s leading nickel producer, BHP Billiton, is also developing a large laterite deposit near Ravensthorpe, Western Australia. Several other companies are considering employing some form of acid leaching technology to recover nickel in Cuba, Guatemala and the Philippines. The USGS has reported, however, that some nickel consumers are concerned that the global demand for nickel could outstrip supply before new mining projects can be completed. At least five automobile manufactures plan to use nickel-metal hydride batteries to power their gasoline-electric hybrid vehicle for the 2008 and 2009 model years, which would lead to a significant increase in nickel demand.

According to CRU Strategies, an independent business analysis and consultancy group focused on the mining, metals, power, cables, fertilizer and chemical sectors, the compounded annual growth rate (“CAGR”) of primary nickel consumption in the last 5 years was 4.1%. In the next five years the CAGR is expected to grow strongly up to 4.3% annually. Increasing world consumption of stainless steel is being driven in large part by China’s continued rapid economic expansion. Strong economic growth in the rest of the world will also support nickel consumption. The CRU Strategies analysis indicates that over 320,000 tons more primary nickel will be required by 2011 compared with 2006, and that supply and demand of primary nickel would be evenly matched in the next five years if the industry developed laterite ore bodies, especially limonite deposits utilizing high pressure acid leach technology.

Stainless-steel production, the single largest end use market segment of nickel, is expected to grow steadily in the next five years, relying heavily on the primary nickel supply for its expansion. Of course, high nickel prices force some steel mills to substitute chromium and manganese in place of nickel; while this lowers the cost of producing, it also lowers the corrosion-resistance of the steel. This lower-quality steel is used mainly in consumer applications where the low price of the final product is more important than corrosion resistance. Resistance to corrosion makes nickel an essential element both in alloys and as a catalyst. For aerospace, electric power and petrochemical industries, this resistance to corrosion is essential, as well as for use in gray-iron castings to toughen the iron, promote graphitization and improve machineability

History of our deposits

Gornostai

In February 2004, Kaznickel acquired a concession for exploration and development of the Gornostai cobalt and nickel deposit (contract No. 1349 registered by the Kazakh Ministry of Energy and Mineral Resources), covering 12,232 acres in eastern Kazakhstan.

We are at the exploration stage on the Gornostai deposit, which is located in the Beskaragai district of the East Kazakhstan region in Kazakhstan. The deposit was discovered in 1958. This deposit is divided into North and South sections by the Irtysh River. From 1960 to 1968 a series of surveys and evaluation works were performed on both sections by the Semipalatinsk Expedition to evaluate available cobalt-nickel ore reserves. The surveys identified and explored 21 ore bodies on the South section and two ore bodies on the North section.

The Gornostai deposit was abandoned, however, as reserves around Norilsk in Russia were considered more attractive because of larger reserves and higher nickel content. Moreover the Norilsk reserves were already at the production stage. In addition, a Soviet army nuclear test site, similar to the Nevada Test Site, was located near the Gornostai deposit. The surrounding territory, including the deposit, was considered a secret military zone. For these reasons, further exploration of the deposit was discontinued in 1968.

The last nuclear testing in the area was conducted more than 15 years ago. Recent tests show that the radiation levels in the soil, water and air are within normal ranges.

Pursuant to the terms of the three-year work program approved by the Geology Committee of the Republic of Kazakhstan Ministry of Energy and Mineral Resources (“MEMR”) and as required under the Kaznickel exploration and development contract, in 2006 and 2005, Kaznickel completed drilling core holes samples of 12,652 meters and 1,065 meters, respectively. Under the three-year work program, we are required to drill an additional 12,961 meters in 2007.

Kempirsai

KKM holds a subsoil use contract for the production of nickel and cobalt deposits from a 575,756 acre territory, in northwestern Kazakhstan. This contract was issued by the MEMR and incorporates License series MG#420 and MG#426. The subsoil use contract grants KKM the right to produce nickel and cobalt ore from deposits located within the licensed territory through October

12, 2011. This contract may be extended upon agreement between KKM and the MEMR. KKM also holds a subsoil use contract that incorporates License series MG #9-D to produce Mamyt brown coal from a deposit located within 40 kilometers of its cobalt and nickel deposit. This contract expires on December 11, 2018 with the possibility of further extensions.

The primary nickel and cobalt deposit located within this licensed territory is the Kempirsai deposit. This deposit was discovered in 1938 and at its peak in the late 1980’s mined almost five million tons of ore annually. The deposit was assigned to the YuzhUralNickel processing plant in Russia during Soviet times. The Kempirsai deposit remained the property of YuzhUralNickel after the break up of the Soviet Union until 1996, when a joint venture between YuzhUralNickel and the Kazakhstan State Property Committee was formed. Because of a lack of Russian interest in developing this deposit in Kazakhstan, the joint venture was unsuccessful and in 1999 the rights to the Kempirsai and Mamyt deposits were acquired by KKM.

Title to Properties

As discussed, we hold an exploration and development subsoil use contract from the Republic of Kazakhstan that grants us the right to explore and produce nickel, cobalt and other minerals within the Gornostai deposit. We also hold several subsoil use contracts that grant us the right to produce nickel, cobalt and brown coal at the Kempirsai and Mamyt deposits, respectively. For additional information regarding our contracts please see the following table.

Territory Name	Size of Territory	Primary Minerals	License Type	License or Contract #	License and Subsoil Use Contract Term

Gornostai	12,232 acres	Nickel and cobalt ore	Exploration and Production	1349	Exploration period expires Feb. 26, 2008 unless extended. Production period expires Feb. 26, 2026 unless extended.

Kempirsai	575,756 acres	Nickel and cobalt ore	Production	MG #420 MG #426	Expires Oct, 12, 2011 unless extended.

Mamyt	116 acres	Brown coal	Production	MG #9-D	Expires Dec, 11 2018 unless extended.

The subsoil use contract to the Gornostai deposit was issued in February 2004. Under the terms of that contract, we were granted the right to explore for nickel and cobalt for two years. The exploration term can be extended twice for periods of two years each upon our request. We requested and have been granted our first extension, extended the current exploration period to February 2008. Upon discovery of commercially producible nickel and cobalt reserves, we may notify the MEMR and convert from exploration stage to production. If we make no commercial discoveries before the end of the exploration period, as extended, our rights to the territory will revert back to Republic of Kazakhstan. Upon completion of exploration, we will return to the Republic of Kazakhstan the rights to all areas within the licensed territory wherein no commercial discoveries of nickel and cobalt were made.

When we complete exploration of the Gornostai deposit, assuming we make commercial discoveries, we will apply to the MEMR to move to commercial production. At that time we will be required to pay a 0.1% commercial discovery bonus based on the initial determination of our mineral resources by the MEMR.

The term of each of our subsoil use contracts vary as indicated above. Under our contracts we have the right to negotiate with the MEMR for extensions of the terms of those contracts. If we are unsuccessful in negotiating extensions, upon the expiration of those contracts our interest in and rights to those properties terminates and reverts back to the government of the Republic of Kazakhstan, but we retain the rights to all tangible and intangible assets we acquire for exploration, extraction and production at these deposits.

All of our subsoil use contracts are currently in good standing. Retention of our contracts, however, is contingent upon our complying with our annual minimum work program requirements and other subsoil use contract obligations. If we fail to satisfy our annual minimum working program requirements we could be subject to fines and penalties or even to the potential forfeiture of our contracts and all rights we have thereunder.

Under the terms of our subsoil use contracts we are required to provide industrial training to our employees in an amount not less than 1% of the total minimum work program expenses we incur each year.

For additional details regarding the terms and obligations associated with our subsoil use contracts and licenses please see “Tax and Royalty Scheme in the Republic of Kazakhstan” and “Working Programs of our Subsidiaries” in Item 1 & 2 “Description of Business and Properties”, “Summary of Material Contractual Commitments” in Item 6 “Management’s Discussion and Analysis” and “Note 4 – Property, Plant and Mineral Interests”, “Note 9 – Asset Retirement Obligation” and “Note 12 – Commitments and Contingencies” contained in the Notes to our Consolidated Financial Statements.

Characteristics of our nickel and cobalt deposits

Gornostai

During 2006 we drilled 488 holes to a total depth of 12,652 meters, and an average depth of 30 meters per hole, and have taken 6,755 geochemical and core samples to CenterGeoAnalit LLP, a laboratory located in Karaganda, Kazakhstan, to perform spectrum and quantity analysis to identify the content of nickel, cobalt and iron. During 2005 we drilled 42 holes to a total depth of 1,065 meters, and an average depth of 30 meters and have taken 595 samples to the Institute of Nonferrous Metals, located in Oskemen, Kazakhstan. During the second quarter of 2007 Wardell Armstrong, a qualified independent reserve engineering firm, is expected to provide us with an ore resource estimate of our deposits. Therefore we have provided no claims as to the reserves of the Gornostai deposit in this annual report.

In 2007 we plan to continue exploratory drilling of an additional 15,000 meters, approximately 500 holes to an average depth of 30 meters on the South section of the Irtysh River.

The drilling works done from 1960-1968 showed that the South section ore bodies are bedded horizontally in a zone of leached nontronized serpentinites area weathering crust at the depth of 4.9 meters to 13.2 meters. They are tabular shaped and of varying thickness. The lengths of the ore bodies are 200 meters to 4,050 meters; the width is 200 meters to 2,000 meters. Thickness varies from 0.8 meters to 15 meters. Average ore body thickness is 4.2 meters, with an estimated average stripping ratio of 1.8 cubic meters per ton. Of the drilling done to date, the average content of nickel is 0.85% and cobalt 0.059%.

Kempirsai

As mentioned above, the Kempirsai deposit is comprised of two deposits: Kara-Obinskoe, and Novo-Shandashinskoe. They are located approximately 5-10 km from each other. The deposits were discovered in the 1940s and explored by core drilling during the Soviet period. The results of exploration show that nickel and cobalt ore are located within the Kempirsai deposit ultramafic massif. Nickel-bearing laterites are associated with leached nontronized serpentinites. The ore bodies have a blanket-like shape and tend to lie conformably on the underlying rocks. The depth of ore bodies from the surface is 0-40 m. In vertical section they are mainly horizontal in attitude and show variable thickness. Thickness varies from 2.0 meters to 30.0 meters. Average thickness is 6.0 meters. Average stripping ratio is 1.5 cubic meters per ton. The nickel content of the ore within the Kempirsai deposit varies from 0.8% to 3.0% and cobalt – from 0.025% to 0.08%. The average nickel and cobalt content for the Kara-Obinskoe are 1.1% and 0.066% respectively. The average nickel and cobalt content for the Novo-Shandashinskoe deposit are 1.38% and 0.045%.

The ore reserves of the Kempirsai deposit were evaluated during the Soviet period. We do not have a current ore reserve report for the Kempirsai deposit. This deposit is currently being evaluated by Wardell Armstrong. We expect they will complete their evaluation and issue their reserve report during the second quarter of 2007. Therefore, we have included no claims as to the reserves of the Kempirsai deposit.

Mining conditions

Gornostai

The main host rocks of nickel and cobalt are minerals such as nontronite, hydroxides of iron and manganese. The ore is loose and found mainly along small fracture lines. Coarse ore, bigger than 10 mm, represents approximately 11.2% of all ore found at the Gornostai deposit. The loose structure of overburden and ores allows mining of the deposit without drilling and blasting works. The rocks and ores of Gornostai are relatively unstable requiring that pit slopes not exceed 45 degrees.

Development of the South section of the deposit can be performed through a system of small open pits, starting from the northern side of the deposit. Stripping rocks from the initial pits can be placed in external dumps. Stripping from later pits could be placed within the workout space of previous pits. According to survey data, we do not anticipate pit depths to exceed 55 meters.

Kempirsai

The Kempirsai deposit is located close to the small town of Badamsha, Kazakhstan about 130 kilometers from Aktobe, Kazakhstan, and is accessible by freeway. The population of Badamsha is around 6,000 people. The deposit is also accessible through a rail system that connects to main line railroads in Kazakhstan and Russia. The deposit is connected to power transmission lines, which run adjacent to the property. KKM also owns fuel tanks, locomotives, rail cars, railway cranes, bridge cranes, railway cisterns, maintenance equipment, excavators, motor graders, passenger vehicles, passenger buses, heavy dump trucks, hoppers, scales, lathes, forging hammers, presses, grinding, milling and boring machines, boilers, electrical substations, office equipment, business machines, portable communication equipment, laboratory equipment and multiple buildings. The machinery was manufactured between 1950 and the present. The buildings were built between the 1940’s and the early 1990’s. Our current equipment and infrastructure will need some repair and refurbishing prior to being put into active operation. We estimate the cost of these repairs to be approximately $250,000. Once repaired, we expect our current infrastructure and mining equipment to have a standing capacity to mine up to 500,000 tons of ore annually.

The Kempirsai deposit has been open-pit mined, with maximum mining depths of approximately 20 meters.

Under its minimum work program requirements for 2006, KKM was not required to, and did not, extract any ore. During 2005 KKM extracted and sold approximately 35,000 tons of ore and realized revenue of approximately $75,000.

KKM also holds a subsoil use contract to produce brown coal from a deposit located within 40 kilometers of the Kempirsai deposit. KKM has current capacity to mine up to 100,000 tons of coal annually. KKM plans to use this coal to supply its own energy needs for processing ore from the Kempirsai deposit.

KKM extracted and sold 2,400 tons of brown coal and realized revenue of approximately $40,000 in 2006 while during 2005 KKM extracted and sold approximately 3,600 tons of brown coal and realized revenue of approximately $45,000.

Processing

We currently have no processing facilities at either the Gornostai or Kempirsai deposits. We plan to construct a processing facility to process our ores. Historically, pyrometallurgy has been the most common processing procedure utilized to process nickel and cobalt ores. Hydrometallurgical technology has improved to the point that it is now an acceptable alternative to pyrometallurgy for processing nickel and cobalt ores. Both technologies require large plants, costly construction and expensive equipment often requiring capital infusions of hundreds of millions of dollars.

The KMI acquisition gave us the rights to a proprietary technology for processing nickel and cobalt ores. While this technology has not previously been used to process nickel and cobalt ores, it is based on the same principles used to process titanium and other rare earth metals in Kazakhstan and Russia. The processing technique utilizes hydrogen chloride to leach out the nickel and cobalt ores with sublimation of the nickel and cobalt chlorides occurring at 1,050-1,100 (Degrees) Celsius. This technology utilizes a closed-circle utilization chamber, which results in no emissions while achieving extraction rates comparable to pyrometallurgy and hydrometallurgy.

The following table provides additional information regarding recovery rates and cost per ton of metal recovered associated with pyrometallurgical, hydrometallurgical and hydrochlorination plants:

	Pyrometallurgy	Hydrometallurgy	Hydrochlorination(1)

Average nickel recovery rate(2)	80%	95-99%	93%
Average cobalt recovery rate(2)	75-80%	90-95%	85-88%
Cost per ton of metal recovered	$8,000	$4,000	$5,000

(1)  As this process is still in early development stage, all figures given are estimates based on the estimates calculated by the Mining Bureau, an independent third party research and development firm focused on mining and metallurgy in Kazakhstan. These estimates could vary materially if the continuous test works show the need for additional materials, equipment or processes needed to recover nickel and cobalt.

(2)   Ore recovery rates are subject to a number of different factors, including processing techniques, ore characteristics, etc., which can cause rates of recovery actually realized to vary.

The following table provides a comparison of the estimated initial construction costs and time required to build pyrometallurgical, hydromettalurgical and hydrochlorination ore processing plants capable of processing 500,000 and 1,000,000 tons of head ore annually.

	Pyrometallurgy	Hydrometallurgy	Hydrochlorination(1)
500,000 tons annually
Initial construction cost	$100-150 million	$500-600 million	$100 million
Estimated construction time	24 months	24 months	24 months

1,000,000 tons annually
Initial construction cost	$350 million	$650 million	$100 million
Estimate construction time	24-36 months	36+ months	24 months

(1) As this process is still in early development stage, all figures given are estimates based on the estimates calculated by the Mining Bureau, an independent third party research and development firm focused on mining and metallurgy in Kazakhstan. These estimates could vary materially if the continuous test works show the need for additional materials, equipment or processes needed to recover nickel and cobalt.

We have constructed a pilot plant at our Kempirsai deposit to test our hydrochlorination process. Initially we had planned to complete the pilot plant and begin testing during the second quarter 2006. The pilot plant was completed in October 2006 and we began testing the mineral concentrating capability of our hydrochlorination processing technology at the pilot plant level in October 2006. The initial tests of the pilot plant used head ore from our Kempirsai deposit. The average nickel content of our Kempirsai head ore is approximately 1.1 percent per ton. PIT Geoanalitika, an independent Kazakh company, conducted chemical analysis of several different samples of the pilot plant concentrates and found that nickel content following the hydrochlorination process increased to 10 to 15 percent. We feel these initial results justify further research and development to optimize the process at the scale of a pilot plant with a view to employing the technology in commercial production in the future.

Our pilot processing plant has a processing capacity of 12.5 tons of ore per day. We processed an aggregate of 10 tons of ore through the pilot plant from October 2006 to January 2007. For reasons discussed in more detail below, we have processed no additional ore since January 2007.

Initially we estimated that we would need approximately six months to test our hydrochlorination process at the pilot plant level to determine its commercial viability. Testing, however, has progressed more slowly than initially expected due to a number of factors. First, the use of chlorides in the process significantly enhances the potential risk to personnel and the environment, so we have had to proceed carefully. Second, because this process has not previously been used to commercially process nickel and cobalt, we have had to develop processes and procedures without the benefit of relying on others experience. Third, because of the use of chlorides and associated acids, the necessary equipment for the pilot plant has been difficult to locate and procure. Fourth, during the testing stage, following each test run we halt the pilot plant, disassemble the rotating kiln and test and replace the inner lining of the kiln to ensure the integrity of the equipment used in the process. Fifth, due to unusually harsh weather conditions at our Kempirsai deposit this winter, including up to 13 feet of snow and temperature as low as 31 to 40 degrees below zero Fahrenheit, we were forced to discontinue operations at the pilot plant in January 2007 and have not operated the pilot plant for testing of hydrochlorination since that time. The idle time at the pilot plant has been used to improve the inner lining of the rotating kiln to withstand the temperatures of more than 1,200 degrees Celsius, check and replace the pipes transporting the acids throughout the pilot plant facility, recheck, order and replace the heating and cooling system, and various other parts and blocks of the pilot plant and to investigate the possible acquisition of agglomeration and magnetic separation equipment.

Weather permitting, we plan to recommence testing at the pilot plant in April. We have planned a series of tests designed to establish the economic feasibility of the processing technology and to formulate the required procedures, protocols and operational guidelines for commercial utilization of the hydrochlorination process. We expect this testing will be completed in the fourth quarter 2007 and have budgeted $200,000 for the cost of this testing and development.

Once we have completed these tests and analyzed the results, we will make a final determination as to the feasibility of our hydrochlorination technology for the commercial production of our deposits.

In light of the delays experienced to this point and the planned testing through the end of the 2007 fiscal year, coupled with the time requirements to build a commercial hydrochlorination processing plant, should the technology prove technically and economically feasible, we have been researching other options that might allow us to get to commercial production at Kempirsai more quickly. To this end, we have approached several leading design and metallurgy institutes to supply feasibility studies for a commercial processing plant utilizing pyrometallurgy as a main technology to produce ferronickel from our Kempirsai deposit.

We are considering proposals for the construction of a ferronickel pyrometallurgical commercial processing plant at the Kempirsai deposit. We anticipate the plant will be built in several phases. The first phase would include the construction of a plant with capacity to process up to 500,000 tons of head ore annually. Depending upon the success of the first phase of the plant, we would then have the option to increase the capacity to 1,000,000 tons of head ore processing capacity annually over several years. We anticipate this expansion would occur in additional phases. We have allocated $940,000 this year for pre-feasibility and feasibility studies upon which we can base a decision with regard to commencement of construction of phase one of a pyrometallurgical plant at the Kempirsai deposit. We expect to receive a detailed feasibility study within the next several months.

Irrespective of our decision regarding the feasibility of a pyrometallurgical processing plant at the Kempirsai deposit, we plan to continue testing and development of our hydrochlorination process as discussed above.

Reserves

We do not have a current estimate of the ore reserves contained within our concessions. While we have reserve estimates prepared during Soviet times, we do not know the accuracy of those reserve estimates and do not believe them to be to the standards set forth by the United States Securities and Exchange Commission (“SEC”). As disclosed herein, we are working with Wardell Armstrong, a qualified independent engineering firm, to provide us with an ore reserve estimate of our deposits that will conform to applicable SEC standards. We anticipate this report will be completed during the second quarter 2007. As we do not have a current reserve estimate, we have made no claims as to our reserves in this annual report.

Tax and Royalty Scheme in the Republic of Kazakhstan

Our subsidiaries operating in the mining industry in Kazakhstan are subject to the following taxes and royalties payable to the Republic of Kazakhstan:

Class of Tax or Royalty	Basis of Tax	Payable Period	Annual Rate
Corporate Income Tax	Profits	Monthly	30%
Social Tax	Payroll	Monthly	21-26%
VAT	Value added	Monthly	14-20%
Property Tax	Property	Quarterly	1%
Royalty (ore)	Output volume	Monthly/Quarterly	2.21%
Royalty (brown coal)	Output volume	Monthly/Quarterly	0.9%
Excess Profit Tax	Net income	Annually	4-60%

Working Programs of our Subsidiaries

For us to maintain our rights to the Gornostai, Kempirsai and Mamyt deposits we must satisfy the work program requirements of the MEMR. Each year we must submit a proposed annual work program under each subsoil use contract or license to the MEMR. This annual work program must be reviewed and approved by the MEMR. Under our 2006 work program for Kaznickel, we were required to drill at least 17,498 meters on the Gornostai deposit. We drilled only 12,652 meters during 2006. We have been successful in negotiating an amendment to our work program with the MEMR to allocate the balance of the 4,846 meters to the drilling program for 2007. Our total drilling requirement for the 2007 calendar year is 12,961 meters. Through February 2007, we have drilled a total of 5,990 meters.

The current work program under our KKM contracts and licenses calls for KKM to extract the following amounts of ore and brown coal:

	Tons of Ore	Tons of Brown Coal
2006	-0-	20,000
2007	175,000	60,000
2008	350,000	200,000
2009	1,000,000	200,000
2010	1,000,000	200,000
2011	1,000,000	200,000
2012		200,000
2013		200,000
2014		200,000
2015		200,000
2016		200,000
2017		200,000
2018		200,000

Should we fail to complete the minimum work program in some year, the MEMR could review the work program, request an update and amendment to the work program, impose fines and penalties upon us or even revoke our subsoil use contracts and licenses.

Competition

Recent high prices for nickel and cobalt are the result of the growing demand from such economies, such as China and India, and certain industries, such as stainless steel, experienced a near 8% increase in demand in 2006 as compared to 2005. This spike in worldwide demand is not being met by current supply as the current capacity of nickel producers is limited and new plant commissions have been postponed several times. Also contributing to the price increase is the uneasy situation in New Caledonia and Indonesia, where the local populations have held protests at mines and plants, as well a series of strikes held in Canada at the CVRD and Xtrata owned properties. All of these issues have contributed to increased prices and historically low levels of the nickel held at LME-approved warehouses, reaching as low as 3,600 tons.

Cobalt prices have also reached as high as $66,000 per ton recently due to several factors. The main reason for the price increase is the deal between Norilsk Nickel, the world’s largest producer of nickel, and OM group. In exchange for selling OM’s plant in Finland to NorNickel, NorNickel has agreed to sell all of its produced cobalt to directly to OM, thus potentially limiting the volume of cobalt available on the market.

Total nickel production worldwide was approximately 1,550,000 tons in 2006, according to USGS. Norilsk Nickel is the largest nickel producer followed by CVRD, BHP Billiton Plc, Eramet Group and Xtrata. These five companies account for approximately 66% of the world’s primary nickel production, while more than 30 medium to small size companies produce the remaining 34%.

Until recently, there were no nickel-producing companies in Kazakhstan. In February 2004, Oriel Resources, a London-based company, acquired 90% of Muzbel LLC, which holds exploration and extraction rights for the Shevchenko nickel deposit in northern Kazakhstan. The Shevchenko Nickel Project Feasibility Study showed that proven and probable nickel laterite ore reserves were 104.4 million tons of 0.79% nickel.

In October 2006, Oriel Resources was acquired by IPH Polychrom Holding BV and Croweley International Limited. Based on the latest announcement, Oriel plans to develop its chrome deposit in Kazakhstan and review its plans for the Schevchenko nickel deposit in Kazakhstan.

Companies compete with each other generally across the globe and are best categorized by their size, reserve base, ore richness and production method, due to different extracting technologies applied, and the final product. Competition in this industry focuses largely on price and nickel content, whether it is sold in unwrought or chemical form. High nickel content material is sold at higher prices and is most sought after among customers.

We do not anticipate direct competition from Oriel Resources should they pursue the plan to build a nickel processing plant. Nickel and cobalt are part of a global market and a worldwide demand, in which the supply is limited and the number of industries that use nickel and cobalt is increasing, thus ensuring a constant demand for additional production of nickel and cobalt.

We believe that the proximity of our Gornostai deposit to China and other Asian countries will provide us a competitive advantage. We have already been approached by Chinese metal companies willing to buy the ore at this stage and interested in purchasing finished product once we reach production stage. As of this date we have not entered into definitive negotiations with any party.

Risk Factors

Business Risks

Need for Additional Capital. Since focusing our efforts on the production of nickel and cobalt our capital resources have consisted almost exclusively of funds we have borrowed from related and non-related parties and from a private sale of our equity securities. In July 2006 we raised $28,000,000 through a private placement of our equity securities. As of December 31, 2006, we had cash on hand of $8,583,680. We believe this should be sufficient capital to fund our operations until the end of 2007. We currently have very limited capacity to generate revenue. Should we determine to pursue construction of an ore processing plant to produce ferronickel, we expect the cost to build a facility capable of processing 500,000 tons of head ore per year will be about $50,000,000 and the cost to construct an ore processing facility capable of processing 1,000,000 tons of head ore per year will range from $100,000,000 to $150,000,000. We will have very little ability to generate revenue until we build and begin operating this plant. We expect that it will be 2009 or later, if ever, before we have the ability to generate revenue sufficient to meet our operating needs. Therefore, we anticipate the need for substantial additional capital resources by the end of the 2007 fiscal year. And we expect to be totally dependent upon investment funds to support our operations until such time as we begin to generate sufficient revenue to fund operations. We expect these funds will consist primarily of funds raised in equity and/or debt financing activities. We currently have no firm commitment from any party to provide us additional equity or debt financing and there is no guarantee that we will obtain additional financing on acceptable terms, or at all. If we are unsuccessful in obtaining additional funding by the end of 2007, we will likely have insufficient funds to continue operations or to meet our minimum annual work program requirements. If we cannot fulfill our minimum work program requirement, we could be subjected to fines and penalties and even to the possible forfeiture of our subsoil use contracts and licenses.

Nickel and Cobalt Prices can be Volatile. Commodity prices for nickel and cobalt fluctuate according to the influence of diverse market conditions that can affect the supply or demand for a commodity such as political and economic conditions and uncertainties; advances in exploration and development technology; introduction of competing products; and governmental restrictions on exploration, production and export of natural resources.

Competition. The nickel mining and processing is competitive. Our principal competitors are large established companies with substantial financial resources and market share. We will have to compete for customers with these companies.

New Technology. We are developing the proprietary technology we plan to use to process our ore. Although this technology has been used successfully to recover other metals, it has not been used in the commercial recovery of nickel and cobalt. We have completed construction of the pilot processing facility and continuing test operations to further establish the feasibility of the technology. There is no assurance that our pilot facility will operate as we expect. After testing of the pilot facility we will begin construction of a facility to process commercial quantities of ore. There is no assurance the technology operated in a test facility will scale to a commercial facility successfully or operate at expected extraction efficiencies and operating costs to support profitable commercial operation. In the event our technology does not work as expected, we will be required to construct a facility using other technology, which would increase our need for investment capital and would also increase our operating costs and breakeven point.

Failure to Satisfy the Terms of Our Subsoil Use Contracts. Under our subsoil use contracts, we are required to satisfy our annual minimum work program requirements. There is no guarantee that we will be able to continue to meet these commitments in the future. If we fail to satisfy these commitments we may be subject to penalties and fines and, potentially, to the loss of one or more of our subsoil use contracts. The cancellation of our contracts would have a material adverse effect on our business, results of operations and financial condition. Although we would seek waivers of any breaches or seek to renegotiate the terms of our commitments in the event we do not believe we can meet such commitments, we cannot assure you that we would be successful in doing so.

Foreign Operations. In recent years, the Republic of Kazakhstan has undergone substantial political and economic change. As an emerging market, Kazakhstan does not possess the well-developed business infrastructure that generally exists in more mature free market economies. As a result, operations carried out in Kazakhstan can involve significant risks that are not typically associated with developed markets. Instability in the market reform process could subject us to unpredictable changes in the basic business infrastructure in which we currently operate. Therefore, we face risks inherent in conducting business internationally, such as:

•	Foreign currency exchange fluctuations or imposition of currency exchange controls;
•	Legal and governmental regulatory requirements;
•	Disruption of tenders resulting from disputes with governmental authorities;
•	Potential seizure or nationalization of assets;
•	Import-export quotas or other trade barriers;
•	Difficulties in collecting accounts receivable and longer collection periods;
•	Political and economic instability;
•	Difficulties and costs of staffing and managing international operations; and
•	Language and cultural differences.

Any of these factors could materially adversely affect our operations and consequently our business, operating results and financial condition. At this time, we are unable to estimate what, if any, changes may occur or the resulting effect of any such changes on our financial condition or future results of operations.

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

The current regime of penalties and interest related to reported and discovered violations of Kazakhstan’s laws, decrees and related regulations can be severe. Penalties include confiscation of the amounts at issue for currency law violations, as well as fines of generally 100% of the taxes unpaid. Interest is assessable at rates of generally 0.3% per day. As a result, penalties and interest can result in amounts that are multiples of any unreported taxes.

Our operations and financial condition may be adversely affected by Kazakh political developments, including the application of existing and future legislation and tax regulations.

Environmental Regulations. Our mining operations are subject to stringent federal, state and local laws and regulations relating to the release or disposal of materials into the environment or otherwise relating to environmental protection. These laws and regulations may require the acquisition of permits before extraction activities commence, restrict the types, quantities and concentration of substances that can be released into the environment in connection with extraction and production activities and impose substantial liabilities for pollution resulting from our operations. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, incurrence of investigatory or remedial obligations or the imposition of injunctive relief. Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent or costly waste handling, storage, transport, disposal or cleanup requirements could require us to make significant expenditures to maintain compliance, and may otherwise have a material adverse effect on our results of operations, competitive position or financial condition as well as the industry in general. Under these environmental laws and regulations, we could be held strictly liable for the removal or remediation of previously released materials or property contamination regardless of whether we were responsible for the release or if our operations were standard in the industry at the time they were performed.

Liquidity of Common Shares. Our common stock has limited trading volume on the Over-the-Counter Bulletin Board and is not listed on a national exchange. Moreover, a significant percentage of the outstanding common stock is “restricted” and therefore subject to the resale restrictions set forth in Rule 144 of the rules and regulations promulgated by the U.S. Securities and Exchange Commission under the Securities Act of 1933. These factors could adversely affect the liquidity, trading volume, price and transferability of our common shares.

Other Properties

Bekem leases approximately 400 square feet of office space located at 324 South 400 West, Suite 225, Salt Lake City, Utah 84101 for its administrative and registered office in the United States. We pay annual rents of approximately $7,800 for this space pursuant to a lease agreement that expires December 31, 2007 with an option to extend the lease for an additional year.

We also maintain a representative office in Almaty, Kazakhstan, where we lease 1,575 square feet of office space. The lease agreement expires on December 31, 2007. The monthly lease payment is $5,250. Under the terms of our lease agreement, the owner of the space could terminate our lease at any time and require us to vacate the premises.

Kaznickel LLP rents approximately 1,840 square feet office in Semei, Kazakhstan, for approximately $4,000 per month. Semei is the closest city to the Gornostai deposit. This lease agreement expires in May 2007. Kaznickel also rents approximately 4,450 square feet of warehouse space in Semei for $4,000 per month. Kaznickel uses this space to store test ore. Also, Kaznickel LLP rents a 350 square feet office in Astana, Kazakhstan, for approximately $1,600 per month. This space is leased on a year-to-year basis. If at any time the owner of this space decides they need or want the space for other purposes, Kaznickel has no right to continue to occupy the space and could be forced to move.

KKM rents 1,260 square feet of office space in Aktobe, Kazakhstan. KKM pays approximately US $4,000 per month for this space under a one-year lease agreement. This space is leased on a year-to-year basis. If at any time the owner of this space decides they need or want the space for other purposes, Kaznickel has no right to continue to occupy the space and could be forced to move.

We believe each of the various office spaces rented by us and our subsidiaries are suitable and adequate for our needs.

Employees

We currently have approximately 416 full-time employees. We hire our employees under local labor contracts complying with the governing laws of the Republic of Kazakhstan. We believe we have satisfactory relations with our employees. We anticipate the need to hire additional personnel as operations expand. To date, neither our operations nor the operations of any of our subsidiaries have been interrupted by strikes or work stoppages. We have managed to maintain turnover of our work force at a low level. With the ongoing labor market monitoring, we believe that future new labor requirements can be satisfied and there is no significant risk of labor shortage.

Research and Development

During 2006, we spent approximately $2,400,000 in research and development developing the hydrochlorination technology. Approximately $2,000,000 was capitalized as the pilot plant and approximately $400,000 was recognized as an expense in 2006. None of these costs have been borne directly by any of our customers.

Reports to Security Holders

We file annual and quarterly reports with the SEC. The public may read and copy any materials filed by the Company with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 551-8090. We are an electronic filer and the SEC maintains an Internet site that contains reports and other information regarding the Company that may be viewed at http://www.sec.gov.

Item 3.	Legal Proceedings

To the knowledge of management, there is no material litigation or governmental agency proceeding pending or threatened against Bekem or its management. Further, we are not aware of any material pending or threatened litigation or governmental agency proceeding to which Bekem or any of our directors, officers or affiliates are, or would be, a party.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended December 31, 2006.

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Small Business
Issuer Purchases of Equity Securities

Our shares are currently traded on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol BKMM. As of March 20, 2007 we had approximately 150 shareholders holding 125,172,011 common shares. Of the issued and outstanding common stock, approximately 7,813,708 are free trading, the balance are “restricted securities” as that term is defined in Rule 144 promulgated by the Securities and Exchange Commission.

Published bid and ask quotations from January 1, 2005 through December 31, 2006, are included in the chart below. These quotations represent prices between dealers and do not include retail markup, markdown or commissions. In addition, these quotations do not represent actual transactions.

	Bid		Ask
2006	High	Low	High	Low
Jan. 3 thru Mar. 31	$2.00	$1.25	$10.01	$1.35
Apr. 3 thru June 30	1.95	1.05	2.20	1.50
July 3 thru Sep. 29	2.00	1.60	2.25	1.70
Oct. 2 thru Dec. 29	1.80	1.75	2.00	1.85

	Bid		Ask
2005	High	Low	High	Low
Jan. 1 thru Mar. 31	$3.95	$2.00	$7.50	$4.00
Apr. 1 thru June 30	3.55	2.50	7.00	3.25
July 1 thru Sep. 30	2.90	2.40	6.00	3.00
Oct. 1 thru Dec. 31	2.60	2.00	4.00	2.60

The above information was obtained from Pink Sheets LLC, 304 Hudson Street, 2nd Floor, New York, New York 10013.

Dividends

We have not paid, nor declared, any dividends since our inception and do not intend to declare any such dividends in the foreseeable future. Our ability to pay dividends is subject to limitations imposed by Utah law. Under Utah law, dividends may be paid to the extent that the corporation’s assets exceed it liabilities and the corporation is able to pay its debts as they become due in the usual course of business.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-0-	$-0-	1,916,877
Equity compensation plans not approved by security holders	2,400,000	$1.17	-0-
Total	2,400,000	$1.17	1,916,877

In March 2003, we adopted the EMPS Research Corporation 2003 Stock Option Plan (the “Plan”) reserving 5,000,000 common shares for distribution under the Plan. The purpose of the Plan is to allow us to offer key employees, officers, directors, consultants and sales representatives an opportunity to acquire a proprietary interest in the Company. The various types of incentive awards which may be provided under the Stock Option Plan enable us to respond to changes in compensation practices, tax laws, accounting regulations and the size and diversity of our business.

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

The stock grants were valued at $1.95 per share, which represented the closing market price of our stock on October 20, 2006. The stock grants were made under our 2003 Stock Option Plan. The shares have been issued and are outstanding and are being held in escrow by the Company subject to the applicable vesting schedule for each grant. The grantees have the right to vote the shares, receive dividends and enjoy all other rights of ownership over the entire grant amount from the grant date, except for the right to dispose, encumber or otherwise directly or indirectly profit or share in any profit derived from a transaction in the shares prior to satisfying the applicable vesting schedule. Shares will only vest to the grantee if the grantee is employed by the Company on the applicable vesting date. Any unvested shares at the time a grantee's employment with the Company ceases, for any reason, shall be forfeited back to the Company.

Mr. Cherdabayev’s shares will vest as follows: one-fourth (105,443 shares) on the first anniversary of the grant date; one-fourth (105,443 shares) on the second anniversary of the grant date and the remaining one-half (210,886 shares) will vest on the third anniversary of the grant date.

Mr. Kudabayev’s shares will vest as follows: one-fourth (95,857 shares) in April 2007 and one-fourth (95,857 shares) in April 2008, provided that the Company has timely filed its reports with Securities and Exchange Commission. The final one-half (191,715 shares) will vest in April 2009. Vesting during each year is contingent upon the Company timely filing of its reports with the Securities and Exchange Commission each year. Moreover, vesting in the third year is also contingent upon the Company having commenced commercial operations.

Mr. Tajibaev’s shares will vest as follows: one-fourth (47,929 shares) on the first anniversary of the grant date and one-fourth (47,929 shares) on the second anniversary of the grant date, provided that in each year the Company meets the yearly deadlines for the pilot plant construction, completion and operations as dictated by the board of directors. The final one-half (95,857 shares) will vest on the third anniversary of the grant date conditioned that the Company timely meets the third year deadlines for the pilot plant construction, completion and operations during the third year, and the Company having commenced commercial operations.

Mr. Rassokhin’s shares will vest as follows: one-fourth (21,552 shares) on the first anniversary of the grant date and one-fourth (21,552 shares) on the second anniversary of the grant date, provided that in each year the Company timely performs the drilling work program requirements as dictated by the Republic of Kazakhstan’s Ministry of Energy and Mineral Resources. The final one-half (43,103 shares) will vest on the third anniversary of the grant date, conditioned upon the Company timely performing the drilling work program requirements, as dictated by the Republic of Kazakhstan’s Ministry of Energy and Mineral Resources during the third year and the Company having commenced commercial operations.

We have issued no other securities under the Plan.

In connection with a private placement we concluded on July 14, 2006, we issued to Aton Securities, the placement agent for the private placement , warrants to purchase up to 2,400,000 shares of our restricted common stock. The exercise price of the warrants is $1.17 per share. The warrants will be immediately exercisable and expire on January 14, 2008.

Unregistered Sales of Equity Securities

As discussed above, pursuant to the board of directors desire to attract and retain experienced and educated executives on October 20, 2006 the board agreed to award restricted stock grants to Marat Cherdabayev, Yermek Kudabayev, Nurlan Tajibaev and Alexander Rassokhin. For additional details regarding the terms and conditions of those restricted stock grants please see “Securities Authorized for Issuance Under Equity Compensation Plans” immediately preceding this section. Each of these individuals is a non US person resident in Kazakhstan. The restricted stock grants were made pursuant to an exemption from the registration requirements of the Securities Act of 1933, provided under Regulation S of the Securities Act of 1933.

Repurchases of Equity Securities

We did not repurchase any of our equity securities during the year ended December 31, 2006.

Transfer Agent

Our transfer agent and registrar is Interwest Transfer Company, Inc., 1981 East 4800 South, Suite 100, Salt Lake City, Utah 84117, Telephone (801) 272-9294.

Item 6.	Management’s Discussion and Analysis

For a complete understanding, this Management’s Discussion and Analysis of results of operations should be read in conjunction with the Consolidated Financial Statements and Notes to the Consolidated Financial Statements contained in this Form 10-KSB.

Since inception we have generated limited revenue from operations. We have spent millions of dollars to date and anticipate that we will spend significant additional capital before we begin to realize significant revenue from operations. As discussed above in Items 1 & 2 “Description of Business and Properties” we are currently investigating the possibility of constructing a pyrometallurgical processing plant to produce ferronickel at our Kempirsai deposit to allow us to begin realizing operating revenues as soon as possible. At this time, we are investigating to determine the financial viability of this option. If we determine that construction of a pyrometallurgical processing plant to produce ferronickel is our best option for realizing cash flow from Kempirsai, and we are able to obtain the necessary funding to finance construction, we would not expect a first phase of the plant, with capacity to process up to 500,000 tons of ore annually, to be completed and operational prior to the first quarter 2009. If our hydrochlorination process proves to be economically viable for commercial production of nickel and cobalt, we would not expect to have the first phase of a commercial hydrochlorination plant completed prior to 2010. Because we do not currently generate cash flow and we do not anticipate generating significant cash flow until 2009 or later, if at all, we will be completely dependent on investor’s funds, if any, to support our operations until such time as we are able to generate sufficient revenues to cover our operating expenses.

In July 2006 we raised $28,000,000 through a private placement of our equity securities. Of that amount, as of December 31, 2006, we had spent approximately $18,000,000. Of these funds, approximately $12,200,000 was used to repay loans, $1,000,000 was used to meet our minimum working program obligations, approximately $2,200,000 was spent developing our hydrochlorination technology and $2,600,000 was used as working capital. At December 31, 2006, we had cash on hand of $8,583,680. The funds raised in July represent only a small portion of the funds we will need to reach commercial production. We anticipate the need to seek significant additional funding by the end of fiscal 2007. There is no assurance that we will be able to obtain additional funding in the future on favorable terms, or at all.

Results of Operations

As you read this Results of Operations section it is important to keep in mind that we acquired KMI and its operating subsidiary KKM on October 24, 2005. While KKM has not engaged in significant operations in recent years, it has engaged in significantly greater operations than Bekem or Kaznickel in years past. Prior to the acquisition of KMI, we were engaged in exploration of our Gornostai deposit. However, because of a lack of funds our exploration activities were limited. The increases in expenses in fiscal 2006 compared to fiscal 2005 are primarily the result of our acquisition of KKM and not the result of significantly increased operations of Bekem or Kaznickel. We also incurred more expenses in fiscal 2006 because we had capital available from our private placement to undertake greater activity.

Revenue

During the twelve months ended December 31, 2006 we earned revenue of $105,304 primarily from the sale of brown coal and providing various services with existing machinery and equipment. During the comparable 2005 period we realized revenue of $148,549 from the sale of ore and brown coal. The decrease in revenue during fiscal 2006 was the result of reduced sales of ore and brown coal as we focused our efforts primarily toward the development of our technology and exploration of our Gornostai deposit. As discussed above, we do not anticipate realizing significant revenue until at least 2009 or later, if ever.

Cost of Product Sold

We realized cost of product sold of $58,980 during the twelve months ended December 31, 2006 and $74,205 during the comparable 2005 period. This decrease in cost of product sold is the direct result of limited mining operations and sales of ore and coal.

General and Administrative Expenses

With the acquisition of KKM, our general and administrative expenses increased from $1,018,633 during 2005 to $3,136,715 during 2006. This 208% increase in general and administrative expenses is attributable to the significant increase in employees and employee-related costs as a result of the acquisition of KKM, as well as, costs associated with having operations in both northeastern and northwestern Kazakhstan, increased office rents and travel expenses. As a result of this acquisition and growth of our Almaty office the number of employees of the Company increased from 31 to 418 and employee and employee-related costs increased from $50,000 to $1,800,000. In the upcoming fiscal year we expect general and administrative expenses will continue to increase, but at a lower rate than experienced during the 2006 fiscal year, as we continue our efforts to develop our hydrochlorination process and seek to employ new technical specialists.

Research and Development Costs

We realized research and development costs of $2,389,507 related to the development of our pilot processing plant, $2,000,000 which was capitalized and added to the cost of the pilot plant during the twelve months ended December 31, 2006 and $389,507 that was expensed during the 2006 fiscal year, compared to $131,562 during the 2005 fiscal year. We expect our research and development costs will increase during the next fiscal year as we continue testing our pilot processing plant.

Exploratory Costs

Our exploratory costs increased from $623,446 during the twelve months ended December 31, 2005 to $1,118,115 incurred during the twelve months ended December 31, 2006 as a direct result of our increased exploratory and drilling works at our Gornostai deposit, as discussed above. We expect our exploration costs will continue to increase at a rate consistent with or even somewhat higher than was experienced during 2006 as we continue to expand our drilling efforts at the Gornostai deposit.

Accretion Expense

We realized accretion expense of $60,632 during the twelve months ended December 31, 2005. During the twelve months ended December 31, 2006 we realized accretion expenses of $72,865. As discussed above, this increase in accretion expense is attributable to our acquisition of the Kempirsai deposit. We believe accretion expense during upcoming fiscal year will continue at rates consistent with those realized during the 2006 fiscal year.

Depreciation Expenses

In 2006 we recognized $108,125 in depreciation expense compared to $48,233 during the 2005 fiscal year. With the acquisition of KKM we acquired the assets of KKM, which included equipment, buildings, machinery, etc., which we did not own throughout the first three quarters of 2005. The increase in depreciation expense is directly attributable to the increase in our asset base as a result of our acquisition of KKM. As we do not expect to acquire significant additional equipment during 2007, we expect that depreciation expenses in 2007 will remain level or will increase up to $150,000 due to our plans for production and sale of ore.

Total Expenses

As a result of our acquisition of KKM and undertaking more active operations in 2006 our total expenses increased 150% from $1,956,711 during fiscal 2005 to $4,884,307 during fiscal 2006. We expect our total expenses in 2007 will continue to increase as we continue to expand our operations.

Loss from Operations

During the twelve months ended December 31, 2006 we experienced a loss from operations of $4,779,003 compared to a loss of $1,808,162 during the twelve months ended December 31, 2005. As discussed above, this dramatic increase in loss from operations during 2006 is the result of our acquisition of KKM with its associated costs during the fourth quarter 2005. We expect we will continue to generate losses from operations until such time as we engage in significant revenue generating activities, which most likely will not occur before 2009 or 2010.

Interest Expense

During 2006 we realized interest expense of $1,382,972 compared to $293,451 during 2005. The increase in interest expense resulted from retiring notes payable prior to their due dates and the full recognition of the debt discount of $885,970. Upon acquisition of KMI and KKM, we assumed certain debts with interest rates that were considered to be below market rates. These particular debts with below market interest rates were discounted, for reporting purposes, to arrive at interest rates equivalent to market rates. The total payout of these debts was not adjusted, just the allocation of principal and interest payments. Upon the payoff of these debts, the interest expense, or discount, was recognized in full. The recognition of the debt discount was a one-time occurrence. We do not expect to recognize a similar charge in future years. The actual dollar amount of funds paid by us for interest during fiscal 2006 was $529,096. As we retired our outstanding notes payable and related party notes during 2006, we expect interest expense in 2007 will be lower than experienced in prior years.

Net Loss

For all of the foregoing reasons, during the twelve months ended December 31, 2006 we experienced a net loss of $4,587,942 compared to a net loss of $1,203,254 during the twelve months ended December 31, 2005. We anticipate we will continue to experience increasing net losses until we are able to engage in nickel and cobalt ore extraction, processing and sales.

Liquidity and Capital Resources

Our capital resources have consisted primarily of funds we have borrowed from related and non-related parties and the sale of our equity securities. As discussed above, in July 2006 we raised $28,000,000 through the private placement of our equity securities. These funds, however, represent only a portion of the funds we will need to move to commercial production. As of December 31, 2006, we had cash on hand of $8,583,680. We have used approximately $18,000,000 of the funds raised in the private offering to repay loans to related and unrelated third parties in the amount of $12,197,905, for ongoing drilling and exploration of our Gornostai deposit in the amount of $991,087, $2,000,000 for the construction of our hydrochlorination pilot plant, $194,147 for testing of our pilot plant and $2,559,321 for working capital to fund operations. We anticipate we will use the full $8,583,680 to fund our operations during the 2007 fiscal year. Therefore, we anticipate the need for substantial additional capital resources by the end of the 2007 fiscal year. We expect these funds will likewise consist primarily of funds raised in equity and/or debt financing activities. We currently have no firm commitment from any party to provide us additional equity or debt financing and there is no guarantee that we will obtain additional financing on acceptable terms, or at all.

During the 2006 and 2005 fiscal years, cash was primarily used to fund operations and repay notes payable to related and non-related parties. See below for additional discussion and analysis of cash flow.

December 31,	2006	2005

Net cash used in operating activities	$(5,617,395)	$(1,757,443)
Net cash provided by (used in) investing activities	(2,722,288)	14,206
Net cash provided by financing activities	16,473,112	1,821,031
Effect of exchange rate changes on cash	360,885	7,382
NET INCREASE IN CASH	$ 8,494,314	$ 85,176

In fiscal 2006 net cash used in operating activities was $5,617,395, compared to net cash used in operating activities of $1,757,443 in fiscal 2005. This increase in net cash used in operating activities is primarily the result of increases in operational expenses due to the acquisition of KMI and its operation subsidiary KKM which led to a significant increase in net loss as discussed above. The significant increases in operational expenses were in the areas of general and administrative expenses and exploratory costs.

Net cash used in investing activities during twelve months ended December 31, 2006 was $2,722,288. During 2006 we invested $2,577,696 to acquire equipment, which is primarily used in KKM’s pilot plant. By comparison, in fiscal 2005, cash of $14,206 was provided by investing activities.

Net cash provided by financing activities in fiscal 2006 was $16,473,112 compared to net cash provided by financing activities of $1,821,031 in fiscal 2005. As discussed herein, during the third fiscal quarter 2006, we raised $28,000,000 in a private placement of our equity securities. This resulted in net proceeds to us of approximately $26,422,386 after deducting fees and costs. During the 2006 fiscal year, we realized proceeds from notes payable and notes payable to related parties of $1,996,731 and $251,900, respectively. These funds were borrowed prior to our private placement in July 2006 and were used to fund our operations during the first half of the year. We spent $12,727,001 of the funds raised in the private placement to repay notes payable, notes payable to related parties and interest expense. As a result, at December 31, 2006, we had repaid all of our notes payable and notes payable to related parties.

Plan of Operations

As of December 31, 2006 we had cash on hand of $8,583,680. As discussed above, we have budgeted to spend all of these funds in operations and development activities during fiscal 2007. Following is a brief description of how we anticipate allocating our cash on hand during fiscal 2007.

Drilling and core analysis

We will allocate approximately $1,765,000 to drilling and exploration. This includes drilling of approximately 15,000 meters of the South section of the Gornostai deposit. Estimated drilling costs include both direct and indirect drilling costs, including geologist fees and costs for site supervisors, geological data processors, core sample takers, topographers, site procurement specialists, etc.

Reserve Report

Wardell Armstrong, a qualified independent engineering firm, has begun preparing an ore reserve estimate of our deposits. We expect to receive their completed report during the second quarter 2007. We anticipate the cost of the reserve evaluation will be approximately $135,000.

Hydrochlorination processing technology testing

During next twelve months we expect to spend approximately $200,000 for continued testing at our pilot plant of the mineral concentrating capability of our proprietary hydrochlorination processing technology and to formulate required procedures, protocols and operational guidelines.

Feasibility Study

We anticipate spending approximately $940,000 for the preparation of pre-feasibility and feasibility studies for the construction of the pyrometallurgical plant. This amount could increase if we retain a western consulting firm.

Field modernization

We have allocated approximately $1,000,000 for modernization of vehicles and equipment at the Kempirsai deposit to allow us to increase our ore extracting capabilities.

Administrative Expenses

We plan to allocate approximately $3,900,000 for administrative expenses during the next twelve months, which include expenses of maintaining offices in the United States and Kazakhstan, for salaries and taxes.

Professional Fees

We expect to incur approximately $530,000 in expenses for services of our financial auditors and securities attorneys during the next twelve months.

Additional Activities

As discussed in Item 1 “Description of Business and Properties” we are currently considering alternatives to a hydrochlorination processing plant to allow us to begin to generate cash flow from the Kempirsai deposit. We do not currently have sufficient cash on hand to fund these activities, nor have we budgeted for these items in our 2007 budget. Therefore, to undertake these activities we will need to obtain additional capital either through equity or debt financing. We plan to seek this funding through private equity investments or debt financing to be obtained from banks or shareholders. We currently have no firm commitment from any party to provide us additional funding.

We are considering the economic viability of a pyrometallurgical processing plant to produce ferronickel at our Kempirsai deposit. As noted above, we have allocated $940,000 in our 2007 budget for the preparation of pre-feasibility and feasibility studies. Assuming the results of those studies are positive, we would like to move to the design phase of a commercial pyrometallurgical plant, including obtaining detailed engineering and design for plant construction. This would include flowsheet design and pilot testing. We estimate the cost to do this will be roughly $2.5 million.

Summary of Material Contractual Commitments

The following table lists our significant commitments as of December 31, 2006:

Contractual Commitments	Total	Payments Due by Fiscal Year
		Less than 1 year	2-3 years	4-5 years	After 5 years

Monetary commitments for exploration	$1,576,480	$1,576,480	$ -0-	$ -0-	$ -0-
Due to the government of Republic of Kazakhstan(1)	731,221	-0-	731,221	-0-	-0-
Training	42,000	42,000	-0-	-0-	-0-
Social projects(2)	417,906	-0-	-0-	300,000	117,906
Asset retirement obligation(3)	951,355	-0-	-0-	-0-	951,355
Operating leases	230,170	230,170	-0-	-0-	-0-
Total	$3,949,132	$1,848,650	$ 731,221	$ 300,000	$ 1,069,261

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

(2) Under the terms of our subsoil use contracts, we are required to make provide funding for social projects relating to employees of KKM, including improvements to living conditions, etc., in the amount of $117,906. We are also required to donate $300,000 for the ongoing development of Astana and Kurchatov, which are cities in Kazakhstan.

(3) Under the terms of our subsoil use contracts, we are required to remove all operating equipment and remediate the property. This remediation work can be done during the term of the subsoil use contract or upon completion of the terms of the contract.

We are required, under our subsoil use contracts to submit a proposed annual work program to the MEMR for approval. Failure to meet the minimum work program requirements could cause us to lose our concessions. More information relative to this requirement is included in Item 1. “Description of Business and Properties” in the section “Working Programs of our Subsidiaries.”

Off-Balance Sheet Financing Arrangements

As of December 31, 2006 and 2005 we had no off-balance sheet financing arrangements.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes, which provides guidance on the accounting for uncertainty in income taxes recognized in financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006, with earlier adoption permitted. We are currently evaluating the impact, if any, the adoption of FIN 48 will have on its financial reporting and disclosures.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments -- an amendment of FASB Statements No. 133 and 140. SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. SFAS No. 155 will become effective for our fiscal year that begins after September 15, 2006. The impact of SFAS No. 155 will depend on the nature and extent of any new derivative instruments entered into after the effective date.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 establishes a common definition of fair value, provides a framework for measuring fair value under generally accepted accounting principles, and expands disclosure requirements about fair value measurements. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. We are currently evaluating the impact, if any, the adoption of SFAS No. 157 will have on its financial reporting and disclosures.

In September 2006, the SEC staff published Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 addresses quantifying the financial statement effects of misstatements, specifically, how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. This statement is effective for fiscal years ending after November 15, 2006. We do not expect the adoption of SAB 108 to have a material effect on its financial statements.

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

We suggest that our Summary of Significant Accounting Policies, as described in Note 1 of Notes to Consolidated Financial Statements on Form 10-KSB for December 31, 2006, be read in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations. We believe the critical accounting policies that most impact our consolidated financial statements are described below.

Use of Estimates – The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates. The more significant areas requiring the use of management estimates and assumptions relate to mineral reserves that are the basis for future cash flow estimates and units-of-production depreciation, depletion and amortization calculations; environmental, reclamation and closure obligations; asset impairments; write-down of inventory to net realizable value; valuation allowances for deferred tax assets; reserves for contingencies and litigation; and the fair value and accounting treatment of financial instruments. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ significantly from these estimates under different assumptions or conditions.

Currency Translation – The consolidated financial statements are presented in U.S. dollars. The functional currency of the Company’s subsidiaries operating in Kazakhstan is U.S. dollars for Kaznickel and Kazakh tenge for KKM. Results of operations are translated into U.S. dollars at the average exchange rates during the reporting period. Non-monetary assets and liabilities of Kaznickel are translated into U.S. dollars, using historical exchange rates and monetary assets and liabilities are translated into U.S. dollars using exchange rates on the date of the financial statements. Translation differences are included in results of operations. All balance sheet accounts of KKM are translated at exchange rates on the date of the financial statements and translation differences are included in stockholders’ equity as cumulative translation adjustments.

Revenue Recognition – For its operating mine, revenues currently arise from the limited sale of ore and Mamyt brown coal. Revenue is recorded when persuasive evidence of an arrangement exists, title to product transfers to the customer, and collectibility is reasonably assured. Produced, but unsold minerals or ore are recorded as inventory until sold.

Trade Receivables — In the normal course of business, the company extends credit to its customers on a short-term basis. The principal customers are local companies and government agencies. Although credit risks associated with these customers are considered minimal, the company routinely reviews its accounts receivable balances and makes provisions for doubtful accounts.

Related Party Receivables – Related party receivables consists of short-term advances to employees. No allowance has been provided due to the historic short-term nature and recoverability of such advances.

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of — Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount that the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. At December 31, 2006, we reviewed our long-lived assets as disclosed above and determined no impairment was necessary.

Income taxes – Income taxes are calculated using the liability method of tax accounting. Under this method, future income tax assets and liabilities are computed based on temporary differences between the tax basis and carrying amount on the balance sheet for assets and liabilities. Future income tax assets and liabilities are calculated using tax rates anticipated to apply in the periods that the temporary differences are expected to reverse.

Depreciation, Depletion and Amortization – Expenditures for new facilities or equipment and expenditures that extend the useful lives of existing facilities or equipment are capitalized and depreciated using the straight-line method at rates sufficient to depreciate such costs over the estimated future lives of such facilities or equipment. These lives do not exceed the estimated mine life based on proven and probable reserves as the useful lives of these assets are considered to be limited to the life of the relevant mine.

Costs incurred to develop new properties are capitalized as incurred, where it has been determined that the property can be economically developed based on the existence of proven and probable reserves. At our surface mines, these costs include costs to further delineate the ore body and remove overburden to initially expose the ore body. All such costs are amortized using the units-of-production (“UOP”) method over the estimated life of the ore body based on recoverable minerals to be mined from proven and probable reserves.

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

Stripping Costs – In general, mining costs are allocated to production costs, stockpiles, and inventories, and are charged to costs applicable to sales when minerals are sold. However, the mining industry, generally, defers and amortizes certain mining costs on a units-of-production basis over the life of the mine. These mining costs, which are commonly referred to as “deferred stripping” costs, are incurred in mining activities that are normally associated with the removal of waste rock. The deferred stripping accounting method is generally accepted in the mining industry where mining operations have diverse grades and waste-to-ore ratios; however, industry practice does vary. Deferred stripping matches the costs of production with the sale of minerals, where this procedure is employed, by assigning each quantity of mineral with an equivalent amount of waste removal cost. When stripping costs are expensed as incurred, there might be greater volatility in a company’s period-to-period results of operations. We did not acquire any deferred stripping costs in the acquisition of KKM.

In March 2005, the FASB ratified Emerging Issues Task Force Issue No. 04-6, “Accounting for Stripping Costs Incurred during Production in the Mining Industry,” (EITF 04-6) which addresses the accounting for stripping costs incurred during the production phase of a mine and refers to these costs as variable production costs that should be included as a component of inventory to be recognized in costs applicable to sales in the same period as the revenue from the sale of inventory. As a result, capitalization of stripping costs is appropriate only to the extent product inventory exists at the end of a reporting period and the carrying value is less than the net realizable value. We adopted the provisions of EITF 04-6 on January 1, 2006. We have had very limited production activity in the recent period, so the full effect of this adoption will be felt as production increases in the future periods.

Mineral Property Rights – Mineral property acquisition costs, site restoration costs and development costs on mineral properties with proven and probable reserves are capitalized and will be depleted using the units-of-production method over the estimated life of the reserves. If there are insufficient reserves to use as a basis for depleting such costs, they are written off as a mineral property or mineral interest impairment in the period in which the determination is made. Site restoration costs are depleted over the term of their expected life. Interest costs are capitalized on mineral properties and mineral interests in development. The development potential of mining properties is established by the existence of proven and probable reserves, reasonable assurance that the property can be permitted as an operating mine and evidence that there are no metallurgical or other impediments to the production of saleable metals.

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
Disclosure

We have made no changes in and had no disagreements with our independent registered accounting firm on accounting and financial disclosure during the 2006 fiscal year.

Item 8A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our principal executive officers and our principal financial officer (the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Such officers have concluded (based upon their evaluations of these controls and procedures as of the end of the period covered by this report) that our disclosure controls and procedures are effective to ensure that information required to be disclosed by it in this report is accumulated and communicated to management, including the Certifying Officers as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Certifying Officers have concluded that our disclosure controls and procedures are effective as of December 31, 2006.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.	Other Information.

None.

PART III

Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

The following table sets forth our directors, executive officers, promoters and control persons, their ages, and all offices and positions held. Directors are elected for a period of one year and thereafter serve until their successor is duly elected by the stockholders and qualified. Officers and other employees serve at the will of the Board of Directors.

Name of Director or Executive Officer	Age	Positions with the Company	Director Since

Marat Cherdabayev	31	Chief Executive Officer, President and Director	November 2004

Yermek Kudabayev	36	Chief Financial Officer

James Kohler	59	Independent Director	May 2006

Timothy Adair	42	Independent Director	May 2006

Valery Tolkachev	38	Independent Director	May 2006

Nurlan Tajibaev	59	Vice President of Metallurgy and Director	October 2006

The above individuals will serve as the Company’s officers and/or directors. A brief description of their positions, proposed duties and their background and business experience follows:

Marat Cherdabayev. From July 2002 to July 2005, Mr. Cherdabayev served as a director of Caspian Services Group, Inc., (“CSI”) a U.S. reporting issuer, and former parent company of Bekem Metals, Inc. Prior to joining CSI, Mr. Cherdabayev worked for Caspian Services Group Limited (“CSGL”) in Almaty, Kazakhstan. CSGL is a wholly-owned subsidiary of CSI. Mr. Cherdabayev was a Business Development Manager for CSGL, and was responsible for developing a marketing plan for CSGL’s services. Prior to his employment with CSGL, Mr. Cherdabayev worked for the Department of Project Finance at OJSC Kazakhtelecom in Almaty, Kazakhstan. Mr. Cherdabayev served as the Head of Project Planning and Monitoring, with responsibility for analyzing the financial feasibility of investment projects. He began working for OJSC Kazakhtelecom in January 2001. From October 2000 to January 2001, Mr. Cherdabayev served as the Advisor to the President of TNS Plus, a private telecommunications company in Almaty, Kazakhstan. In that capacity, he developed and advised the president on marketing strategies, marketing analysis and optimization issues. From January 1999 to June 1999, Mr. Cherdabayev was a Mutual Fund Accountant for State Street Corporation, in Boston, Massachusetts. His primary duties included producing and verifying daily financial statements, monitoring general ledger activity and pricing and reconciling five mutual funds on a daily basis. From January 1998 to June 1998, Mr. Cherdabayev was a Financial Reporting Assistant at Boston Edison in Boston Massachusetts. Mr. Cherdabayev graduated with a Bachelor of Science in Business Administration from Northeastern University in June 2000. Mr. Cherdabayev is not a director of any other SEC reporting company.

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

James F. Kohler. Mr. Kohler received a B.S. in geology in 1970 and an M.S. in geology in 1980 from Utah State University. From 2001 to the present he has been employed as the Branch Chief of Solid Minerals with the U.S. Bureau of Land Management in Salt Lake City, Utah, where he oversees all mining activity on public lands within the State of Utah. He began working at the U.S Bureau of Land Management in 1988 as a Senior Geologist, providing geologic support for all federal solid mineral leasing actions to establish a basis for economic evaluation of leasing tracts. From 1987-1988 Mr. Kohler served as Senior Geologist with the Utah Office of High Level Nuclear Waste in Salt Lake City, Utah, where he provided oversight for high-level nuclear waste repository characterization in Nevada, Texas, and Washington. From 1981-1986 he was the senior geologist and Manager of coal development and mining geology for Anaconda Minerals/ARCO Coal Company in Denver, Colorado supervising geologic support for operating coal mines and acquisitions in the U.S., Indonesia and China. From 1977 to 1981 Mr. Kohler was a Supervisory Geologist with the U.S. Geological Survey in Salt Lake City, Utah. In 2000 Mr. Kohler was awarded the Utah Governor’s Medal for Science and Technology. Mr. Kohler is not a director of any other SEC reporting company.

Timothy Adair. Mr. Adair received a Masters in Business Administration (MBA) from Brigham Young University, located in Provo, Utah, in 1990. Mr. Adair also received a Bachelors of Science from the same University in Mechanical Engineering with a minor in Mathematics in 1988. Since 2005, Mr. Adair has been principally engaged as the Owner/President of Cube Office Designs located in Salt Lake City, Utah where he has successfully transferred company ownership and management. Cube Office Designs currently employs 22 persons and has annual revenue of approximately $1.5 million USD. Prior to purchasing Cube Office Designs, from 1989 through 2004 Mr. Adair was principally engaged as the Human Resources Productivity / Efficiency Manager with Intermountain Health Care (IHC) of Salt Lake City, Utah. IHC is a health care provider with 25,000+ employees and annual revenue of 2.5 + billion USD. While with IHC Mr. Adair consistently implemented cost savings improvements, such as the standardizing and automating of employee transactions which resulted in annual savings of $200k. Mr. Adair is also a licensed real estate agent and has been an avid real estate investor and property manager since 1989 as a partner of ADLAW. Mr. Adair was a member of the Oracle Applications User Group (OAUG) and the Intermountain Compensation and Benefits Association (ICBA). Mr. Adair is not a director of any other SEC reporting company.

Valery Tolkachev. Since 1999, Mr. Tolkachev has been employed with Aton Investment Company in Moscow, Russia, where he currently serves as the Managing Director, Capital Markets. From 1991 to 1999, Mr. Tolkachev served in various positions with various employers including, MDM Bank, InkomBank, InkomCapital and others. Mr. Tolkachev graduated with Honors from the High Military School in Kiev, USSR in 1989. In 2005, he completed his studies at the Academy of National Economy, as a qualified lawyer. Mr. Tolkachev is also a director of BMB Munai, Inc., and Bekem Metals, Inc., both SEC reporting issuers.

Nurlan Tajibaev. Mr. Tajibaev has worked in the metallurgy industry since earning a Bachelors degree in Engineer-Metallurgy from the Kazakh State Technical University in 1973. Prior to joining Bekem Metals, Mr. Tajibaev served as the Executive Director of Kyzyl Kain Mamyt, LLP, a wholly-owned subsidiary of Bekem Metals. Before joining Kyzyl Kain Mamyt in 2003, Mr. Tajibaev served as Chairman of Canat UK Ltd., a supplier of metallurgical equipment from Europe and the United States to Kazakhstan, for six years. Mr. Tajibaev also spent twenty years serving in various capacities, including Senior Engineer, for Aktyubinsk Ferroalloys Plant and President of Kazchrome Corporation. Mr. Tajibaev is not a director of any SEC reporting company.

Significant Employees

Alexander Rassokhin. In October 2006, Mr. Rassokhin was appointed to the position of Exploration Manager. He has over thirty years experience in solid minerals geology. His work experience includes serving as the President and Exploration Manager of Frontier Mining Ltd. Kazakhstan, where he managed Frontier’s exploration programs and gold processing in Kazakhstan. Prior to joining Frontier in 2005, Mr. Rassokhin spent ten years serving as Chief Geologist for a number of companies operating in Kazakhstan, including Rio Tinto Mining and Exploration, Ltd., Santa Fe Pacific Gold Kazakhstan Corporation and Newmont Kazakhstan Gold, Ltd. As Chief Geologist his duties have included identification of new mineral deposits, preparation of exploration plans and oversight of field explorations. Mr. Rassokhin also spent fourteen years with the Research Institute of Mineral Resources, Kazakhstan. Mr. Rassokhin is 53 years old. Mr. Rassokhin is not a director of any SEC reporting company.

There are no family relationships among any of the Company’s officers, significant employees or directors.

Involvement in Certain Legal Proceedings

To our knowledge, during the past five years none of the directors or executive officers has been convicted or is currently the subject of a criminal proceeding, excluding traffic violations or similar minor offenses, or has been a party to any judicial or administrative proceeding that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement. Similarly, in the past two years none of our directors or executive officers, or any business in which they were a general partner or executive officer, have been the subject of a bankruptcy proceeding.

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

Based management’s review of these reports during the year ended December 31, 2006, it appears that Valery Tolkachev, Timothy Adair, James Kohler, Nurlan Tajibaev and Yermek Kudabayev failed to timely file Form 3s at the time they were appointed as members of the board of directors or as executive officers of the Company. Messers Tolkachev, Adair and Kohler subsequently filed Form 5s to remedy the late filings and Mr. Kudabayev filed a Form 3 to remedy the late filing.

Code of Ethics

Our Board of Directors has adopted a code of ethics that applies to all of our officers and employees, including our principal executive officer, principal financial officer, principal accounting officer, controller and persons performing similar functions. Our website can be found at www.bekemmetals.com. The code of ethics is posted on our website.

Committees of the Board of Directors

Audit Committee

We do not currently have a standing audit committee or other committee performing similar functions, nor have we adopted an audit committee charter. Given the size of the Company, its available resources and the fact that the OTCBB does not require us to have an audit committee, the board of directors has determined that it is in the Company’s best interest to have the full board fulfill the functions that would be performed by the audit committee, including selection, review and oversight of the Company’s independent accountants, the approval of all audit, review and attest services provided by the independent accountants, the integrity of the Company’s reporting practices and the evaluation of the Company’s internal controls and accounting procedures. The board is also responsible for the pre-approval of all non-audit services provided by its independent auditors. Non-audit services are only provided by our independent accountants to the extent permitted by law. Pre-approval is required unless a “de minimus” exception is met. To qualify for the “de minimus” exception, the aggregate amount of all such non-audit services provided to the Company must constitute not more than 5% of the total amount of revenues paid by us to our independent auditors during the fiscal year in which the non-audit services are provided; such services were not recognized by us at the time of the engagement to be non-audit services; and the non-audit services are promptly brought to the attention of the board and approved prior to the completion of the audit by the board or by one or more members of the board to whom authority to grant such approval has been delegated.

As we do not currently have a standing audit committee, we do not, at this time have an “audit committee financial expert” as defined under the rules of the Securities and Exchange Commission. The board does believe, however, that should the Company form a standing audit committee in the future, Mr. Timothy Adair, an independent director, could qualify as an audit committee financial expert.

Nominating Committee

We do not currently have a standing nominating committee or other committee performing similar functions, nor have we adopted a nominating committee charter. Given the size of the Company, its available resources and the fact that the OTCBB does not require us to have a nominating committee, the board of directors has determined that it is in the Company’s best interest to have the full board of directors to participate in the consideration for director nominees. In general, when the board determines that expansion of the board or replacement of a director is necessary or appropriate, the board will review through candidate interviews with members of management, consult with the candidate’s associates and through other means determine a candidate’s honesty, integrity, reputation in and commitment to the community, judgment, personality and thinking style, residence, willingness to devote the necessary time, potential conflicts of interest, independence, understanding of financial statements and issues, and the willingness and ability to engage in meaningful and constructive discussion regarding Company issues. The board would review any special expertise, for example, that qualifies a person as an audit committee financial expert, membership or influence in a particular geographic or business target market, or other relevant business experience. To date we have not paid any fee to any third party to identify or evaluate, or to assist it in identifying or evaluating, potential director candidates.

The nominating committee will consider director candidates nominated by shareholders during such times as the Company is actively considering obtaining new directors. Candidates recommended by shareholders will be evaluated based on the same criteria described above. Shareholders desiring to suggest a candidate for consideration should send a letter to the Company’s Secretary and include: (a) a statement that the writer is a shareholder (providing evidence if the person’s shares are held in street name) and is proposing a candidate for consideration; (b) the name and contact information for the candidate; (c) a statement of the candidate’s business and educational experience; (d) information regarding the candidate’s qualifications to be director, including but not limited to an evaluation of the factors discussed above which the board would consider in evaluating a candidate; (e) information regarding any relationship or understanding between the proposing shareholder and the candidate; (f) information regarding potential conflicts of interest; and (g) a statement that the candidate is willing to be considered and willing to serve as director if nominated and elected. Because of the small size of the Company and the limited need to seek additional directors, there is no assurance that all shareholder proposed candidates will be fully considered, that all candidates will be considered equally, or that the proponent of any candidate or the proposed candidate will be contacted by the Company or the board, and no undertaking to do so is implied by the willingness to consider candidates proposed by shareholders.

Compensation Committee

We do not have a standing compensation committee or a charter; rather our Chief Executive Officer evaluates officer and employee compensation issues subject to the approval of our board of Directors. Our Chief Executive Officer makes recommendations to the board of directors as to employee benefit programs and officer and employee compensation. The compensation of Chief Executive Officer is determined and approved directly by board of directors. Neither the Chief Executive Officer nor the board of directors engaged compensation consultants during the year.

Item 10.	Executive Compensation.

The following table summarizes the total compensation paid for the fiscal year 2006 to our president and chief executive officer and to each other named executive officer whose compensation exceeded $100,000 for the year ended December 31, 2006 (the “named executive officers”).

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Stock Awards(3)	All Other Compensation(4)	Total

Marat Cherdabayev (1)	2006	$119,000	$28,118	$66,181	$213,299
CEO and President	2005(5)	$110,000	-0-	-0-	$110,000

Yermek Kudabayev(2)	2006	$90,000	$31,089	$31,008	$152,097
CFO

(1) Mr. Cherdabayev has served as the Chief Executive Officer and President since May 2005.

(2) Mr. Kudabayev has served as the Chief Financial Officer since April 2006.

(3) Represents the dollar amount recognized for financial statement reporting purposes during 2006 in accordance with FAS 123(R) with respect to restricted stock grants awarded on October 20, 2006. The restricted stock grants were valued at $1.95 per share, which represented the closing market price for our common stock on the date of grant. Mr. Cherdabayev was granted 421,772 shares which vest as follows: one-fourth (105,443 shares) on the first anniversary of the grant date; one-fourth (105,443 shares) on the second anniversary of the grant date and the remaining one-half (210,886 shares) will vest on the third anniversary of the grant date. Mr. Kudabayev was granted 383,429 shares, which vest as follows: one-fourth (95,857 shares) in April 2007 and one-fourth (95,857 shares) in April 2008 and the final one-half (191,715 shares) in April 2009. Vesting during each year is contingent upon the Company timely filing of its reports with the Securities and Exchange Commission each year. Moreover, vesting in the third year is also contingent upon the Company having commenced commercial operations. In order for their grants to vest, Mr. Cherdabayev and Mr. Kudabayev must be employed with the Company on the vesting date. They forfeit any unvested grants at the time their employment with the Company terminates.

(4) Represents the following amounts: Mr. Cherdabayev, pension fund payment $5,296, income tax expense, $21,289, medical insurance premiums $3,596, paid rent $36,000; Mr. Kudabayev, pension fund payment $4,346, income tax expense $22,715, medical insurance premiums $3,947.

(5) In our annual report for the year ended December 31, 2005 we incorrectly reported that Mr. Cherdabayev’s compensation was $160,000. The disclosure included herein properly disclosed Mr. Cherdabayev’s total compensation for the 2005 fiscal year.

Pension Fund Payments

In accordance with the legislative requirements of the Republic of Kazakhstan during 2006 we were required to pay into an employee pension fund an amount equivalent to 10% of each employee’s monthly wages, (but not more than $547). Pension fund payments are withheld from employees’ salaries and included with other salary costs in the income statement. We do not have any other liabilities related to any supplementary pensions, post retirement health care, insurance benefits or retirement indemnities.

Employment Agreements

Mr. Cherdabayev entered into a standard local Kazakhstani employment agreement as dictated under the Labor Legislation of the Republic of Kazakhstan with the Company on March 1, 2006. The agreement has no term. The agreement is terminable by Mr. Cherdabayev on 30 days notice and can be terminated immediately by the Company for failure to perform. The agreement calls for a salary to be paid, subject to annual merit increases, but does not specify the amount of the salary. The agreement also provides that the Company may pay Mr. Cherdabayev a bonus in an amount determined by the Company. The agreement provides for compensation of official business travel expenses and 28 days of paid vacation. The board of directors has determined that Mr. Cherdabayev’s annual salary for 2007 will be $132,000, net of income taxes.

Mr. Kudabayev has an employment agreement with the Company effective as of May 1, 2006 to serve as the Company’s Chief Financial Officer. His employment agreement is effective for an initial term of one year. The term of this agreement will continue for three (3) one-year after the initial term unless terminated by either party before the beginning a renewal term. The employment agreement provides for an annual salary of $120,000 net of taxes, which shall also be paid by the Company. Mr. Kudabayev’s salary may be reviewed and adjusted by the board of directors not less frequently than annually. During the term of his employment, Mr. Kudabayev will be allowed to participate in such pension, profit sharing, bonus, life insurance, hospitalization, major medical and other employee benefit plans that may be in effect from time to time and to the extent he is eligible to participate under the terms of the particular plan. Mr. Kudabayev shall be eligible for performance bonuses in accordance with the terms of the Employers Performance Bonus Scheme at the discretion of the board of directors. Pursuant to his employment contract, Mr. Kudabayev received a performance based restricted stock grant of 383,429 shares which vests over a period of three years commencing in April 2007. Mr. Kudabayev’s employment agreement provides for 28 days of paid vacation.

Should the Company terminate Mr. Kudabayev’s employment for good reason, he shall be entitled to salary for the month in which he is terminated and for the succeeding three calendar months. An additional month will be added up to a maximum of twelve months for each year of completed service beginning after two full years of service. This amount may be reduced in the event Mr. Kudabayev obtains new employment prior to the completion of the payment period. If he is terminated for cause he shall only be entitled to compensation through the date of termination. If he is terminated for disability he shall be compensated for the remainder of the month and for three succeeding months or until disability insurance benefits commence. If employment is terminated because of death he shall be entitled to compensation through the end of the calendar month in which his death occurs.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table sets forth information concerning all option holdings for the fiscal year ended December 31, 2006 for each of the named executive officers.

	Stock Awards

Name	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Marat Cherdabayev	421,772(1)	801,367	-0-	-0-
Yermek Kudabayev	-0-	-0-	383,429(1)	728,515

(1) On October 20, 2006, our board of directors awarded the above listed restricted stock grants to Mr. Cherdabayev and Mr. Kudabayev. The award to Mr. Cherdabayev was in recognition of his efforts as the Company’s Chief Executive Officer and President up to the date of the award, and is not contingent on future performance. Mr. Kudabayev’s award is based on future performance and is contingent upon such performance as described in more detail below. The restricted stock grants was made under the Company’s 2003 Stock Option Plan. The shares have been issued and are outstanding and are being held in escrow by the Company subject to the vesting schedule placed on the grant. Mr. Cherdabayev and Mr. Kudabayev have the right to vote the shares, receive dividends and enjoy all other rights of ownership over the entire grant amount, except for the right to dispose of, encumber or otherwise directly or indirectly profit or share in any profit derived from a transaction in the shares prior to satisfying the applicable vesting requirement. These restricted stock awards will only vest to these individuals if they are employed by the Company on the applicable vesting date. Any unvested shares at the time such individual’s employment with the Company ceases, for any reason, shall be forfeited back to the Company.

Mr. Cherdabayev’s shares will vest as follows: one-fourth (105,443 shares) on the first anniversary of the grant date; one-fourth (105,443 shares) on the second anniversary of the grant date and the remaining one-half (210,886 shares) will vest on the third anniversary of the grant date.

Mr. Kudabayev’s shares will vest as follows: one-fourth (95,857 shares) in April 2007 and one-fourth (95,857 shares) in April 2008, provided that the Company has timely filed its reports with Securities and Exchange Commission. The final one-half (191,715 shares) will vest in April 2009. Vesting during each year is contingent upon the Company timely filing of its reports with the Securities and Exchange Commission each year. Moreover, vesting in the third year is also contingent upon the Company having commenced commercial operations.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash	Total

Timothy Adair	$4,000	$4,000
Marat Cherdabayev(1)	$0	$0
James Kohler	$4,000	$4,000
Nurlan Tajibaev(1)	$0	$0
Valery Tolkachev	$4,000	$4,000

(1) In addition to being directors, Mr. Cherdabayev and Mr. Tajibaev are Company employees, and therefore do not qualify for compensation as non-employee directors.

In October 2006, we adopted a compensation plan for our non-employee directors. We pay an annual director fee to our non-employee directors of $16,000, payable quarterly. Non-employee directors are also paid $1,000 for each board meeting attended in person plus reimbursement for travel expenses.

Stock Option Plan

In March 2003, we adopted the EMPS Research Corporation 2003 Stock Option Plan (the “Plan”) reserving 5,000,000 common shares for distribution under the Plan. The purpose of the Plan is to allow us to offer key employees, officers, directors, consultants and sales representatives an opportunity to acquire a proprietary interest in the Company. The various types of incentive awards which may be provided under the Stock Option Plan enable us to respond to changes in compensation practices, tax laws, accounting regulations and the size and diversity of our business.

Employee Stock Purchase Plan

We do not currently have an employee stock purchase plan in place.

Director Stock Purchase Plan

We do not currently have a director stock purchase plan in place.

Item 11.	Security Ownership of Certain Beneficial Owners and Management

The term “beneficial owner” refers to both the power of investment and the right to buy and sell our shares. It also refers to rights of ownership or the right to receive distributions from the Company and proceeds from the sale of our shares. Since these rights may be held or shared by more than one person, each person who has a beneficial ownership interest in shares is deemed to be the beneficial owner of the same shares because there is shared power of investment or shared rights of ownership.

The following table sets forth as of March 20, 2007, the name and the number of shares of our Common Stock, par value of $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Registrant to own beneficially, more than 5% of the 125,172,011 issued and outstanding shares of our Common Stock, and the name and shareholdings of each director and of all officers and directors as group.

Type of Security	Name and Address	Amount & Nature of Beneficial Ownership	% of Class

Common	Bekem Metals, Inc.,	24,031,880	19%
	Voting Trust(1)
	170 Tchaikovsky Street
	4th Floor
	Almaty, Kazakhstan 050000

Common	Marat Cherdabayev(1) (2)(6)	24,453,652	20%
	170 Tchaikovsky Street
	4th Floor
	Almaty, Kazakhstan 050000

Common	Hsuih Chi Hun(3)	36,306,120	29%
	1/F., Chap Biu Building
	Tai Po Market, 15 On Fu Road
	New Territories, Hong Kong, S.A.R.
	China

Common	Brisa Equities Corporation(3)	21,000,000	17%
	1020 East 900 South
	Bountiful, Utah 84010

Common	Brilliance Investments Ltd. (4)	15,504,408	17%
	P.O. Box 5251
	CH 6901
	Lugano, Switzerland

Common	Central Asian Metals, Inc.(4)	15,504,408	12%
	P.O. Box 5251
	CH 6901
	Lugano, Switzerland

Common	GLG Emerging Markets Fund(5)	28,000,000	21%
	c/o GLG Partnership
	One Curzon Street
	London W1J 5HB

Common	Yermek Kudabayev(2) (6)	383,429	*
	170 Tchaikovsky Street
	4th Floor
	Almaty, Kazakhstan 050000

Common	Nurlan Tajibaev (2) (6)	191,715	*
	170 Tchaikovsky Street
	4th Floor
	Almaty, Kazakhstan 050000

Common	James Kohler (6)	-0-	*
	2011 Maple View Drive
	Bountiful, Utah 84101

Common	Timothy Adair (6)	-0-	*
	5062 W. Amelia Earhart Drive
	Salt Lake City, Utah 84116

Common	Valery Tolkachev (6)	-0-	*
	27 Pokrovka St., Bldg.6
	Moscow, Russia 105062

Officers, Directors and Nominees		25,028,797	20%
as a Group: (6 persons)

* Less than 1%.

(1) Mr. Marat Cherdabayev owns no shares in his own name. He is the trustee of the Bekem Metals, Inc., Voting Trust and as such, he maintains voting and investment control over these shares and therefore may be deemed to be the beneficial owner of the shares held by the Voting Trust.

(2) On October 20, 2006 our board of directors awarded a restricted stock grant to Mr. Cherdabayev in the amount of 421,772 shares, to Mr. Kudabayev in the amount of 383,429 shares and to Mr. Tajibaev in the amount of 191,715 shares. The shares vest over a period of three years. The shares have been issued and are outstanding and are being held in escrow by the Company subject to the applicable vesting schedule for each grant. The grantees have the right to vote the shares, receive dividends and enjoy all other rights of ownership over the entire grant amount from the grant date, except for the right to dispose of, encumber or otherwise directly or indirectly profit or share in any profit derived from a transaction in the shares proior to satisfying the applicable vesting requirements. Shares will vest to the grantee only if the grantee is employed by the Company on the applicable vesting date. Any unvested shares at the time a grantee’s employment with the Company ceases, for any reason, shall be forfeited back to the Company. For additional information regarding vesting dates and conditions see the section entitled “Securities Authorized for Issuance Under Equity Compensation Plans” contained in Item 5. “Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities” of this report.

(3) Mr. Hsuih Chi Hun owns no shares in his own name. However, he maintains voting and investment control over the shares held of record by Brisa Equities, Inc., as well as by Landsgate Marketing Limited, Comodidad y Fantasia en Tierra, S.A. and Las Tierras del Deleite, S.A., and therefore may be deemed to be the beneficial owner of the shares held by these entities.

(4) Brilliance Investments Ltd., as trustee, maintains the voting and investment control over the shares held of record by Central Asian Metals, Inc., and therefore, may be deemed to be the beneficial owner of the shares held by that entity.

(5) Includes an immediately exercisable warrant to purchase up to 7,000,000 common shares at a price of $2.00 per share.

(6) Mr. Cherdabayev, Mr. Kudabayev and Mr. Tajibaev are executive officers of the Company. Mr. Cherdabayev, Mr. Tajibaev, Mr. Kohler, Mr. Adair and Mr. Tolkachev are directors of the Company.

Change in Control

To the knowledge of the management, there are no present arrangements or pledges of our securities that may result in a change in control of the Company.

Item 12.	Certain Relationships and Related Transactions and Director Independence.

On December 2, 2004, we borrowed $92,308 from CJSC Kazmorgeophysica, a Kazakh company related by virtue of several common shareholders. The short-term loan is denominated in Kazakh Tenge, interest free and was due on its original terms by December 31, 2004. During March 2005 the Company borrowed an additional $99,798 from CJSC Kazmorgeophysica, as a Kazakh Tenge denominated, interest-free, due on demand note. In addition, during the six months ended March 31, 2005, the Company received advances in the amount of $26,866 from certain owners, which are short-term in nature and payable upon demand.

During 2005 and 2006, the Company borrowed $3,998,874 from KMI per an agreement dated August 8, 2005, between KMI and KKM, for the purpose of assisting KKM in funding its work requirements, including generation of geological data, under its mineral extraction contract. The former owners of Kazakh Metals, Inc. were funding this agreement.

Also, during 2005 and 2006 the Company borrowed $329,000 from shareholders to fund the U.S. administrative operations.

Our board of directors has determined that the following directors are “independent directors” as defined in Section 121 of the American Stock Exchange Company Guide: Timothy Adair, James Kohler and Valery Tolkachev.

Item 13.	Exhibits.

The following exhibits are included as part of this report:

Exhibit 10.1	Employment Agreement – Yermek Kudabayev

Exhibit 10.2	Stock Grant Agreement – Marat Cherdabayev

Exhibit 10.3	Stock Grant Agreement – Yermek Kudabayev

Exhibit 10.4	Stock Grant Agreement – Nurlan Tajibaev

Exhibit 10.5	Stock Grant Agreement – Alexander Rassohkin

Exhibit 21.1	List of Subsidiaries

Exhibit 31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 14. Principal Accountant Fees and Services

Hansen, Barnett & Maxwell, P.C. served as the Company’s independent registered public accounting firm for the years ended December 31, 2006 and 2005 and is expected to serve in that capacity for the current year. Principal accounting fees for professional services rendered for us by Hansen, Barnett & Maxwell, P.C. for the years ended December 31, 2006 and 2006, are summarized as follows:

	2006	2005
Audit	$86,074	$77,800
Audit related	-	-
Tax	$ 2,000	$ 2,000
All other	-	-
Total	$88,074	$79,800

Audit Fees. Audit fees were for professional services rendered in connection with the Company’s annual financial statement audits and quarterly reviews of financial statements for filing with the Securities and Exchange Commission.

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

BEKEM METALS, INC.

Date: March 30, 2007	/s/ Marat Cherdabayev
Marat Cherdabayev, Chief Executive Officer and Director

Date: March 29, 2007	/s/ Yermek Kudabayev
Yermek Kudabayev, Chief Financial Officer

Date: March 28, 2007	/s/ Timothy Adair
Timothy Adair, Director

Date: March 28, 2007	/s/ James Kohler
James Kohler, Director

Date: March 28, 2007	/s/ Nurlan Tajibaev
Nurlan Tajibaev, Vice President and Director

Date: March 28, 2007	/s/ Valery Tolkachev
Valery Tolkachev, Director

BEKEM METALS, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Financial Statements:

Consolidated Balance Sheets – December 31, 2006 and 2005	F-3

Consolidated Statements of Operations for the years ended
December 31, 2006 and 2005	F-4

Consolidated Statements of Shareholders’ Equity for the years ended
December 31, 2006 and 2005	F-5

Consolidated Statements of Cash Flows for the years ended
December 31, 2006 and 2005	F-6

Notes to Consolidated Financial Statements	F-7

HANSEN, BARNETT & MAXWELL, P.C.
A Professional Corporation	Registered with the Public Company
CERTIFIED PUBLIC ACCOUNTANTS	Accounting Oversight Board
5 Triad Center, Suite 750
Salt Lake City, UT 84180-1128
Phone: (801) 532-2200	an independent member of
Fax: (801) 532-7944	BAKER TILLEY
www.hbmcpas.com	INTERNATIONAL

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Shareholders

Bekem Metals, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Bekem Metals, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the related statements of operations, shareholders’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bekem Metals, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

HANSEN, BARNETT & MAXWELL, P.C.

Salt Lake City, Utah

March 28, 2007

BEKEM METALS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

December 31,	2006	2005

ASSETS

Current Assets
Cash	$ 8,583,680	$ 89,366
Trade accounts receivable	2,776	18,657
VAT recoverable	186,915	61,936
Inventories	377,018	337,030
Prepaid expenses and other current assets	139,293	42,393
Deferred compensation	450,267	-
Total Current Assets	9,739,949	549,382

Property, plant and mineral interests (net of accumulated
depreciation of $144,030 and $57,709)	13,870,563	10,938,368
Non-current deferred compensation	1,584,088	-
Other assets	169,130	39,241

Total Assets	$25,363,730	$11,526,991

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$530,665	$424,306
Accrued expenses	274,739	276,291
Due to related party	9,644	5,518
Current portion of long-term notes payable	-	3,660,230
Total Current Liabilities	815,048	4,366,345

Deferred tax liabilities	513,385	2,304,285
Long -term notes payable	-	797,178
Long-term notes payable - related parties	-	4,075,012
Asset retirement obligation	951,355	833,840
Total Liabilities	2,279,788	12,376,660

Commitments and Contingencies	-	-

Shareholders’ Equity (Deficit)
Preferred stock; $0.001 par value, 20,000,000 shares
authorized, no shares outstanding	-	-
Common stock; $0.001 par value, 150,000,000 shares authorized,
and 125,172,011 and 100,088,888 shares issued and outstanding	125,172	100,089
Additional paid-in capital	29,025,272	515,879
Accumulated deficit	(6,036,286)	(1,448,344)
Accumulated other comprehensive loss	(30,216)	(17,293)
Total Shareholders’ Equity (Deficit)	23,083,942	(849,669)

Total Liabilities and Shareholders’ Equity (Deficit)	$25,363,730	$11,526,991

The accompanying notes are an integral part of these financial statements.

BEKEM METALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31,	2006	2005

Revenue	$ 105,304	$ 148,549

Operating Expenses
Cost of product sold	58,980	74,205
General and administrative expenses	3,136,715	1,018,633
Research and development costs	389,507	131,562
Exploratory costs	1,118,115	623,446
Accretion expense on asset retirement obligations	72,865	60,632
Depreciation and amortization expense	108,125	48,233

Total Operating Expenses	4,884,307	1,956,711

Loss From Operations	(4,779,003)	(1,808,162)

Other Income (Expense)
Interest expense	(1,382,972)	(293,451)
Grant compensation expense	(77,735)	-
Translation adjustment	(32,571)	38,190
Exchange loss	(174,278)	(64,192)
Other income (expense)	(107,644)	16,790

Net Other Expense	(1,775,200)	(302,663)

Net Loss Before Minority Interest and Taxes	(6,554,203)	(2,110,825)
Deferred tax benefit	1,966,261	888,145
Loss in minority interest	-	19,426

Net Loss	$ (4,587,942)	$ (1,203,254)

Basic Loss per Common Share	$(0.04)	$(0.02)
Weighted-Average Shares used in
Basic Loss per Common Share	111,266,970	48,645,053

The accompanying notes are an integral part of these financial statements.

BEKEM METALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM DECEMBER 31, 2004 THROUGH DECEMBER 31, 2006

				Accumulated
				Other		Total
			Additional	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Paid-in Capital	Loss	Deficit	Equity (Deficit)
Balance, December 31, 2004	21,000,000	$21,000	$ 161,674	$ -	$ (245,090)	$ (62,416)

Net loss for period					(1,203,254)	(1,203,254)
Cumulative translation adjustment				(17,293)		(17,293)
Comprehensive Loss						$ (1,282,963)

Minority interest shares issued in
acquisition of EMPS Research
Corporation, January 24, 2005	-	-	(11,706)	-	-	(11,706)
Shares issued for cash, August 8, 2005	61,200,000	61,200	38,800	-	-	100,000
Shares issued for the acquisition of
the minority interests of Bekem
Metals, Inc., October 24, 2005	17,888,888	17,889	327,111	-	-	345,000
Balance, December 31, 2005	100,088,888	$100,089	$ 515,879	$(17,293)	$(1,448,344)	$ (849,669)

Net loss for period					(4,587,942)	(4,587,942)
Cumulative translation adjustment				(12,923)		(12,923)
Comprehensive Loss						$ (5,450,534)

Shares issued for cash, July 14, 2006 -
net of fees of 1,577,614	24,000,000	24,000	26,398,386	-	-	26,422,386
Issue of Stock grants at 1.95 per share on
October 20, 2006	1,083,123	1,083	2,111,007	-	-	2,112,090
Balance, December 31, 2006	125,172,011	$125,172	$29,025,272	$(30,216)	$ (6,036,286)	$ 23,083,942

The accompanying notes are an integral part of these financial statements.

BEKEM METALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Year Ended December 31,	2006	2005
Cash Flows from Operating Activities
Net loss	$ (4,587,942)	$ (1,203,254)
Adjustments to reconcile net loss to
net cash provided by operating activities:
Depreciation and amortization	108,125	48,233
Accretion expense on asset retirement obligations	72,865	60,632
Interest expense from debt discount	855,970	107,261
Shares issued on option modification	-	19,426
Deferred tax benefit	(1,966,261)	(888,145)
Foreign currency exchange gain and translation
adjustment	(142,795)	(64,192)
Purchased exploration costs	-	251,286
Stock grant compensation expense	77,735	-
Loss on disposal of property and equipment	68,305	-
Loss recognized on minority shareholders’ interest	-	(19,426)
Change in operating assets and liabilities:
Trade accounts receivable	16,983	(8,015)
Inventories	(21,886)	(67,062)
VAT recoverable	(122,498)	-
Prepaid expenses and other current assets	(54,149)	30,181
Accounts payable	88,129	(24,368)
Accrued expenses	(9,976)	-
Net Cash From Operating Activities	(5,617,395)	(1,757,443)

Cash Flows from Investing Activities
Purchase of property and equipment	(2,577,696)	(16,100)
Purchase of intangible assets	(57,480)	-
Proceeds from disposal of property and equipment	22,941	-
Restricted cash	(100,000)	-
Notes receivable	(56,983)	-
Change in related party receivables/payables	46,930	3,545
Cash acquired in acquisitions	-	26,761
Net Cash From Investing Activities	(2,722,288)	14,206

Cash Flows from Financing Activities
Proceeds from notes payable	1,996,731	12,618,779
Payments on notes payable	(7,870,993)	(14,874,760)
Proceeds from notes payable related parties	251,900	4,075,012
Payments on notes payable - related parties	(4,326,912)	-
Issuance of shares for cash	26,422,386	2,000
Net Cash From Financing Activities	16,473,112	1,821,031

Effect of Exchange Rate Changes on Cash	360,885	7,382

Net Increase in Cash	8,494,314	85,176
Cash at Beginning of Period	89,366	4,190
Cash at End of Period	$ 8,583,680	$ 89,366

The accompanying notes are an integral part of these financial statements.

BEKEM METALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE 1 – BASIS OF PRESENTATION, NATURE OF BUSINESS, AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Bekem Metals, Inc. (“BMI”) and its wholly owned subsidiaries Kazakh Metals, Inc. (“KMI”), Kyzyl Kain Mamyt LLP (“KKM”), Condesa Pacific, S.A. (“Condesa”) and Kaznickel, LLP (“Kaznickel”). Intercompany accounts and transactions have been eliminated in consolidation. The results of operations of the previously separate KMI and BMI were combined for all periods prior to the acquisition (as further explained below), with recognition of the minority interest in BMI, and the operations of BMI and KMI are consolidated from October 24, 2005.

On October 24, 2005, Bekem Metals, Inc. (“BMI”, “Bekem” or the “Company”) entered into an Acquisition Agreement with Kazakh Metals, Inc., a British Virgin Islands international business company (“KMI”), under which BMI acquired 100% of the outstanding common shares of KMI in exchange for the issuance of 61,200,000 common shares.

The KMI shareholders received 61.1% of the BMI common stock outstanding after the transaction and therefore KMI was considered the acquirer for financial reporting purposes. Accordingly, the accompanying financial statements include financial statements of KMI for all periods presented.

Brisa Equities Corporation, a British Virgin Islands holding company (“Brisa”), together with other entities its owners control, is the controlling shareholder of KMI and was also the controlling shareholder of BMI. Accordingly, the transaction was considered to be between entities under common control and did not result in a change in control of BMI. Following the transaction, entities over which the controlling shareholder maintained voting and investment control held 51,600,000 BMI common shares, which represented 51.5% of the 100,088,888 outstanding common shares.

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

Bekem Metals, Inc. – The consolidated financial statements include the accounts of Condesa and Kaznickel, since the date of its acquisition by Condesa, and the accounts of BMI since its acquisition by Condesa. Condesa was incorporated under the laws of the British Virgin Islands on March 5, 2004. Condesa acquired BMI in a reverse acquisition, on January 28, 2005. On July 24, 2006, Condesa transferred its interest in Kaznickel to Bekem, making Kaznickel a wholly-owned subsidiary of Bekem. On September 30, 2006 Bekem sold Condesa to a third party for a nominal value. Condesa is included in the consolidated financial statements from the date of acquisition and to the date of disposal.

Kazakh Metals, Inc. – The consolidated financial statements also include the accounts of KMI and its wholly-owned subsidiary, KKM, which it acquired on June 1, 2005 in a purchase business combination.

Name Change – On February 9, 2005, the Board of Directors of EMPS Research Corporation approved, and the stockholders holding a majority of the outstanding shares of the company approved and ratified by written consent, a change in the Company’s name from EMPS Research Corporation to Bekem Metals, Inc. On March 16, 2005, the Company filed an amendment to its Articles of Incorporation to affect the change.

BEKEM METALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

Currency Translation – The consolidated financial statements are presented in U.S. dollars. The functional currency of the Company’s subsidiaries operating in Kazakhstan is U.S. dollars for Kaznickel and Kazakh tenge for KKM. Results of operations are translated into U.S. dollars at the average exchange rates during the reporting period. Non-monetary assets and liabilities of Kaznickel are translated into U.S. dollars, using historical exchange rates and monetary assets and liabilities are translated into U.S. dollars using exchange rates on the date of the financial statements. Translation differences are included in results of operations. All balance sheet accounts of KKM are translated at exchange rates on the date of the financial statements and translation differences are included in stockholders’ equity as cumulative translation adjustments.

Nature of Business

The Company is engaged in the acquisition, exploration and production of mineral resource properties. Kaznickel owns the right to the Gornostayevskoye (“Gornostai”) nickel and cobalt deposit located in the East Kazakhstan Oblast in northeast Kazakhstan. The license is for exploration and production of cobalt and nickel ores and is valid through February 26, 2026. KKM holds exploration and production licenses from the government of Kazakhstan to a 575,756 acre parcel, located approximately 130 kilometers northwest of Aktobe, Kazakhstan. This deposit is referred to as the Kempirsai deposit. The licenses grant KKM the right to explore for and produce nickel and cobalt from deposits located within the territory through October 12, 2011, which may be extended upon agreement between KKM and the Ministry of Energy and Minerals Resources (MEMR) of the Republic of Kazakhstan. KKM also holds a license to explore for and produce Mamyt brown coal from a deposit located within 40 kilometers of its cobalt and nickel deposit. This license expires on December 11, 2018 with further possible extensions.

Business Condition – The Company has no proven mineral reserves that conform to U.S. accounting standards and has had only limited ore and Mamyt brown coal production from its Kempirsai deposit since its acquisition on May 31, 2005. The Gornostai deposit has not yet entered the development stage with respect to its mineral interests and has no production. There has been only limited revenue from the Kempirsai operations, and the Company has incurred a net loss of ($4,587,942) and ($1,203,254) for the years ended December 31, 2006 and 2005, respectively. Current assets exceeded current liabilities by $8,924,901 at December 31, 2006, while current liabilities exceeded current assets by $3,816,963 at December 31, 2005. Management expects that the Company will need significant additional capital to fund construction of a processing plant in 2007-2008. The Company anticipates it will need to raise additional capital through the sale of its equity securities or debt securities. Certain shareholders of the Company have indicated a willingness to provide the Company a line of credit. The Company has no formal agreement with said shareholders to provide this line of credit and the shareholders are under no obligation to enter into any agreement or make available any funds to the Company.

Kempirsai Production Stage – The Kempirsai, or KKM, operations are considered to be in the production stage.

Gornostai Exploration Stage – The Gornostai, or Kaznickel, operations are considered to be in the exploration stage. Since its inception on March 4, 2004, the Company has devoted a substantial amount of effort in raising capital, acquiring Kaznickel, and exploring the Gornostai deposit under its exploration contract. This mineral property has not yet reached development or production stage and accordingly, no revenues from production have been recorded. Therefore, the Gornostai or Kaznickel operation is considered to be in the development stage.

BEKEM METALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

Significant Accounting Policies

Use of Estimates – The preparation of the Company’s consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates. The more significant areas requiring the use of management estimates and assumptions relate to mineral reserves that are the basis for future cash flow estimates and units-of-production depreciation, depletion and amortization calculations; environmental, reclamation and closure obligations; asset impairments; write-down of inventory to net realizable value; valuation allowances for deferred tax assets; reserves for contingencies and litigation; and the fair value and accounting treatment of financial instruments. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ significantly from these estimates under different assumptions or conditions.

Revenue Recognition — From its operating mine, revenues currently arise from the limited sale of ore and Mamyt brown coal. Revenue is recorded when persuasive evidence of an arrangement exists, title to product transfers to the customer, and collectibility is reasonably assured. Produced, but unsold minerals or ore are recorded as inventory until sold.

Trade Receivables — In the normal course of business, the company extends credit to its customers on a short-term basis. The principal customers are local companies and government agencies. Although credit risks associated with these customers are considered minimal, the company routinely reviews its accounts receivable balances and makes provisions for doubtful accounts.

Related Party Receivables – Related party receivables consists of short-term advances to employees. No allowance has been provided due to the historic short-term nature and recoverability of such advances.

Inventories — Inventory consists of materials and spare parts, miscellaneous goods, fuel and some raw materials. Inventory of raw materials is stated at the lower of cost or recoverable value. Spare parts, goods and fuel are recorded at the lower cost or estimated service value.

Prepaid Expenses – Prepaid expenses relate to office rent, subscriptions, insurance and advance drilling costs. Prepaid expenses are charged to operations in the period the related service or work is performed.

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of — Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount that the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. At December 31, 2006, the Company reviewed its long-lived assets as disclosed above and determined no impairment was necessary.

Income taxes – Income taxes are calculated using the liability method of tax accounting. Under this method, future income tax assets and liabilities are computed based on temporary differences between the tax basis and carrying amount on the balance sheet for assets and liabilities. Future income tax assets and liabilities are calculated using tax rates anticipated to apply in the periods that the temporary differences are expected to reverse.

BEKEM METALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

Depreciation, Depletion and Amortization – Expenditures for new facilities or equipment and expenditures that extend the useful lives of existing facilities or equipment are capitalized and depreciated using the straight-line method at rates sufficient to depreciate such costs over the estimated future lives of such facilities or equipment. These lives do not exceed the estimated mine life based on proven and probable reserves as the useful lives of these assets are considered to be limited to the life of the relevant mine.

Costs incurred to develop new properties are capitalized as incurred, where it has been determined that the property can be economically developed based on the existence of proven and probable reserves. At our surface mines, these costs include costs to further delineate the ore body and remove overburden to initially expose the ore body. All such costs are amortized using the units-of-production (“UOP”) method over the estimated life of the ore body based on recoverable minerals to be mined from proven and probable reserves.

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

Stripping Costs – In general, mining costs are allocated to production costs, stockpiles, and inventories, and are charged to costs applicable to sales when minerals are sold. However, the mining industry, generally, defers and amortizes certain mining costs on a units-of-production basis over the life of the mine. These mining costs, which are commonly referred to as “deferred stripping” costs, are incurred in mining activities that are normally associated with the removal of waste rock. The deferred stripping accounting method is generally accepted in the mining industry where mining operations have diverse grades and waste-to-ore ratios; however, industry practice does vary. Deferred stripping matches the costs of production with the sale of minerals, where this procedure is employed, by assigning each quantity of mineral with an equivalent amount of waste removal cost. When stripping costs are expensed as incurred, there might be greater volatility in a company’s period-to-period results of operations. We did not acquire any deferred stripping costs in the acquisition of KKM.

BEKEM METALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

In March 2005, the FASB ratified Emerging Issues Task Force Issue No. 04-6, “Accounting for Stripping Costs Incurred during Production in the Mining Industry,” (EITF 04-6) which addresses the accounting for stripping costs incurred during the production phase of a mine and refers to these costs as variable production costs that should be included as a component of inventory to be recognized in costs applicable to sales in the same period as the revenue from the sale of inventory. As a result, capitalization of stripping costs is appropriate only to the extent product inventory exists at the end of a reporting period and the carrying value is less than the net realizable value. We adopted the provisions of EITF 04-6 on January 1, 2006. We have had very limited production activity in the recent period, so the full effect of this adoption will be felt as production increases in future periods.

Mineral Property Rights – Mineral property acquisition costs, site restoration costs and development costs on mineral properties with proven and probable reserves are capitalized and will be depleted using the units-of-production method over the estimated life of the reserves. If there are insufficient reserves to use as a basis for depleting such costs, they are written off as a mineral property or mineral interest impairment in the period in which the determination is made. Site restoration costs are depleted over the term of their expected life. Interest costs are capitalized on mineral properties and mineral interests in development. The development potential of mining properties is established by the existence of proven and probable reserves, reasonable assurance that the property can be permitted as an operating mine and evidence that there are no metallurgical or other impediments to the production of saleable metals.

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

Our estimates of mineral prices, recoverable probable reserves, and operating, capital and reclamation costs, when available, are subject to certain risks and uncertainties, which may affect the recoverability of mineral property costs. Although we make our best estimate of these factors, it is possible that changes could occur in the near term, which could adversely affect the future net cash flows to be generated from the properties.

Financial Instruments – The nature of the Company’s operation exposes the Company to fluctuations in commodity prices, foreign currency exchange risk and credit risk. The Company recognizes these risks and manages its operation in a manner such that exposure to these risks is minimized to the extent practical. The Company is not exposed to fluctuations in interest rates because certain of its loans are interest free, as a general requirement under Kazakh law for non-financial institutions.

Basic and Diluted Income (Loss) Per Share — Basic income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of shares outstanding. Diluted income per share is calculated by dividing net income by the weighted-average number of shares and all dilutive potentially issuable shares, except during loss periods when those potentially issuable shares are anti-dilutive.

BEKEM METALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

The following data shows the amounts used in computing basic and diluted weighted-average number of shares outstanding at December 31, 2006 and 2005:

For the years ended December 31,	2006	2005
Basic weighted average common shares outstanding	111,266,970	48,645,053
Dilutive effect of outstanding options/warrants	-	-
Diluted Weighted Average Common Shares Outstanding	111,266,970	48,645,053

Recent Accounting Pronouncements – In July 2006, the FASB issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes, which provides guidance on the accounting for uncertainty in income taxes recognized in financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006, with earlier adoption permitted. The Company is currently evaluating the impact, if any, the adoption of FIN 48 will have on its financial reporting and disclosures.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments -- an amendment of FASB Statements No. 133 and 140. SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. SFAS No. 155 will become effective for the Company’s fiscal year that begins after September 15, 2006. The impact of SFAS No. 155 will depend on the nature and extent of any new derivative instruments entered into after the effective date.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 establishes a common definition of fair value, provides a framework for measuring fair value under generally accepted accounting principles, and expands disclosure requirements about fair value measurements. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. The Company is currently evaluating the impact, if any, the adoption of SFAS No. 157 will have on its financial reporting and disclosures.

In September 2006, the SEC staff published Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 addresses quantifying the financial statement effects of misstatements, specifically, how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. This statement is effective for fiscal years ending after November 15, 2006. The Company does not expect the adoption of SAB 108 to have a material effect on its financial statements.

NOTE 2 – ACQUISITIONS AND DISPOSAL

Purchase of Minority Interest in Bekem Metals, Inc. – On October 24, 2005 the Company issued 17,888,888 shares of common stock to acquire the minority shareholders’ interests of BMI. Acquisition of the minority interests was accounted for under the purchase method. The incremental increase in the assets acquired and liabilities assumed related to the Kaznickel property, and were recorded at their estimated fair values as follows:

BEKEM METALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

Unproved mineral property rights	$132,432
Purchased exploration costs	251,286
Deferred tax liability	(38,718)
Minority Shareholders’ Interests Acquired	$345,000

The value assigned to the intangible purchased exploration costs was written off and charged to operations on the date of the acquisition as exploration costs. Intangible mineral interest rights assets acquired include the mineral property rights, which are capitalized until the production phase begins, subject to impairment considerations.

Acquisition of Kyzyl Kain Mamyt, LLC – On June 1, 2005, Kazakh Metals acquired 100% of the equity interests of Kyzyl Kain Mamyt, LLC (“KKM”) for the cash purchase price of $100,000. The former equity holders of KKM were not related parties. KKM operates in the Aktyubinsk region of northwestern Kazakhstan and has licenses to explore for, and is engaged in the production and sale of nickel and cobalt ore and Mamyt brown coal. KKM has been actively involved in mining cobalt and nickel ore since its inception in 1938. The height of production occurred in the late 1980’s. Limited production has occurred since that time. KKM’s primary assets are its rights to exploit unproven reserves and its infrastructure of buildings, machinery and equipment, including a rail spur.

Kazakh Metals accounted for the acquisition of KKM as a purchase business combination with a purchase price of $100,000. The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values. The Company has estimated a fair value of $40,000,000 for the mineral interests and obtained an independent appraisal of the buildings and equipment of $17,693,795 on the acquisition date, and is in the process of obtaining third-party valuations of the mineral assets; accordingly, the allocation of the purchase price is subject to refinement. Negative goodwill was not recognized in connection with the acquisition of KKM. Instead, the excess of the fair value of the net assets over the purchase price was allocated as a pro rata reduction of the amounts that otherwise would have been assigned to the long-term assets. Notes payable assumed in the acquisition with a stated value of $7,445,197 are due to third parties generally within three years, including $4,432,290 to a bank, and were recorded based upon their fair values on the acquisition date, resulting in a discount to the notes that will be recognized as interest expense through maturity. The operations and cash flows of KKM are included in the Company’s consolidated financial statements since the date of the acquisition.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Current Assets	$ 469,379
Unproved mineral property rights	7,034,321
Asset retirement costs of the mineral rights	86,852
Buildings, constructions machinery and equipment	3,068,786
Total assets acquired	10,659,338
Current liabilities	717,527
Asset retirement obligation	97,223
Notes Payable, net of discount of $917,737	6,541,670
Deferred tax liability	3,202,918
Total liabilites assumed	10,559,338
Net Assets Acquired	$ 100,000

BEKEM METALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

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

Acquisition of EMPS Research, Inc. – On January 28, 2005, EMPS Research, Inc. (“EMPS”) completed a Plan and Agreement of Reorganization with Condesa, wherein EMPS acquired 100% of the outstanding capital stock of Condesa in exchange for the issuance of 35,000,000 common shares of which 21,000,000 were held by the controlling shareholder of KMI and 14,000,000 were issued to minority shareholders in Condesa. EMPS then subsequently changed its name to Bekem Metals, Inc. As a result of that reorganization, the shareholders of Condesa owned 91% of the outstanding common stock of EMPS at that reorganization date. The combined entities were referred to after that reorganization as Bekem.

EMPS had 3,300,000 shares of common stock outstanding prior to that transaction that remained outstanding, were classified as minority interests and were valued at $0. The transaction resulted in a change of control of EMPS. For financial reporting purposes, Condesa was considered the acquirer. The acquisition was recognized as a forward stock split of Condesa’s 30,000 shares of capital stock held by the controlling shareholder of KMI that were outstanding prior to the reorganization into 21,000,000 common shares, or a 700-for-1 stock split. The accompanying financial statements have been restated for the effects of the stock split for all periods presented. Condesa’s assets, liabilities and minority interests were recorded at their historical cost and the effect of the stock split was reflected retroactively since the inception of Condesa. The assets of EMPS were considered to have been acquired by Condesa in exchange for the assumption of EMPS’s net liabilities. The net assets consisted of cash of $2,648 and intangible assets of $1,823 and current liabilities of $15,077. The operations of Condesa are included for all periods presented and the operations of EMPS are included from the acquisition of EMPS.

Purchase of Kaznickel LLP – On September 22, 2004, Brisa acquired an interest in Kaznickel by purchasing 60 percent of the equity interest of the founding partners’ remaining 60 percent interests. As consideration for the purchase, the original partners obtained a commitment from Brisa to facilitate a reverse merger with a U.S. public company, and a commitment to obtain funding to enable Kaznickel to further develop its mineral property rights. The value of the commitment was estimated to be $270,000 based on the percent of Kaznickel obtained for Condesa’s original cash investment of $300,000.

On November 19, 2004, Brisa and the remaining Kaznickel interest holders exchanged their combined 60% interest in Kaznickel for a new 60% interest, equal to 21,000,000 shares of Condesa, thereby making Kaznickel a wholly-owned subsidiary of Condesa. Brisa received 12,600,000 shares of Condesa in the transaction. The remaining 8,400,000 common shares issued in the acquisition were recognized as minority shareholders’ interests. The acquisition of a controlling interest in Kaznickel by Brisa and Condesa was considered the

BEKEM METALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

purchase of Kaznickel with a measurement date of September 22, 2004, the date Brisa and Condesa obtained control from the original Kaznickel partners.

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

At September 22, 2004, the purchase price was allocated to the assets acquired and the liabilities assumed as follows:

Current assets	$ 231,674
Mineral property rights	267,660
Asset retirement costs of the mineral rights	474,936
Property and equipment	21,573
Total assets acquired	995,843
Current liabilities	(25,468)
Asset retirement obligation	(665,919)
Total liabilities assumed	(691,387)
Minority Shareholders’ interests	(121,782)
Net Assets Acquired	$ 182,674

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

Disposal of Condesa - On July 24, 2006, Condesa transferred its interest in Kaznickel to Bekem, making Kaznickel a wholly-owned subsidiary of Bekem. On September 30, 2006 Bekem sold Condesa to a third party for a nominal value. Condesa generated no sales and had no income. The disposals of Condesa had no material effect on the financial position and the income statement of Bekem.

BEKEM METALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE 3 – CASH

Cash consists of the following:

December 31,	2006	2005
Current accounts (USD)	$ 479,947	$ 64,136
Current accounts (Tenge)	38,379	25,230
Bank deposit (USD)	8,065,354	-
Total	$8,583,680	$ 89,366

Bank deposit accounts are located in a Kazakhstani Bank (Center Credit Bank). Bank deposits earn interest from 3% to 8% annually. Restrictions on the use of these facilities vary with a maximum term of 15 months. Cash of $100,000 restricted in its use over 15 months is shown as other non-current assets.

NOTE 4 - PROPERTY, PLANT AND MINERAL INTERESTS

Property, plant and mineral interests consist of the following:

December 31,	2006	2005
Buildings	$ 2,156,326	$ 2,062,865
Machinery and equipment	3,474,858	970,005
Other fixed assets	69,665	53,856
Unproved mineral property rights	8,313,744	7,909,351
	14,014,593	10,996,077
Accumulated depreciation	(144,030)	(57,709)
Net Property and Equipment	$13,870,563	$10,938,368

The increase in property, plant and mineral interests is principally related to the purchase of equipment by the Company in May 2006 from a third party for $2,000,000, which is used in KKM’s pilot plant. The equipment was placed in service and capitalized in October, 2006.

Unproved mineral interests represent the acquisition costs of the mineral interests upon the purchase business combinations with Kaznickel and with KKM. The government of Kazakhstan retains the title to the property upon which the Company’s mineral rights pertain; however, the Company’s mineral interests are considered to be tangible assets.

Gornostai Deposit

Kaznickel acquired its interest in the Contract on Exploration and Development of Gornostai Cobalt and Nickel Deposit (the “Contract”) issued by the Ministry of Energy and Mineral Resources of the Republic of Kazakhstan (“MEMR”) dated February 26, 2004. By virtue of the Contract, Kaznickel acquired the right to exploit the mineral property including the right to explore, develop and produce the cobalt and nickel mineral resources on the Deposit through February 26, 2026. The Company has the right to re-negotiate the contract at

BEKEM METALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

that time for an additional 30 years. The government of Kazakhstan retains the title to the property; however, the Company’s mineral interests are considered to be tangible assets. The Company capitalized the acquisition costs of its mineral interest upon the purchase business combination with Kaznickel. The allocated purchase price included a capitalized amount of an acquired asset retirement obligation. While the property is not in production, the asset retirement cost is depleted over the life of the contract from the date of acquisition.

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

Kempirsai Deposit

Bekem acquired two contracts to explore for and extract minerals in connection with the purchase of KKM. One contract is for the exploration and extraction of nickel and cobalt ore from deposits located in an approximately 575,756 acre site in the northwest area of the Republic of Kazakhstan approximately 130 kilometers northwest of the city of Aktobe, Kazakhstan, near the town of Badamsha, referred to as the “Kempirsai” deposit through October 12, 2011. The other contract is for the exploration and extraction of Mamyt brown coal at a site located within 40 kilometers of the Kempirsai deposit through December 11, 2018. The contracts may be extended upon agreement between KKM and the Geology and Minerals Resources Committee of the Ministry of Energy and Minerals Resources of the Republic of Kazakhstan. The Kempirsai contract requires the Company to pay royalty payments equal to 2.21% of gross ore sales. The Mamyt brown coal contract requires a royalty payment equal to nine tenths of one percent (0.9%) of gross coal sales. Both contracts require the Company to pay an excess profits tax ranging from 4 to 30 percent based upon the reaching of an internal rate of return (as defined in the contracts) ranging from 22 to 30 percent. The allocated purchase price of the mineral interest included a capitalized amount of an acquired asset retirement obligation. The asset retirement cost is depleted over the life of the contract from the date of acquisition.

		Depletion of
	Mineral Property	Asset Retirement	Net Mineral
	Rights	Costs	Property Rights
Net Carrying Value at December 31, 2004	$ 737,942	$ 5,935	$ 732,007
Acquisitions:
Unproved mineral property rights	7,166,753		7,166,753
Asset retirement obligations	86,852	26,338	60,514
Translation adjustments	(82,196)		(82,196)
Net Carrying Value at December 31, 2005	7,909,351	32,273	7,877,078
Acquisitions:
Unproved mineral property rights			-
Asset retirement obligations	72,342	31,371	40,971
Translation adjustments	332,051		332,051
Net Carrying Value at December 31, 2006	$8,313,744	$63,644	$8,250,100

BEKEM METALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE 5 - INCOME TAXES

In accordance with the laws and regulations of the Republic of Kazakhstan income taxes are calculated at the statutory rate of 30 percent. Net operating losses for development companies in the exploration and development may be carried forward for the seven subsequent years from the date the losses are incurred. Therefore, the Company has deferred tax assets due to the savings of income tax in future periods. However, the Company assessed the recoverability of these deferred tax assets and created a provision against them until it has more evidence of its recoverability in the future periods.

Deferred tax assets and liabilities were as follows:

December 31,	2006	2005

Tax loss carryforward	$ 2,532,925	$ 718,392
Property and equipment	(704,645)	(803,003)
Asset retirement obligation	308,263	250,152
Unproved mineral property rights	(2,503,728)	(2,080,040)
Asset retirement cost	(169,521)	(149,837)
Grant compensation expense	23,321	-
Long-term debt and discount	-	(239,949)

Net Deferred Tax Liabilities	$ (513,385)	$(2,304,285)

The following is a reconciliation of the amount of tax that would result from applying the federal rate to pretax income with the provision for income taxes at December 31, 2006 and 2005:

For the Years Ended December 31,	2006	2005

Tax at US Federal statutory rate (34%)	$(1,966,261)	$(627,420)
Change in valuation allowance	-	(107,721)
Effect of higher effective tax rates	-	(153,004)

Deferred Tax Benefit	$(1,966,261)	$(888,145)

NOTE 6 - RELATED PARTY TRANSACTIONS

On December 2, 2004, the Company borrowed $92,308 from CJSC Kazmorgeophysica, a Kazakh company related by virtue of several common shareholders. The short-term loan is denominated in Kazakh Tenge, interest free and was due on its original terms by December 31, 2004. During March 2005, the Company borrowed an additional $99,798 from CJSC Kazmorgeophysica, as a Kazakh Tenge denominated, interest-free, due on demand note. In addition, during 2005 the Company received advances in the amount of $26,866 from certain owners, which are short-term in nature and payable upon demand. The note was paid off in 2005.

During 2005 and 2006, the Company borrowed $3,998,874 from KMI per an agreement dated August 8, 2005, between KMI and KKM, for the purpose of assisting KKM in funding its work requirements, including generation of geological data, under its mineral extraction contract. The former owners of Kazakh Metals, Inc. were funding this agreement.

Also, during 2005 and 2006 the Company borrowed $329,000 from shareholders to fund the U.S. administrative operations. The notes were due on demand and accrued interest at 3 percent. The notes were paid off in 2006.

BEKEM METALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE 7 – LONG-TERM NOTES PAYABLE, NET OF DISCOUNT

Long-term notes payable, net of discount, consists of the following:

December 31,	2006	2005
Note payable to a company bearing interest at 0%;
imputed interest of 22%; denominated in U.S.
dollars; due April 2009; unsecured;	$ -	$ 497,818
Note payable to a company bearing interest at 3%;
imputed interest of 22%; denominated in U.S.
dollars; due April 2010; unsecured;	-	550,000
Note payable to a company bearing interest at
0%; imputed interest of 22%; denominated in
U.S. dollars; due August 2008; unsecured;	-	485,951
Note payable to a company bearing interest at
LIBOR plus 2% (6.39% at December 31,
2005); imputed interest of 22%; denominated
in U.S. dollars; due March 2010; unsecured;	-	60,000
Notes payable to companies bearing interest at
0%; imputed interest of 22%; due on demand;
unsecured;	-	3,018,032
Note payable to a company bearing interest at
14%; due on demand; unsecured;	-	29,709
Note payable to a company bearing interest at 16%;
due on demand; unsecured;	-	52,286
Note payable to a company bearing interest at
5%; due on demand; unsecured;	-	560,203
Total Long-term Debt	-	5,253,999
Less: Current Portion	-	(3,660,230)
Less: Debt discount	-	(796,591)
Long-term Debt - Net of Current Portion	$ -	$ 797,178

During 2006, the Company repaid its notes payable in the amount of $7,870,993, which includes additional borrowings made during 2006, and interest of $416,394.

BEKEM METALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE 8 – LONG-TERM NOTES PAYABLE – RELATED PARTIES

Long-term notes payable to related parties consists of the following:

December 31,	2006	2005
Notes payable to related companies bearing interest
at 6.29%; due August 2008; unsecured;	$ -	$1,710,012
Note payable to related company bearing interest
at 6.29%; due August 2010; unsecured;	-	2,288,000
Notes payable to related companies bearing interest
at 6.29%; due May 2008; unsecured;	-	77,000
Total Long-term Debt	-	4,075,012
Less: Current Portion	-	-
Long-term Debt - Net of Current Portion	$ -	$4,075,012

During 2005 and 2006, the Company borrowed $3,998,874 from KMI per an agreement dated August 8, 2005, between KMI and KKM, for the purpose of assisting KKM in funding its work requirements, including generation of geological data, under its mineral extraction contract. The former owners of Kazakh Metals, Inc. were funding this agreement.

Funds borrowed from shareholders and former owners of KMI bear interest at the rate of 3% per annum, as amended in October 2006. During 2006, the Company repaid all related party debts amounting to $4,326,912 and interest of $112,702.

NOTE 9 - ASSET RETIREMENT OBLIGATION

Upon the purchase of Kaznickel on September 22, 2004 and KKM on June 1, 2005, the Company recorded the effects of asset retirement obligations in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations,” and related interpretations, which requires entities to record the fair value of a liability for an asset retirement obligation when it is incurred. The Company is required under the contracts with the Geology and Minerals Resources Committee of the Ministry of Energy and Minerals Resources (MEMR) of the Republic of Kazakhstan, to remediate the properties from the effects of the open pit mining processes. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal use of the asset. The Company’s asset retirement obligations relate primarily to the obligation to fill mining pits and restore surface conditions at the conclusion of the term of the Contracts.

SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made. When the liability is initially recorded, the related cost is capitalized by increasing the carrying amount of the related mineral interest rights. Over time, the liability is accreted upward for the change in its present value each period until the obligation is settled. The initial capitalized cost is amortized as a component of mineral rights interests as described in Note 4.

BEKEM METALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

The reconciliation of the asset retirement obligation is as follows:

December 31,	2006	2005
Balance at beginning of year	$833,840	$675,460
Liabilities incurred	44,650	97,748
Accretion expense during the year	72,865	60,632
Asset Retirement Obligation	$951,355	$833,840

NOTE 10 – SHAREHOLDERS’ EQUITY

Shares issued for cash - On August 8, 2005 the Company issued 61,200,000 shares of common stock for cash proceeds of $100,000, or $0.02 per share.

On July 14, 2006, the Company closed a private placement of 8,000,000 units at $3.50 per unit, each unit consisting of three shares of restricted common stock and one warrant to purchase one share of common stock for two dollars. The private placement resulted in the issuance of 24,000,000 restricted common shares and warrants to purchase 8,000,000 common shares to two non-U.S. investors for $28,000,000. These issuances did not result in a change in control of the Company.

From the total proceeds, the Company paid the placement agent, Aton Securities, Inc., a cash fee totaling 5% of the total proceeds raised, or $1,400,000. The Company also issued to the placement agent a warrant to purchase up to 2,400,000 shares of restricted common stock. The exercise price of this warrant is $1.17 per share. The warrant is immediately exercisable and will expire eighteen months from the date granted.

Also, the Company incurred legal and consulting expenses of $153,487.

The following summarizes warrant activity for the year ended December 31, 2006:

		Weighted-
		Average
	Warrants	Exercise Price
Outstanding at beginning of year	$ -	$ -
Issued	10,400,000	1.81
Expired	-	-
Exercised	-	-
Outstanding at End of Year	$10,400,000	$ 1.81

BEKEM METALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

The following table summarizes information about warrants outstanding at December 31, 2006:

		Weighted
		Average	Weighted
		Remaining	Average
Range of	Number	Contractual	Exercise
Exercise Price	Outstanding	Life (Years)	Price
$1.17	2,400,000	1.01	$1.17
$2.00	8,000,000	1.51	$2.00

Shares issued for acquisition of the minority interests - On August 23, 2005, and prior to its combination with the Company, BMI issued 588,888 shares of common stock in exchange for the cancellation of 2,000,000 options to purchase common stock at $0.10 per share. BMI treated the cancellation, for accounting purposes, as a modification of 588,888 of the options to options with an exercise price of zero, and the cancellation of the remaining options. The modification resulted in a charge to operations of $19,426, the difference between the fair value of the options before and after the modification. The issued shares were included in the 17,888,888 shares considered issued for the acquisition of the minority shareholders’ interests in BMI on October 24, 2005.

Stock grants - On October 20, 2006, under the Company’s 2003 Stock Option Plan and pursuant to the board of directors desire to attract and retain experienced and educated executives, the board agreed to award to certain executives and key employees of the Company restricted stock grants (1,083,123 shares). The vesting of the shares is contingent upon meeting various company-wide performance goals, including timely filing of reports with the Securities and Exchange Commission, meeting the yearly deadlines for the pilot plant construction, operations as dictated by the board of directors, timely performing of the drilling work program requirements as dictated by the Republic of Kazakhstan’s Ministry of Energy and Mineral Resources, and start of commercial operations. If these goals are not met, the Company will not recognize compensation expense and will reverse any previously recognized compensation expenses. The fair value of the restricted stock grants was valued at $1.95 per share, which represented the closing market price of the Company’s stock on October 20, 2006, or $2,112,090.

As of December 31, 2006, there was $2,034,355 of total unrecognized compensation cost. The cost is expected to be recognized over a period of 3 years. No shares were vested as of December 31, 2006. The Company recognized $77,735 of compensation expense for the year ended December 31, 2006.

BEKEM METALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE 11 – SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental Disclosure of Cash Flow Information:	December 31,
	2006	2005
Cash paid for interest	$ 529,096	$ 149,256
Cash paid for income taxes	-	-

Non-cash Investing and Financing Activities:	December 31,
	2006	2005
Fair value of the assets acquired	$ -	$ 3,640,160
Fair value of intangible mineral interest rights	-	7,198,372
Cash paid for equity interests	-	(100,419)
Liabilities assumed	-	(10,656,105)
Fair value of shares issued for acquisitions	-	(333,294)
Share-based compensation arrangements	2,112,090	-

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Concentration of Risk Relating to Foreign Mining Operations – All of the Company’s properties are located within the Republic of Kazakhstan in Central Asia. In addition to general industry risks of nickel and cobalt price fluctuations, and potential lack of economic viability of the claims, the Company has a concentration of risk related to its foreign properties and interests which are subject to political uncertainty, changes in government, unilateral renegotiation of licenses, claims or contracts, nationalization, or other uncertainties. In addition, the validity of mining claims which constitute the Company’s property holdings in Kazakhstan, may, in certain cases, be uncertain and are subject to being contested.

Kazakhstan Business Environment – Kazakhstan, as an emerging market, has a legal and regulatory infrastructure that is not as mature and stable as those usually existing in more developed free market economies. As a result, operations carried out in Kazakhstan can involve risks and uncertainties that are not typically associated with those in developed markets. The instability associated with the ongoing transformation process to a market economy can lead to changes in the business conditions in which the Company currently operates. Changes in the political, legal, tax or regulatory environment could adversely impact the Company’s operations.

Tax Matters – The local and national tax environment in the Republic of Kazakhstan is subject to change and inconsistent application, interpretation and enforcement. Non-compliance with Kazakhstan laws and regulations, as interpreted by the Kazakh authorities, can lead to the imposition of fines, penalties and interest.

Environmental Matters – Extensive national, regional and local environmental laws and regulations in Kazakhstan affect the Company’s operations. These laws and regulations set various standards regulating certain aspects of health and environmental quality provide for user fees, penalties and other liabilities for the violation of these standards and establish, in some circumstances, obligations to remediate current and former facilities and off-site locations. The Company believes it is currently in compliance with all existing Republic of Kazakhstan environmental laws and regulations. However, as new environmental laws and legislation are enacted and the old laws are repealed, interpretation, application and enforcement of the laws may become inconsistent. Compliance in the future could require significant expenditures, which may adversely affect the Company’s operations.

BEKEM METALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

Due to the Government of the Republic of Kazakhstan – In connection with the Company’s acquisition of the exploration contract covering the Gornostai deposit, it is required to repay the Republic of Kazakhstan for historical costs incurred in undertaking geological and geophysical studies and infrastructure improvements. The repayment terms of this obligation will not be determined until the Company applies for and is granted a contract by the Republic of Kazakhstan to engage in commercial production. That amount is expected to be $731,221 and has not been recorded as a liability. Under the current contract, once the Company determines the property contains commercially producible reserves, and desires to commence commercial production, it must apply for such right prior to the expiration of its exploration and development rights in February 2026. The Company anticipates it will apply for a commercial production contract within the next 1-3 years. Of course, there is no guarantee when or if the Company will discover commercially producible reserves within the Gornostai deposit. Should the Company decide not to pursue a commercial production contract, then it can relinquish the Gornostai deposit to the Republic of Kazakhstan in satisfaction of this obligation.

The Company is required, under its licenses, to submit a proposed annual work program to the MEMR for approval. Failure to meet the minimum work program requirements could cause the Company to lose its licenses.

Operating leases – Bekem leases approximately 400 square feet of office space located at 324 South 400 West, Suite 225, Salt Lake City, Utah 84101 for its administrative and registered office in the United States. The Company pays annual rents of approximately $7,800 for this space pursuant to a lease agreement that expires December 31, 2007 with an option to extend the lease for an additional year.

The Company also maintains a representative office in Almaty, Kazakhstan, where it leases approximately 1,575 square feet of office space. The lease agreement expires on December 31, 2007. The monthly lease payment is $5,250. Under the terms of the lease agreement, the owner of the space could terminate the lease at any time and require the Company to vacate the premises.

Kaznickel LLP rents an office (approximately 1,840 square feet) in Semei, Kazakhstan, for approximately $4,000 per month. Semei is the closest city to the Gornostai deposit. This lease agreement expires in May 2007. Kaznickel also rents approximately 4,450 square feet of warehouse space in Semei for $4,000 per month. Kaznickel uses this space to store test ore. Also, Kaznickel LLP rents an office (approximately 350 square feet) in Astana, Kazakhstan, for approximately $1,600 per month. This space is leased on a year-to-year basis. If at any time the owner of this space decides they need or want the space for other purposes, Kaznickel has no right to continue to occupy the space and could be forced to move.

KKM rents approximately 1,260 square feet of office space in Aktobe, Kazakhstan. KKM pays approximately $4,000 per month for this space under a one-year lease agreement. This space is leased on a year-to-year basis.

Rent expense for the years ended March 31, 2006 and 2005 was $194,854 and $103,160, respectively. All leases are due within the next year.