Form 10QSB
period 2007-03-31
BEKEM METALS INC
filed 2007-05-09
CIK 1223550

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ________ to _________

Commission File Number 0-50218

BEKEM METALS, INC.

(Exact name of registrant as specified in its charter)

Utah	87-0669131
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

170 Tchaikovsky Street, 4th Floor
Almaty, Kazkahstan	050000
(Address of principal executive offices)	(Zip Code)

+7 (3272) 582-386

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for any shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, or non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act: (Check one):

Large accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes ☐ No ☒

As of May 3, 2007, the registrant had 125,172,011 shares of common stock, par value $0.001, issued and outstanding.

BEKEM METALS, INC.

FORM 10-Q

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BEKEM METALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2007	2006

ASSETS

Current Assets
Cash	$6,398,169	$8,583,680
Trade accounts receivable	6,280	2,776
VAT recoverable	205,899	186,915
Inventories	396,794	377,018
Prepaid expenses and other current assets	332,916	139,293
Deferred compensation	353,119	450,267
Total Current Assets	7,693,177	9,739,949

Property, plant and mineral interests (net of accumulated
depreciation of $172,173 and $144,030 )	14,419,407	13,870,563
Non-current deferred compensation	1,584,067	1,584,088
Other assets	165,086	169,130

Total Assets	$23,861,737	$25,363,730

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$615,752	$530,665
Accrued expenses	316,252	274,739
Due to related party	297	9,644
Total Current Liabilities	932,301	815,048

Deferred tax liabilities	29,460	513,385
Asset retirement obligation	995,704	951,355
Total Liabilities	1,957,465	2,279,788

Commitments and Contingencies	-	-

Shareholders’ Equity
Preferred stock; $0.001 par value, 20,000,000 shares
authorized, no shares outstanding	-	-
Common stock; $0.001 par value, 150,000,000 shares authorized,
and 125,172,011 and 124,088,888 shares issued and outstanding	125,172	125,172
Additional paid-in capital	29,025,272	29,025,272
Accumulated deficit	(7,197,141)	(6,036,286)
Accumulated other comprehensive loss	(49,031)	(30,216)
Total Shareholders’ Equity	21,904,272	23,083,942

Total Liabilities and Shareholders’ Equity	$23,861,737	$25,363,730

BEKEM METALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

For the Three Months Ended March 31,	2007	2006

Revenue	$—	$64,642

Operating Expenses
Cost of product sold	—	29,410
General and administrative expenses	1,255,862	357,538
Research and development costs	—	293,009
Exploratory costs	834,196	60,929
Accretion expense on asset retirement obligations	19,911	17,544
Depreciation expense	26,666	18,158

Total Operating Expenses	2,136,635	776,588

Loss From Operations	(2,136,635)	(711,946)

Other Income (Expense)
Interest expense	(1,018)	(64,898)
Stock grant compensation expense	(97,169)	—
Translation adjustment	(83,724)	(43,462)
Exchange gain	480,132	240,055
Other income (expense)	193,634	(35,947)

Net Other Income (Expense)	491,855	95,748

Net Loss Before Taxes	(1,644,780)	(616,198)
Deferred tax benefit	483,925	—

Net Loss	$(1,160,855)	$(616,198)

Basic Loss per Common Share	$(0.01)	$(0.01)
Weighted-Average Shares used in
Basic Loss per Common Share	111,266,970	10,088,888

BEKEM METALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

For the Three Months Ended March 31,	2007	2006
Cash Flows from Operating Activities
Net loss	$(1,160,855)	$(616,198)
Adjustments to reconcile net loss to
net cash provided by operating activities:
Depreciation and amortization	26,666	18,158
Accretion expense on asset retirement obligations	19,911	17,544
Loss on disposal of property and equipment	(2,673)	—
Interest expense from debt discount	—	46,734
Deferred tax benefit	(483,925)	—
Foreign currency exchange gain and translation
adjustment	124,400	289,765
Stock grant compensation expense	97,169	—
Change in operating assets and liabilities:
Trade accounts receivable	(3,954)	(1,390)
Inventories	(10,050)	(29,427)
VAT recoverable	(14,100)	—
Prepaid expenses and other current assets	(153,946)	(40,379)
Accounts payable	79,598	11,994
Accrued expenses	(552,895)	—
Net Cash From Operating Activities	(2,034,654)	(303,199)

Cash Flows from Investing Activities
Purchase of property and equipment	(221,699)	(469,142)
Purchase of intangible assets	(5,808)	—
Change in related party receivables/payables	(8,783)	(12,340)
Net Cash From Investing Activities	(236,290)	(481,482)

Cash Flows from Financing Activities
Proceeds from notes payable	—	1,084,914
Payments on notes payable	—	(353,213)
Proceeds from notes payable related parties	—	100,000
Net Cash From Financing Activities	—	831,701

Effect of Exchange Rate Changes on Cash	85,433	(1,995)

Net Increase (Decrease) in Cash	(2,185,511)	45,025
Cash at Beginning of Period	8,583,680	89,366
Cash at End of Period	$6,398,169	$134,391

Supplemental Disclosure of Cash Flow Information:

Cash paid for interest	$1,018	$—
Cash paid for income taxes	66,193	11,029

BEKEM METALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007 (UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND NATURE OF BUSINESS

Interim Financial Information — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they are condensed and do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. The accompanying financial statements should be read in conjunction with the Bekem Metals, Inc. most recent audited financial statements included in the Company’s annual report on Form 10-KSB filed for the year ended December 31, 2006. Operating results for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

Basis of Presentation

On October 24, 2005, Bekem Metals, Inc. (hereinafter referred to as “us,” “we,” the “Company”, “BMI” or “Bekem”) entered into an Acquisition Agreement with Kazakh Metals, Inc., a British Virgin Islands international business company (“KMI”), under which BMI acquired 100% of the outstanding common shares of KMI in exchange for the issuance of 61,200,000 common shares.

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

BEKEM METALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007 (UNAUDITED)

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

Nature of Business

The Company is engaged in the acquisition, exploration and production of mineral resource properties. Kaznickel owns the right to the Gornostayevskoye (“Gornostai”) nickel and cobalt deposit located in the East Kazakhstan Oblast in northeast Kazakhstan. The subsoil use contract and license is for exploration and production of cobalt and nickel ores and is valid through February 26, 2026. KKM holds exploration and production subsoil use contracts and licenses from the government of Kazakhstan to a 575,756 acre parcel, located approximately 130 kilometers northeast of Aktobe, Kazakhstan. This deposit is referred to as the Kempirsai deposit. The subsoil use contracts and licenses grant KKM the right to explore for and produce nickel and cobalt from deposits located within the territory through October 12, 2011, which may be extended upon agreement between KKM and the Ministry of Energy and Minerals Resources (MEMR) of the Republic of Kazakhstan. KKM also holds a subsoil use contract and a license to explore for and produce Mamyt brown coal from a deposit located within 40 kilometers of its cobalt and nickel deposit. This subsoil use contract and license expires on December 11, 2018 with further possible extensions.

Business Condition – The Company has no proven mineral reserves that conform to U.S. accounting standards and has had only limited ore and Mamyt brown coal production from its Kempirsai deposit since its acquisition on May 31, 2005. The Gornostai deposit has not yet entered the development stage with respect to its mineral interests and has no production. There has been only limited revenue from the Kempirsai operations, and the Company has incurred a net loss of ($1,160,855) and ($616,198) for the three months ended March 31, 2007 and 2006, respectively. Current assets exceeded current liabilities by $6,760,876 at March 31, 2007, compared to $8,924,901 at March 31, 2006. Management expects that the Company will need significant additional capital to fund construction of a processing plant in 2007-2008. The Company anticipates it will need to raise additional capital through the sale of its equity securities or debt securities. Certain shareholders of the Company have indicated a willingness to provide the Company a line of credit. The Company has no formal agreement with said shareholders to provide this line of credit and the shareholders are under no obligation to enter into any agreement or make available any funds to the Company.

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

BEKEM METALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007 (UNAUDITED)

NOTE 2 - CASH

Cash consists of the following:

	March 31,	December 31,
	2007	2006
Current accounts (USD)	$ 635,477	$ 479,947
Current accounts (Tenge)	95,716	38,379
Bank deposit (USD)	1,132,992	8,065,354
Bank deposit (Tenge)	4,533,984	—
Total	$ 6,398,169	$ 8,583,680

Bank deposit accounts are located in a Kazakhstani Bank (Center Credit Bank). Bank deposits earn interest from 3% to 8% annually. Restrictions on the use of these facilities vary with a maximum term of 15 months. Cash of $100,000 restricted in its use over 15 months is shown as other non-current assets.

NOTE 3 - PROPERTY, PLANT AND MINERAL INTERESTS

Property, plant and mineral interests consist of the following:

	March 31,	December 31,
	2007	2006
Buildings	$2,211,348	$2,156,326
Machinery and equipment	3,783,914	3,474,858
Other fixed assets	70,434	69,665
Unproved mineral interests - net	8,525,884	8,313,744
	14,591,580	14,014,593
Accumulated depreciation	(172,173)	(144,030)
Net Property and Equipment	$14,419,407	$13,870,563

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

BEKEM METALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007 (UNAUDITED)

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

Kempirsai Deposit

Bekem acquired two contracts to explore for and extract minerals in connection with the purchase of KKM. One contract is for the exploration and extraction of nickel and cobalt ore from deposits located in an approximately 575,756 acre site in the northeast area of the Republic of Kazakhstan approximately 130 kilometers northwest of the city of Aktobe, Kazakhstan, near the town of Badamsha, referred to as the “Kempirsai” deposit through October 12, 2011. The other contract is for the exploration and extraction of Mamyt brown coal at a site located within 40 kilometers of the Kempirsai deposit through December 11, 2018. The contracts may be extended upon agreement between KKM and the Geology and Minerals Resources Committee of the Ministry of Energy and Minerals Resources of the Republic of Kazakhstan. The Kempirsai contract requires the Company to pay royalty payments equal to 2.21% of gross ore sales. The Mamyt brown coal contract requires a royalty payment equal to nine tenths of one percent (0.9%) of gross coal sales. Both contracts require the Company to pay an excess profits tax ranging from 4 to 30 percent based upon the reaching of an internal rate of return (as defined in the contracts) ranging from 22 to 30 percent. The allocated purchase price of the mineral interest included a capitalized amount of an acquired asset retirement obligation. The asset retirement cost is depleted over the life of the contract from the date of acquisition.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

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

BEKEM METALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007 (UNAUDITED)

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

The Company is required, under its subsoil use contracts and licenses, to submit a proposed annual work program to the MEMR for approval. Failure to meet the minimum work program requirements could cause the Company to lose its subsoil use contracts and licenses.

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

The Company also maintains a representative office in Almaty, Kazakhstan, where it leases approximately 1,575 square feet of office space. The lease agreement expires on December 31, 2007. In April 2007, our monthly lease payment increased from $5,250 to $7,000. Under the terms of the lease agreement, the owner of the space could terminate the lease at any time and require the Company to vacate the premises.

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

In April 2007, KKM increased the size of its offices in Aktobe, Kazakhstan from 1,260 square feet to 1,900 square feet. As a result, KKM’s monthly lease payment increased from $4,000 per month to $5,400 per month. This space is leased on a year-to-year basis.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

For a complete understanding, this Management’s Discussion and Analysis should be read in conjunction with the Financial Statements and Notes to the Financial Statements contained in this Form 10-Q and our Form 10-KSB for the year ended December 31, 2006.

Forward Looking Information and Cautionary Statement

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

Overview

We are engaged in the exploration and mining of nickel, cobalt and brown coal in the Republic of Kazakhstan. We carry out our operations through two wholly-owned subsidiaries, Kaznickel LLP (“Kaznickel”) and Kyzyl Kain Mamyt LLP (“KKM”).

The primary asset of Kaznickel is a subsoil use contract issued by the government of the Republic of Kazakhstan. This contract grants Kaznickel the exclusive right to explore for and engage in test production of nickel, cobalt and other minerals in a 12,232 acre area in northeastern Kazakhstan referred to herein as the Gornostayevskoye (“Gornostai”) deposit.

KKM holds a subsoil use contract for a 575,756 acre territory in northwestern Kazakhstan referred to herein as the Kempirsai deposit. The contract grants KKM the right to extract and process nickel and cobalt ore from the Kempirsai deposit, which is comprised of the Kara-Obinskoe and Novo-Shandashinskoe deposits. KKM also holds a subsoil use contract to produce brown coal from the Mamyt coal deposit, which is located within 40 kilometers of the Kempirsai deposit.

The following table provides additional information regarding our subsoil use contracts:

Territory Name	Size of Territory	Primary Minerals	License Type	License or Contract #	License and Subsoil Use Contract Term

Gornostai	12,232 acres	Nickel and cobalt ore	Exploration and Production	1349	Exploration period expires Feb. 26, 2008 unless extended. Production period expires Feb. 26, 2026 unless extended.

Kempirsai	575,756 acres	Nickel and cobalt ore	Production	MG #420 MG #426	Expire Oct, 12, 2011 unless extended.

Mamyt	116 acres	Brown coal	Production	MG #9-D	Expires Dec, 11 2018 unless extended.

We are currently at the exploration stage on the Gornostai deposit. To retain our subsoil use contract during exploration stage we are required to satisfy a minimum work program that is approved by the Geology Committee of the Republic of Kazakhstan Ministry of Energy and Mineral Resources (“MEMR”). We are currently in the third year of a three-year work program. Under this program, we are required to engage in an exploratory drilling program designed to identify and evaluate the mineral resources contained within the contract territory. In 2007, we are required to drill test holes totaling at least 12,961 meters. We plan to drill approximately 600 test holes totaling 15,000 meters during 2007. As of the quarter end, we have drilled a total of 9,110 meters (355 holes). We anticipate we will complete our minimum work program before year end.

The objective of our current drilling program is to complete a detailed study of the structural characteristics of what we believe to be the two largest ore bodies in the Gornostai deposit, as well as certain other ore bodies where high grade nickel deposits have been located. The drilling is being conducted on a 50 x 50-100 meter grid, which will make it possible to convert indicated and inferred resources to proved and probable reserves as development of the property progresses.

When we complete exploration of the Gornostai deposit, assuming we make commercial discoveries, we will apply to the MEMR to move to commercial production.

As noted above, our subsoil use contract for the Kempirsai nickel and cobalt deposit and Mamyt brown coal deposit grant us commercial production rights. The Kempirsai deposit was discovered in 1938 and at its peak in the late 1980’s produced almost five million tons of ore annually. Since the mid-1990’s, however, mining activity at the deposit has been insignificant.

We also have minimum work program requirements under our subsoil use contracts for the Kempirsai and Mamyt brown coal deposits. Our current work program calls for us to extract the following amounts of ore and brown coal:

	Tons of Ore	Tons of Brown Coal
2007	175,000	60,000
2008	350,000	200,000
2009	1,000,000	200,000
2010	1,000,000	200,000
2011	1,000,000	200,000
2012		200,000
2013		200,000
2014		200,000
2015		200,000
2016		200,000
2017		200,000
2018		200,000

Should we fail to complete the minimum work program imposed by any of our subsoil use contracts in a given year, the MEMR could review the work program, request an update and amendment to the work program, impose fines and penalties upon us or even revoke our subsoil use contracts and licenses.

We currently have no processing facilities at either the Gornostai or Kempirsai deposits to process the ores we will mine. We are currently investigating the viability of constructing a pyrometallurigcal processing plant at our Kempirsai deposit. We are also in the process of testing and developing a proprietary hydrochlorination processing technology. If we determine that construction of a pyrometallurgical processing plant to produce ferronickel is our best option for realizing cash flow from the Kempirsai deposit, and we are able to obtain the necessary funding to finance construction, we would not expect a first phase of the plant, with capacity to process up to 500,000 tons of ore annually, to be completed and operational prior to the first quarter 2009. If our hydrochlorination process proves to be economically viable for commercial production of nickel and cobalt, we would not expect to have the first phase of a commercial hydrochlorination plant completed prior to 2010. We anticipate the cost to construct the first phase of a processing facility will be $100-$150 million dollars. Because we do not currently generate cash flow and we do not anticipate generating significant cash flow until we have an operating processing facility producing ore that we can sell, we will be completely dependent on investor’s funds, if any, to support our operations until such time as we are able to generate sufficient revenues to cover our operating expenses.

Results of Operations

Since inception we have generated limited revenue from operations. We have spent millions of dollars to date and anticipate that we will spend significant additional capital before we begin to realize significant revenue from operations.

In July 2006 we raised $28,000,000 through a private placement of our equity securities. After deducting fees and costs, we netted approximately $26,600,000. As of March 31, 2007, we had spent approximately $20,300,000 of those funds. Approximately $12,200,000 was used to repay loans, $1,900,000 was used to meet our minimum working program obligations, approximately $2,200,000 was spent developing our hydrochlorination technology and $4,000,000 was used as working capital. At March 31, 2007, we had cash on hand of $6,398,169. The funds raised in July 2006 represent only a small portion of the funds we will need to reach commercial production. We anticipate the need to seek significant additional funding by the end of fiscal 2007. There is no assurance that we will be able to obtain additional funding in the future on favorable terms, or at all. At this time, we have no commitments from any parties to provide us additional funding.

Three months ended March 31, 2007 compared to the three months ended March 31, 2006

Revenue

During the first quarter 2006 we realized $64,642 in revenue from coal sales. By comparison, during the first quarter 2007 we engaged in no coal sales and realized no revenue. We do not anticipate realizing significant revenue during 2007.

Cost of Products Sold

Because we did not produce or sell anything during the first quarter 2007 we incurred no cost of product sold. By comparison during the first quarter 2006 we realized $29,410 in cost of product sold. As we do not expect to engage in significant production during 2007, we do not expect to incur significant cost of products sold.

General and Administrative Expenses

Our general and administrative expenses during the three months ended March 31, 2007 increased to $1,255,862 from $357,538 during the first quarter 2006. This increase in general and administrative expenses in the first quarter 2007 is mainly attributable to a $542,799 increase salary and related taxes as a result of an increase in the number of personnel we employ and salary increases for existing employees, as KKM hired a number of personnel to carry out development and testing of the pilot plant, additional geologists, metallurgists and ecology supervisors. We also hired additional in-house accounting, finance, legal and information technology personnel. We do not expect to hire a significant number of additional employees until such time as operations or funding so justify. Therefore, we do not expect to experience significant increases in salaries and related taxes during the remainder of the 2007 fiscal year. Another contributing factor to the increase in general and administrative expenses was a $300,000 increase in professional fees, primarily attributable to increased legal and accounting fees and costs associated with a resource estimation prepared by a third party consulting firm. We believe this increase in professional fees was more a matter of timing and the one-time cost of the resource estimation than a trend and we expect professional fees to return to more traditional levels in upcoming quarters.

Research and Development Costs

We engaged in no research and development in connection with the development and testing of our hydrochlorination processing technology during the first quarter 2007. During the first quarter 2006 we spent $293,009 in research and development costs, primarily in connection with the development of our pilot plant. During the 2007 fiscal year we have budgeted $200,000 for testing of our pilot plant.

Exploratory Costs

As a result of our aggressive exploratory drilling program for 2007, we incurred $834,196 in exploratory costs during the three months ended March 31, 2007 compared to $60,929 during the three months ended March 31, 2006. We budgeted $1,765,000 for drilling and core sampling expenses during 2007. We have spent almost half of that amount to complete approximately 60% of our planned drilling program for the year. We expect that exploratory costs will continue to be significantly higher during the balance of 2007 fiscal year and we continue to pursue our planned drilling and core sampling program.

Accretion Expense

Accretion expense increased $2,367 during the three months ended March 31, 2007. Because we do not expect to engage in significant mining and production activities during 2007, we believe accretion expense will continue at rates consistent with those realized during the quarter ended March 31, 2007 through the balance of the current fiscal year.

Depreciation Expenses

During the first quarter 2007 depreciation expenses increased to $26,666 from $18,158 during the first quarter 2006. This increase resulted primarily from equipment acquisitions made during the past year. We believe depreciation expense will continue at rates consistent with those realized during the quarter ended March 31, 2007 through the balance of the current fiscal year.

Total Operating Expenses

As a result of the 253% increase in general and administrative expense and the 1,270% increase in exploratory costs, which were only partially offset by a decrease in research and development costs, combined with the fact we had capital available to us from our private placement, our total operating expenses increased from $776,588 during the three months ended March 31, 2006 to $2,136,635 during three months ended March 31, 2007. We expect total operating expenses during the balance of 2007 will remain significantly higher as compared to 2006.

Loss from Operations

During the three months ended March 31, 2007 we experienced a loss from operations of $2,136,635 compared to a loss of $711,946 during the three months ended March 31, 2006. This increase in loss from operations during the first quarter 2007 is the result of the increase total operating expenses and the reduction in revenue during 2007 as compared to 2006. We expect we will continue to generate losses from operations until such time as we begin significant ore production.

Net Loss

For the foregoing reasons, during the three months ended March 31, 2007 we experienced a net loss of $1,160,855 compared to a net loss of $616,198 during the three months ended March 31, 2006. We anticipate we will continue to experience increasing net losses until we are able to engage in significant nickel and cobalt ore extraction, processing and sales. We do not expect to be engaged in significant ore extraction and processing prior to the 2009 fiscal year.

Liquidity and Capital Resources

Our capital resources have consisted primarily of funds we have borrowed from related and non-related parties and the sale of our equity securities and funds we raised through a private placement of our equity securities in July 2006. These funds, however, represent only a portion of the funds we will need to complete exploration and development and move to commercial production. As of March 31, 2007, we have $6,398,169 of the approximately $26,600,000 in net proceeds we realized from the private placement. We have used the money raised in the private offering to reduce debt, acquire equipment, continue exploration and fund operations. We anticipate the need for substantial additional capital resources, which will likewise consist primarily of funds raised in financing activities and debt, by the end of fiscal 2007.

During the three months ended March 31, 2007 and March 31, 2006, cash was primarily used to fund operations and repay notes payable. See below for additional discussion and analysis of cash flow.

For the Three Months Ended March 31	2007	2006

Net cash used in operating activities	$(2,034,654)	$(303,199)
Net cash provided by (used in) investing activities	(236,290)	(481,482)
Net cash provided by financing activities	—	831,701
Effect of exchange rate changes on cash	85,433	(1,995)
NET (DECREASE) INCREASE IN CASH	$(2,185,511)	$ 45,025

During the three months ended March 31, 2007 net cash used in operating activities was $2,034,654 compared to net cash used in operating activities of $303,199 during the three months ended March 31, 2006. This increase in net cash used in operating activities is primarily attributable to increases in salary and related taxes, exploratory costs and professional fees.

During the three months ended March 31, 2007 net cash used in investing activities was $236,290. By comparison, during the three months ended March 31, 2006 we used net cash in investing activities of $481,482. We used more cash in investing activity in 2006 primarily resulting from the purchase of equipment for KKM’s pilot plant.

During the three months ended March 31, 2007 no cash was generated in financing activities compared to net cash provided by financing activities of $831,701 during the three months ended March 31, 2006. This decrease in net cash used in financing activities is explained by availability of capital from our private placement.

Plan of Operations

As of March 31, 2007 we had cash on hand of $6,398,169. As discussed above, we have budgeted to spend all of these funds in operations and development activities during the remaining nine months of 2007. Following is a brief description of how we anticipate allocating our cash on hand during the next nine months.

Drilling and core analysis

We will allocate approximately $900,000 to drilling and exploration. This includes drilling of approximately 6,000 meters of the South section of the Gornostai deposit. Estimated drilling costs include both direct and indirect drilling costs, including geologist fees and costs for site supervisors, geological data processors, core sample takers, topographers, site procurement specialists, etc.

Reserve Report

During the second quarter Wardell Armstrong, a qualified independent engineering firm, completed a resource estimation of our Kempirsai nickel and cobalt deposit. The resource modeling was based on previous exploration and mining of the deposit and was done as an independent audit of an earlier reserves and resources study conducted during the Soviet period to Soviet standards. Wardell Armstrong also completed a scoping study for the south section of the Gornostai deposit. The scoping study is our first step to evaluating the results of our drilling activities at the Gornostai property and will provide the foundation for a preliminary development feasibility study for the Gornostai deposit. We anticipate the cost of the resources estimation will be approximately $135,000.

The State Reserves Committee of the Republic of Kazakhstan recognizes that we have proven and probable reserves at the Gornostai and Kempirsai deposits, as per their standards for classification of reserves. Wardell Armstrong is in the process of estimating these reserves per JORC code standards. We expect that the minable reserves of the Kempirsai deposit will be estimated per JORC code standards in September 2007 while the minable reserves of the Gornostai deposit will be estimated after completion of the drilling program and during the preliminary stage of the feasibility study preparation.

Please note that the State Reserves Committee standards for classification of proven and probable reserves differs from the standard set forth by the U.S. Securities and Exchange Commission. None of our resources at either the Gornostai or Kempirsai deposits currently qualify for classification as “proven” or “probable” reserves under the standards of the Securities and Exchange Commission. Therefore, we have not made in this report, nor will we in subsequent reports, make any claim to proven or probable reserves until such time as our resources qualify for classification as proven or probable reserves in accordance with the standards of the Securities and Exchange Commission.

Hydrochlorination processing technology testing

During the next nine months we expect to spend approximately $200,000 for continued testing at our pilot plant of the mineral concentrating capability of our proprietary hydrochlorination processing technology and to formulate required procedures, protocols and operational guidelines.

Feasibility Study

We anticipate spending approximately $940,000 for the preparation of pre-feasibility and feasibility studies for the construction of the pyrometallurgical plant at the Kempirsai deposit. This amount could increase if we retain a western consulting firm.

Field modernization

We have allocated approximately $1,000,000 for modernization of vehicles and equipment at the Kempirsai deposit to allow us to increase our ore extracting capabilities.

Administrative Expenses

We plan to allocate approximately $2,600,000 for administrative expenses during the next nine months, which include expenses of maintaining offices in the United States and Kazakhstan, for salaries and taxes.

Professional Fees

We expect to incur approximately $170,000 in expenses for services of our financial auditors and securities attorneys during the next nine months.

Additional Activities

As discussed above, we are currently considering alternatives to a hydrochlorination processing plant to allow us to begin to generate cash flow from the Kempirsai deposit. We do not currently have sufficient cash on hand to fund these activities, nor have we budgeted for these items in our 2007 budget. Therefore, to undertake these activities we will need to obtain additional capital either through equity or debt financing. We plan to seek this funding through private equity investments or debt financing to be obtained from banks or shareholders. We currently have no firm commitment from any party to provide us additional funding.

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

Summary of Material Contractual Commitments

The following table lists our significant commitments as of March 31, 2007:

Contractual Commitments	Total	Payments Due by Fiscal Year
		Less than 1 year	2-3 years	4-5 years	After 5 years

Monetary commitments for exploration	$ 686,450	$686,450	$ -0-	$ -0-	$ -0-
Due to the government of Republic of Kazakhstan(1)	731,221	-0-	731,221	-0-	-0-
Training	39,300	39,300	-0-	-0-	-0-
Social projects(2)	417,906	-0-	-0-	300,000	117,906
Asset retirement obligation(3)	951,333	-0-	-0-	-0-	951,333
Operating leases	203,050	203,050	-0-	-0-	-0-
Total	$ 3,029,260	$928,800	$ 731,221	$ 300,000	$ 1,069,239

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

(2) Under the terms of our subsoil use contracts, we are required to provide funding for social projects relating to employees of KKM, including improvements to living conditions, etc., in the amount of $117,906. We are also required to donate $300,000 for the ongoing development of Astana and Kurchatov, which are cities in Kazakhstan.

(3) Under the terms of our subsoil use contracts, we are required to remove all operating equipment and remediate the property. This remediation work can be done during the term of the subsoil use contract or upon completion of the terms of the contract.

As discussed above, to maintain our rights to the Gornostai, Kempirsai and Mamyt deposits we must satisfy the minimum work program requirements of the MEMR. Should we fail to complete the minimum work program in some year, the MEMR could review the work program, request an update and amendment to the work program, impose fines and penalties upon us or even revoke our subsoil use contracts and licenses.

Off-Balance Sheet Financing Arrangements

As of March 31, 2007 we had no off-balance sheet financing arrangements.

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

Item 3. Qualitative and Quantitative Disclosures About Market Risk

Our primary market risks are fluctuations in commodity prices and foreign currency exchange rates. We do not currently use derivative commodity instruments or similar financial instruments to attempt to hedge commodity price risks associated with future crude oil production.

Commodity Price Risk

Our revenues, profitability and future growth will depend substantially on prevailing prices for nickel and cobalt. When we commence commercial production, prices will affect the amount of cash flow available for capital expenditures and our ability to either borrow or raise additional capital. Price will also affect our ability to produce, transport and market the nickel and cobalt we produce.

Historically, nickel and cobalt prices have been subject to significant volatility in response to changes in supply, market uncertainty and a variety of other factors beyond our control. Nickel and cobalt are likely to continue to be volatile in the future and this volatility makes it difficult to predict future price movements with any certainty. Any declines in nickel and cobalt prices would reduce the revenues we could earn when we begin commercial production, and could also reduce the amount of nickel and cobalt that we can produce economically. As a result, this could have a material adverse effect on our business, financial condition and results of operations.

Foreign Currency Risk

Our functional currency is the U.S. dollar. Our Kazakhstani subsidiaries use the U.S. dollar for Kaznickel and the Kazakh tenge for KKM as their functional currencies. To the extent that business transactions in Kazakhstan are denominated in the Kazakh Tenge we are exposed to transaction gains and losses that could result from fluctuations in the U.S. Dollar—Kazakh Tenge exchange rate. When the US dollar strengthens in relation to the Kazakh Tenge, the US dollar-reported expenses will decrease. We do not engage in hedging transactions to protect us from such risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and our principal financial officer (the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Such officers have concluded (based upon their evaluations of these controls and procedures as of the end of the period covered by this report) that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this report is accumulated and communicated to management, including the Certifying Officers as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Certifying Officers have concluded that our disclosure controls and procedures are effective as of March 31, 2007.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

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

BEKEM METALS, INC.

Date: May 8, 2007	/s/ Marat Cherdabayev
Marat Cherdabayev, Chief Executive Officer

Date: May 8, 2007	/s/ Yermek Kudabayev
Yermek Kudabayev, Chief Financial Officer