Form 10-Q
period 2007-06-30
BEKEM METALS INC
filed 2007-08-14
CIK 1223550

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ________ to _________

Commission File Number 0-50218

BEKEM METALS, INC.

(Exact name of registrant as specified in its charter)

Utah	87-0669131
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

170 Tchaikovsky Street, 4th Floor
Almaty, Kazkahstan	050000
(Address of principal executive offices)	(Zip Code)

+7 (7272) 582-386

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)                                                                                                                         Yes ☐ No ☒

As of August 7, 2007, the registrant had 124,750,239 shares of common stock, par value $0.001, issued and outstanding.

BEKEM METALS, INC.

FORM 10-Q

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BEKEM METALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2007	2006

ASSETS

Current Assets
Cash	$4,168,557	$8,583,680
Trade accounts receivable	5,686	2,776
VAT recoverable	188,634	186,915
Inventories	428,407	377,018
Prepaid expenses and other current assets	279,451	139,293
Deferred compensation	483,766	757,920
Total Current Assets	5,554,501	10,047,602

Property, plant and mineral interests (net of accumulated depreciation of $198,635 and $144,030 )	14,622,565	13,870,563
Non-current deferred compensation	467,234	1,202,587
Other assets	416,940	169,130
Total Assets	$21,061,240	$25,289,882

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$726,470	$530,665
Accrued expenses	245,953	274,739
Due to related party	4,665	9,644
Total Current Liabilities	977,088	815,048

Deferred tax liabilities	(597,666)	488,277
Asset retirement obligation	1,028,484	951,355
Total Liabilities	1,407,906	2,254,680

Shareholders’ Equity

Preferred stock; $0.001 par value, 20,000,000 shares authorized, no shares outstanding	—	—

Common stock; $0.001 par value, 150,000,000 shares authorized, and 124,750,239 and 125,172,011 shares issued and outstanding	124,750	125,172
Additional paid-in capital	28,203,239	29,025,272
Accumulated deficit	(8,613,112)	(6,085,026)
Accumulated other comprehensive loss	(61,543)	(30,216)
Total Shareholders’ Equity	19,653,334	23,035,202

Total Liabilities and Shareholders’ Equity	$21,061,240	$25,289,882

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BEKEM METALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenue	$36,655	$4,885	$36,655	$69,527

Operating Expenses
Cost of product sold	34,800	36,461	34,800	65,871
General and administrative expenses	1,437,371	564,550	2,693,233	922,088
Research and development costs	—	93,402	—	386,411
Exploratory costs	561,608	57,336	1,395,804	118,265
Accretion expense on asset retirement obligations	20,458	18,599	40,369	36,143
Depreciation expense	40,115	17,570	66,781	35,728

Total Operating Expenses	2,094,352	787,918	4,230,987	1,564,506

Loss From Operations	(2,057,697)	(783,033)	(4,194,332)	(1,494,979)

Other Income (Expense)
Interest expense	—	(300,314)	(1,018)	(365,212)
Grant compensation expense	2,427	—	(187,052)	—
Translation adjustment	(55,663)	(81,748)	(139,387)	(125,210)
Exchange loss	211,847	650,093	691,979	890,148
Other income (expense)	20,583	(35,764)	214,217	(71,711)

Net Other Expense	179,194	232,267	578,739	328,015

Net Loss Before Taxes	(1,878,503)	(550,766)	(3,615,593)	(1,166,964)
Deferred tax benefit	572,196	—	1,087,507	—

Net Loss	$(1,306,307)	$(550,766)	$(2,528,086)	$(1,166,964)

Basic Loss per Common Share	$(0.01)	$(0.01)	$(0.02)	$(0.01)

Weighted-Average Shares used in
Basic Loss per Common Share	115,517,459	10,088,888	115,517,459	10,088,888

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BEKEM METALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

For the Six Months Ended June 30,	2007	2006
Cash Flows from Operating Activities
Net loss	$(2,528,086)	$(1,166,964)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	66,781	23,216
Accretion expense on asset retirement obligations	40,369	36,143
Interest expense from debt discount	—	5,020
Deferred tax benefit	(1,112,615)	—
Foreign currency exchange gain and translation adjustment	(33,713)	(890,148)
Loss on disposal of property and equipment	147,415	40,166
Stock grant compensation expense	212,160	—
Change in operating assets and liabilities:
Trade accounts receivable	(3,341)	14,298
Inventories	(36,630)	(10,108)
VAT recoverable	5,410	—
Prepaid expenses and other current assets	(463,696)	(357,687)
Accounts payable	187,034	229,263
Accrued expenses	(625,373)	—
Deferred grant revenue	—	2,415
Net Cash From Operating Activities	(4,144,285)	(2,074,386)

Cash Flows from Investing Activities
Purchase of property and equipment	(434,744)	(1,940,755)
Purchase of intangible assets	(7,016)	—
Restricted cash	100,000	—
Change in related party receivables/payables	(29,877)	(416,880)
Net Cash From Investing Activities	(371,637)	(2,357,635)

Cash Flows from Financing Activities
Proceeds from notes payable	—	3,968,114
Payments on notes payable	—	(481,558)
Proceeds from notes payable related parties	—	1,008,031
Net Cash From Financing Activities	—	4,494,587

Effect of Exchange Rate Changes on Cash	100,799	128,803

Net Increase in Cash	(4,415,123)	191,369
Cash at Beginning of Period	8,583,680	89,366
Cash at End of Period	$4,168,557	$280,735

Supplemental Disclosure of Cash Flow Information
Forfeiture of an executive officer’s shares	$822,455

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BEKEM METALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007 (UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND NATURE OF BUSINESS

Interim Financial Information — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they are condensed and do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. The accompanying financial statements should be read in conjunction with the most recent audited financial statements of Bekem Metals, Inc. included in its annual report on Form 10-KSB filed for the year ended December 31, 2006. Operating results for the six-month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

BEKEM METALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007 (UNAUDITED)

Kazakh Metals, Inc. – The consolidated financial statements also include the accounts of KMI and its wholly-owned subsidiary, KKM, which it acquired on May 31, 2005 in a purchase business combination.

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

Nature of Business

The Company is engaged in the acquisition, exploration and production of mineral resource properties. Kaznickel owns the right to the Gornostayevskoye (“Gornostai”) nickel and cobalt deposit located in the East Kazakhstan Oblast in northeast Kazakhstan. The subsoil use contract and license is for exploration and production of cobalt and nickel ores and is valid through February 26, 2026. KKM holds exploration and production subsoil use contracts and licenses from the government of Kazakhstan to a 575,756 acre parcel, located approximately 130 kilometers northeast of Aktobe, Kazakhstan. This deposit is referred to as the Kempirsai deposit. The subsoil use contracts and licenses grant KKM the right to explore for and produce nickel and cobalt from deposits located within the territory through October 12, 2011, which may be extended upon agreement between KKM and the Ministry of Energy and Minerals Resources (“MEMR”) of the Republic of Kazakhstan. KKM also holds a subsoil use contract and a license to explore for and produce Mamyt brown coal from a deposit located within 40 kilometers of its cobalt and nickel deposit. This subsoil use contract and license expires on December 11, 2018 with further possible extensions.

Business Condition – The Company has no proven mineral reserves that conform to U.S. accounting standards and has had only limited nickel ore and Mamyt brown coal production from its Kempirsai deposit since its acquisition on May 31, 2005. The Gornostai deposit has not yet entered the development stage with respect to its mineral interests and has no production. There has been only limited revenue from the Kempirsai operations, and the Company has incurred net losses of ($2,528,086) and ($1,166,964) for the six months ended June 30, 2007 and 2006, respectively. Current assets exceeded current liabilities by $4,577,413 at June 30, 2007. Management expects that the Company will need significant additional capital to fund construction of a processing plant in 2007-2008. The Company anticipates it will need to raise additional capital through the sale of its equity securities or debt securities.  Certain shareholders  of the  Company have indicated a  willingness  to provide the

BEKEM METALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007 (UNAUDITED)

Company a line of credit. The Company has no formal agreement with said shareholders to provide this line of credit and the shareholders are under no obligation to enter into any agreement or make available any funds to the Company.

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

Corrected prior periods financials

During the course of preparing the financial statements for the six months ended June 30, 2007, the Company identified certain prior period misstatements whose impact was not material, either individually or in aggregate, to the Company’s financial statements for the year ended December 31, 2006 or the period ended March 31, 2007. However, these misstatements were considered material to the Company’s financial statements for the six months ended June 30, 2007. As a result, the Company corrected the financial statements for the year ended December 31, 2006 and for the period ended March 31, 2007. The corrected statements of income as of December 31, 2006 and March 31, 2007 are included in these financial statements. These misstatements relate to recognizing an incorrect amount of deferred compensation. The effect of correcting these misstatements resulted in an increase in deferred compensation expense, an increase in accumulated deficit, and an increase in net loss of $48,740 and $60,924 for the year ended December 31, 2006 and the period ended March 31, 2007, respectively.

NOTE 2 - CASH

Cash consists of the following:

	June 30,	December 31,
	2007	2006
Current accounts (USD)	$411,847	$479,947
Current accounts (Tenge)	54,318	38,379
Bank deposit (USD)	1,240,832	8,065,354
Bank deposit (Tenge)	2,461,560	—
Total	$4,168,557	$8,583,680

Bank deposit accounts are located in a Kazakhstani Bank (Center Credit Bank). Bank deposits earn interest from 3% to 8% annually. Bank deposits include cash of $108,000 restricted in its use until December 20, 2007.

BEKEM METALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007 (UNAUDITED)

NOTE 3 – INVENTORY

Inventory consists of the following:

	June 30,	December 31,
	2007	2006
Ore	$146,268	$109,058
Fuel	154,808	15,254
Materials	127,893	183,360
Spare parts	63,647	69,346
Obsolesence reserve	(64,209)	—
	$428,407	$377,018

Ore represents 124,798 tons and 108,707 tons of the 0.85% nickel ore located in the ore warehouse as of June 30, 2007 and December 31, 2006, respectively.

Brown coal represents 20,351 tons and 21,028 tons located in the coal warehouse as of June 30, 2007 and December 31, 2006, respectively.

NOTE 4 - PROPERTY, PLANT AND MINERAL INTERESTS

Property, plant and mineral interests consist of the following:

	June 30,	December 31,
	2007	2006
Buildings	$2,292,023	$2,156,326
Machinery and equipment	3,783,083	3,474,858
Other fixed assets	113,557	69,665
Unproved mineral interests - net	8,632,537	8,313,744
	14,821,200	14,014,593
Accumulated depreciation	(198,635)	(144,030)
Net Property and Equipment	$14,622,565	$13,870,563

Unproved mineral interests represent the acquisition costs of the mineral interests upon the purchase business combinations with Kaznickel and with KKM. The government of Kazakhstan retains the title to the property upon which the Company’s mineral rights pertain; however, the Company’s mineral interests are considered to be tangible assets.

BEKEM METALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007 (UNAUDITED)

Gornostai Deposit

Kaznickel acquired its interest in the Contract on Exploration and Development of Gornostai Cobalt and Nickel Deposit (the “Contract”) issued by the MEMR dated February 26, 2004. By virtue of the Contract, Kaznickel acquired the right to exploit the mineral property including the right to explore, develop and produce the nickel and cobalt mineral resources on the Deposit through February 26, 2026. The Company has the right to re-negotiate the contract at that time for an additional 30 years. The government of Kazakhstan retains the title to the property; however, the Company’s mineral interests are considered to be tangible assets. The Company capitalized the acquisition costs of its mineral interest upon the purchase business combination with Kaznickel. The allocated purchase price included a capitalized amount of an acquired asset retirement obligation. While the property is not in production, the asset retirement cost is depleted over the life of the contract from the date of acquisition.

The Contract provides the Company certain rights and also imposes certain obligations and commitments. The rights include exploration through February 2008, and development and production of minerals through February 26, 2026. The Company may transfer its right to third parties in accordance with Kazakh laws and regulations and has a right to renegotiate an extension of the Contract. Significant rights, obligations and commitments of the Contract include monetary commitments for exploration of $1,576,480 in 2007, and expenditures to support social projects amounting to $300,000 during the production stage. In addition, the Company was required to pay a fee of $2,000 upon award of the Contract, and a fee for the use of Kazakh owned technical data of $735,400 of which $4,179 was paid on award of the Contract and $731,221 will be due upon a finding of commercial deposits. Royalties of 0.5% of ores extracted and sold will be required. The Contract subjects the Company to pay regular income tax of 30 percent and requires an excess profits tax of 15 to 60 percent if its net profits exceed 20 percent of gross profit. Obligations also include the establishment and funding of a reclamation fund that includes the cost of removing buildings and equipment used in the Deposit area. The Company is also required to comply with Kazakh environmental laws and regulations.

Kempirsai Deposit

Bekem acquired two contracts to explore for and extract minerals in connection with the purchase of KKM. One contract is for the exploration and extraction of nickel and cobalt ore through October 12, 2011 from deposits located in an approximately 575,756 acre site in the northwest area of the Republic of Kazakhstan approximately 130 kilometers northeast of the city of Aktobe, Kazakhstan, near the town of Badamsha, referred to as the “Kempirsai” deposit. The other contract is for the exploration and extraction of Mamyt brown coal through December 11, 2018 at a site located within 40 kilometers of the Kempirsai deposit. The contracts may be extended upon agreement between KKM and the Geology and Minerals Resources Committee of the Ministry of Energy and Minerals Resources of the Republic of Kazakhstan. The Kempirsai contract requires the Company to pay royalty payments equal to 2.21% of gross ore sales. The Mamyt brown coal contract requires a royalty payment equal to nine tenths of one percent (0.9%) of gross coal sales. Both contracts require the Company to pay an excess profits tax ranging from 4 to 30 percent based upon the reaching of an internal rate of return (as defined in the contracts) ranging from 22 to 30 percent. The allocated purchase price of the mineral interest included a capitalized amount of an acquired asset retirement obligation. The asset retirement cost is depleted over the life

BEKEM METALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007 (UNAUDITED)

of the contract from the date of acquisition. Obligations also include the establishment and funding of a reclamation fund that includes the cost of removing buildings and equipment used. The Company is also required to comply with Kazakh environmental laws and regulations.

NOTE 5 – OTHER ASSETS

As of June 30, 2007 other assets primarily represented deferred stripping costs of $164,351 related to the Mamyt brown coal deposit and stripping costs of $187,724 related to the Kempirsai nickel ore deposit which will be charged to costs when the brown coal and nickel ore is produced and sold.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

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

Kazakhstan Business Environment – Kazakhstan, as an emerging market, has a legal and regulatory infrastructure that is not as mature and stable as those usually existing in more developed free market economies. As a result, operations carried out in Kazakhstan can involve risks and uncertainties that are not typically associated with developed markets. The instability associated with the ongoing transformation process to a market economy can lead to changes in the business conditions in which the Company currently operates. Changes in the political, legal, tax or regulatory environment could adversely impact the Company’s operations.

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

Due to the Government of the Republic of Kazakhstan – In connection with the Company’s acquisition of the exploration  contract   covering  the  Gornostai   deposit,  the  Company  is   required  to  repay   the  Republic  of

BEKEM METALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007 (UNAUDITED)

Kazakhstan for historical costs incurred in undertaking geological and geophysical studies and infrastructure improvements. The repayment terms of this obligation will not be determined until the Company applies for and is granted a contract by the Republic of Kazakhstan to engage in commercial production. That amount is expected to be $731,221 and has not been recorded as a liability. Under the current contract, once the Company determines the property contains commercially producible reserves, and desires to commence commercial production, it must apply for such right prior to the expiration of its exploration and development rights in February 2026. The Company anticipates it will apply for a commercial production contract within the next 1-3 years. Of course, there is no guarantee when or if the Company will discover commercially producible reserves within the Gornostai deposit. Should the Company decide not to pursue a commercial production contract, then it can relinquish the Gornostai deposit to the Republic of Kazakhstan in satisfaction of this obligation.

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

The Company also maintains a representative office in Almaty, Kazakhstan, where it leases approximately 1,575 square feet of office space. The lease agreement expires on December 31, 2007. In April 2007, our monthly lease payment increased from $5,250 to $6,125. Under the terms of the lease agreement, the owner of the space could terminate the lease at any time and require the Company to vacate the premises.

Kaznickel LLP rents an office (approximately 1,840 square feet) in Semei, Kazakhstan, for approximately $4,000 per month. Semei is the closest city to the Gornostai deposit. Kaznickel also rents approximately 4,450 square feet of warehouse space in Semei for $4,000 per month. Kaznickel uses this space to store test ore. These spaces are leased on a year-to-year basis. Also, Kaznickel LLP rents an office (approximately 350 square feet) in Astana, Kazakhstan, for approximately $1,600 per month. This lease agreement terminates August 1, 2007 and will not be renewed as Kaznickel is closing its Astana office effective August 1, 2007.

In April 2007, KKM increased the size of its offices in Aktobe, Kazakhstan from 1,260 square feet to 1,900 square feet. As a result, KKM’s monthly lease payment increased from $4,000 per month to $5,400 per month. This space is leased on a year-to-year basis.

NOTE 7 - STOCK GRANT FORFEITURE

The Company's president and CEO resigned in May 2007 and as a result, his shares of stock, in connection with the stock grant of October 2006, were forfeited. The expense related to the amortization of this deferred compensation which was recorded in the first quarter of 2007, was reversed in the second quarter. Common stock and additional paid in capital were also adjusted to eliminate his shares.

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

The primary asset of Kaznickel is a subsoil use contract issued by the government of the Republic of Kazakhstan. This contract grants Kaznickel the exclusive right to explore for and engage in test production of nickel, cobalt and other minerals in a 12,232 acre area in northeastern Kazakhstan referred to herein as the Gornostai deposit.

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

We are currently at the exploration stage on the Gornostai deposit. To retain our subsoil use contract during exploration stage we are required to satisfy a minimum work program that is approved by the Geology Committee of the MEMR. We are currently in the third year of a three-year work program. Under this program, we are required to engage in an exploratory drilling program designed to identify and evaluate the mineral resources contained within the contract territory. In 2007, we are required to drill test holes totaling at least 12,961 meters. We plan to drill approximately 615 test holes totaling 15,700 meters during 2007. As of the six-month period end, we have drilled a total of 15,020 meters (603 holes). We completed our planned exploratory drilling program in July 2007.

The objective of our drilling program is to complete a detailed study of the structural characteristics of what we believe to be the two largest ore bodies in the Gornostai deposit, as well as certain other ore bodies where high grade nickel deposits have been located. The drilling was conducted on a 50 x 50-100 meter grid, which will make it possible to convert indicated and inferred resources to proved and probable reserves as development of the property progresses.

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

We also have minimum work program requirements under our subsoil use contracts for the Kempirsai nickel ore and Mamyt brown coal deposits. Our current work program calls for us to extract the following amounts of ore and brown coal:

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

We currently have no processing facilities at either the Gornostai or Kempirsai deposits to process the ores we will mine. We are currently investigating the viability of constructing a pyrometallurigcal processing plant at our Kempirsai deposit. We are also in the process of testing and developing a proprietary hydrochlorination processing technology. We have retained the services of an independent engineering firm to conduct a pre-feasibility study reviewing different technologies to determine the best processing technology, optimal processing capacity, construction costs and timelines, etc. to allow us to determine the type of processing facility we will construct at the Kempirsai deposit. We expect the pre-feasibility study to be completed by the end of 2007.

Results of Operations

Since inception we have generated limited revenue from operations. We have spent millions of dollars to date and anticipate that we will spend significant additional capital before we begin to realize significant revenue from operations.

In July 2006 we realized net proceeds of approximately $26,600,000 through a private placement of our equity securities. As of June 30, 2007, we had spent approximately $22,400,000 of those funds. Approximately $12,200,000 was used to repay loans, $2,500,000 was used to meet our minimum working program obligations, approximately $2,200,000 was spent developing our hydrochlorination technology and $5,500,000 was used for working capital. At June 30, 2007, we had cash on hand of $4,168,557 We expect the cash on hand will be sufficient to fund our operations through the end of the current fiscal year. We anticipate the need to seek significant additional funding by the end of fiscal 2007 to continue our operations and our efforts to exploit our mineral resources. There is no assurance that we will be able to obtain additional funding in the future on favorable terms, or at all. At this time, we have no commitments from any parties to provide us additional funding.

Three months ended June 30, 2007 compared to the three months ended June 30, 2006

Revenue

During the three months period ended June 30, 2007, we earned revenue of $36,655 primarily from the sale of ore. By comparison during the second quarter 2006 we realized $4,885 in revenue from coal sales. We do not expect to realize significant revenue from operations during the remainder of the current fiscal year.

Cost of Products Sold

We realized cost of ore sold of $34,800 during second quarter 2007. By comparison during the second quarter 2006 we realized $36,461 in cost of coal sold. As we do not expect to engage in significant production during 2007, we do not expect to incur significant cost of products sold.

General and Administrative Expenses

Our general and administrative expenses during the three months ended June 30, 2007 increased to $1,437,371 from $564,550 during the three months ended June 30, 2006. This increase in general and administrative expenses in the second quarter 2007 is mainly attributable to a $340,000 increased salary expense and related employee taxes resulting from an increase in the number of personnel we employ and salary increases for existing employees, as KKM hired a number of people to carry out development and testing of the pilot plant, additional geologists, metallurgists and ecology supervisors. We also hired additional in-house accounting, finance, legal and information technology personnel. We do not expect to hire a significant number of additional employees until such time as operations or funding so justify. Therefore, we do not expect to experience significant increases in salaries and related taxes during the remainder of the 2007 fiscal year. Also, during second quarter we experienced a $270,000 increase in transportation and current repair services related to modernization works at KKM’s facilities. Another contributing factor to the increase in general and administrative expenses was a $147,000 increase in professional fees, primarily attributable to increased legal and accounting fees and costs associated with a resource estimation prepared by a third party consulting firm. We believe this increase in professional fees was more a matter of timing and the one-time cost of the resource estimation than a trend and we expect professional fees to return to more traditional levels in upcoming quarters.

Research and Development Costs

We engaged in no research and development in connection with the development and testing of our hydrochlorination processing technology during the second quarter 2007. By comparison, during the second quarter 2006 we spent $93,402 in research and development costs, primarily in connection with the development of our hydrochlorination processing pilot plant. We have budgeted and expect to spend $200,000 for testing of our pilot plant by the end of 2007.

Exploratory Costs

As a result of our aggressive exploratory drilling program, during the three months ended June 30, 2007 we completed drilling of 250 test holes (246 test holes in the South section of the Gornostai deposit and 4 test holes in the North section of the Gornostai deposit) we incurred $561,608 in exploratory costs during the three months ended June 30, 2007. By comparison, during the three months ended June 30, 2006, we had drilled 53 test holes in the South section of the Gornostai deposit and incurred exploratory costs of $57,336. Our exploratory drilling program for our 2007 fiscal year calls for us to drill a total of 615 test holes to an aggregate depth of 15,700 meters. In July 2007 we completed our exploratory drilling program for 2007.

Accretion Expense

Accretion expense increased $1,859 during the three months ended June 30, 2007. Because we do not expect to engage in significant mining and production activities during 2007, we believe accretion expense will continue at rates consistent with those realized during the quarter ended June 30, 2007 through the balance of the current fiscal year.

Depreciation Expenses

During the second quarter 2007 depreciation expenses increased to $40,115 from $17,570 during the second quarter 2006. This increase resulted primarily from equipment acquisitions made during the past year. We believe depreciation expense will continue at rates consistent with those realized during the quarter ended June 30, 2007 through the balance of the current fiscal year.

Total Operating Expenses

As a result of the 155% increase in general and administrative expense and the 880% increase in exploratory costs, which were only partially offset by a decrease in research and development costs, our total operating expenses increased from $787,918 during the three months ended June 30, 2006 to $2,094,352 during three months ended June 30, 2007. We expect total operating expenses during the balance of 2007 to continue to be significantly higher as compared to 2006.

Loss from Operations

During the three months ended June 30, 2007 we experienced a loss from operations of $2,057,697 compared to a loss of $783,033 during the three months ended June 30, 2006. This increase in loss from operations during the second quarter 2007 is the result of the increase in total operating expenses during the second quarter 2007. We expect we will continue to generate losses from operations until such time as we begin significant ore production.

Net Loss

For the foregoing reasons, during the three months ended June 30, 2007 we experienced a net loss of $1,306,307 compared to a net loss of $550,766 during the three months ended June 30, 2006. We anticipate we will continue to experience increasing net losses until we are able to engage in significant nickel and cobalt ore extraction, processing and sales. We do not expect to be engaged in significant ore extraction and processing prior to the 2009 fiscal year.

Six months ended June 30, 2007 compared to the six months ended June 30, 2006

Revenue

During the six months ended June 30, 2007 we realized $36,655 in revenue from the sale of ore. By comparison, during the six months ended June 30, 2006 we realized earned revenue of $69,527. We do not anticipate realizing significant revenue during 2007.

Cost of Products Sold

We realized cost of ore sold of $34,800 during the first half of 2007. By comparison during the first half of 2006 we realized $65,871 in cost of coal sold. As we do not expect to engage in significant production during 2007, we do not expect to incur significant cost of products sold.

General and Administrative Expenses

Our general and administrative expenses during the six months ended June 30, 2007 increased to $2,693,233 from $922,088 during the six month ended June 30, 2006. This increase in general and administrative expenses during the six month ended June 30, 2007 is mainly attributable to a $883,000 increase salary and related taxes as a result of an increase in the number of personnel we employ and salary increases for existing employees, as KKM hired a number of personnel to carry out development and testing of the pilot plant, additional geologists, metallurgists and ecology supervisors. We also hired additional in-house accounting, finance, legal and information technology personnel. We do not expect to hire a significant number of additional employees until such time as operations or funding so justify. Therefore, we do not expect to experience significant increases in salaries and related taxes during the remainder of the 2007 fiscal year. Also, during second quarter we had a $270,000 increase in transportation and repair services related to modernization works at KKM’s facilities. Another contributing factor to the increase in general and administrative expenses was a $447,000 increase in professional fees, primarily attributable to increased legal and accounting fees and costs associated with a resource estimation prepared by a third party consulting firm. We believe this increase in professional fees was more a matter of timing and the one-time cost of the resource estimation than a trend and we expect professional fees to return to more traditional levels in upcoming quarters.

Research and Development Costs

We engaged in no research and development in connection with the development and testing of our hydrochlorination processing technology during the six months ended June 30, 2007. During the six months ended June 30, 2006 we spent $386,411 in research and development costs, primarily in connection with the development of our pilot plant. During the 2007 fiscal year we have budgeted and planned to spend $200,000 in testing our pilot plant.

Exploratory Costs

As a result of our aggressive exploratory drilling program for 2007, during the first six months of 2007 we completed drilling of 603 test holes (599 test holes in the South section and 4 test holes in the North section of the Gornostai deposit) to an aggregate depth of 15,020 meters (14,720 meters in the South section and 300 in the North section). We incurred $1,395,804 in exploratory drilling costs through June 30, 2007. By comparison, during the six months ended June 30, 2006, we drilled 91 test holes in the South section the Gornostai deposit and incurred exploratory costs of $118,265. Our exploratory drilling program for our 2007 fiscal year calls for us to drill a total of 615 test holes to an aggregate depth of 15,700 meters. We completed our exploratory drilling program in July 2007.

Accretion Expense

Accretion expense increased $4,226 during the six months ended June 30, 2007. Because we do not expect to engage in significant mining and production activities during 2007, we believe accretion expense will continue at rates consistent with those realized during the six months ended June 30, 2007 through the balance of the current fiscal year.

Depreciation Expenses

During the six months ended June 30, 2007 depreciation expenses increased to $66,781 from $35,728 during the six months ended June 30, 2006. This increase resulted primarily from equipment acquisitions made during the past year. We believe depreciation expense will continue at rates consistent with those realized during the six months ended June 30, 2007 through the balance of the current fiscal year.

Total Operating Expenses

As a result of the 192% increase in general and administrative expense and the 1,080% increase in exploratory costs, which were only partially offset by a decrease in research and development costs, our total operating expenses increased from $1,564,506 during the six months ended June 30, 2006 to $4,230,987 during six months ended June 30, 2007. We expect total operating expenses during the balance of 2007 to remain significantly higher as compared to 2006.

Loss from Operations

During the six months ended June 30, 2007 we experienced a loss from operations of $4,194,332 compared to a loss of $1,494,979 during the six months ended June 30, 2006. This increase in loss from operations during the first and second quarters 2007 is the result of the increase total operating expenses and the reduction in revenue during 2007 as compared to 2006. We expect we will continue to generate losses from operations until such time as we begin significant ore production.

Net Loss

For the foregoing reasons, during the six months ended June 30, 2007 we experienced a net loss of $2,528,086 compared to a net loss of $1,166,964 during the six months ended June 30, 2006. We anticipate we will continue to experience increasing net losses until we are able to engage in significant nickel and cobalt ore extraction, processing and sales. We do not expect to be engaged in significant ore extraction and processing prior to the 2009 fiscal year.

Liquidity and Capital Resources

Our capital resources have consisted primarily of funds we have borrowed from related and non-related parties and funds we raised through a private placement of our equity securities in July 2006. These funds, however, represent only a portion of the funds we will need to complete exploration and development and move to commercial production. As of June 30, 2007, we have $4,168,557 of the approximately $26,600,000 in net proceeds we realized from the private placement. We have used the money raised in the private offering to reduce debt, acquire equipment, continue exploration and fund operations. We anticipate the need for substantial additional capital resources, which will likely consist primarily of funds raised in financing activities or debt, by the end of fiscal 2007. If we do not obtain additional funding, we will be required to limit our activities until such time as additional funds are raised.

During the six months ended June 30, 2007 and June 30, 2006, cash was primarily used to fund operations and repay notes payable. See below for additional discussion and analysis of cash flow.

For the Six Months Ended June 30	2007	2006

Net cash used in operating activities	$ (4,144,285)	$ (2,074,386)
Net cash provided by (used in) investing activities	(371,637)	(2,357,635)
Net cash provided by financing activities	-	4,494,587
Effect of exchange rate changes on cash	100,799	128,803
NET (DECREASE) INCREASE IN CASH	$ (4,415,123)	$ 191,369

During the six months ended June 30, 2007 net cash used in operating activities was $4,144,285 compared to net cash used in operating activities of $2,074,386 during the six months ended June 30, 2006. This increase in net cash used in operating activities is primarily attributable to increases in salary and related taxes, exploratory costs and professional fees.

During the six months ended June 30, 2007 net cash used in investing activities was $371,637. By comparison, during the six months ended June 30, 2006 we used net cash in investing activities of $2,357,635. We used more cash in investing activity in 2006 primarily resulting from the purchase of equipment for KKM’s pilot plant.

During the six months ended June 30, 2007 no cash was generated in financing activities compared to net cash provided by financing activities of $4,494,587 during the six months ended June 30, 2006. This decrease in net cash used in financing activities is explained by availability of capital from our private placement.

Plan of Operations

As of June 30, 2007 we had cash on hand of $4,168,557. As discussed above, we have budgeted to spend all of these funds in operations and development activities during remaining six months of 2007. Following is a brief description of how we anticipate allocating our cash on hand during the next six months.

Drilling and core analysis

We allocated approximately $258,750 to the completion of our drilling and exploration program for the remainder of the 2007 fiscal year. This included drilling of 360 meters (4 test holes) of the North section and 232 meters (9 test holes) of the South section of the Gornostai deposit. Drilling of these test holes was completed in July 2007. Exploration costs include geologist fees and costs for site supervisors, geological data processors, core sample takers, topographers, site procurement specialists, etc. We have satisfied our 2007 minimum work program requirements for the Gornostai deposit. We do not expect to engage in additional drilling activities during the remainder of 2007. Currently, we are analyzing the results of our drilling and exploration works in order to prepare and submit an exploration report to the MEMR for finalizing the reserve estimates and obtaining permission for commercial production of the nickel ore from the Gornostai deposit.

Hydrochlorination processing technology testing

During next six months we expect to spend approximately $200,000 for continued testing at our pilot plant of the mineral concentrating capability of our proprietary hydrochlorination processing technology and to formulate required procedures, protocols and operational guidelines.

Feasibility Study

We anticipate spending approximately $940,000 for the preparation of pre-feasibility (“PFS”) and feasibility (“FS”) studies for the construction of a processing plant at the Kempirsai deposit. This amount could increase if we retain a western consulting firm. The preparation of the FS will depend on the ore processing technology to be selected by BMI by the end of 2007.

Field modernization

We have allocated approximately $1,000,000 during 2007 for modernization of vehicles and equipment at the Kempirsai deposit to allow us to increase our ore extracting capabilities. As of June 30, 2007 we had spent approximately $270,000 to modernize vehicles and equipment at the Kempirsai deposit.

Administrative Expenses

We plan to allocate approximately $1,707,000 for administrative expenses during the next six months, which include expenses of maintaining offices in the United States and Kazakhstan, for salaries and taxes.

Professional Fees

We expect to incur approximately $63,000 in expenses for services of our financial auditors and securities attorneys during the next six months.

Additional Activities

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

Summary of Material Contractual Commitments

The following table lists our significant commitments as of June 30, 2007:

Contractual Commitments	Total	Payments Due by Fiscal Year
		Less than 1 year	2-3 years	4-5 years	After 5 years

Monetary commitments for exploration	70,619	70,619	-0-	-0-	-0-
Due to the government of Republic of Kazakhstan(1)	731,221	-0-	731,221	-0-	-0-
Training	37,400	37,400	-0-	-0-	-0-
Social projects(2)	417,906	-0-	-0-	300,000	117,906
Asset retirement obligation(3)	951,333	-0-	-0-	-0-	951,333
Operating leases	80,025	80,025	-0-	-0-	-0-
Total	$ 2,288,504	$188,044	$ 731,221	$ 300,000	$ 1,069,239

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

In July 2007 we completed the minimum exploratory drilling requirements for 2007 associated with the Gornostai deposit.

As part of the minimum work program requirements for the Kempirsai deposit we are required to extract 175,000 tons of nickel ore during 2007. As of June 30, 2007 we have extracted and placed into storage 16,956 tons of nickel ore, or 10% of the required amount for 2007, because sales of nickel ore, if any, are expected in the fourth quarter of 2007. We anticipate that we will meet the minimum nickel ore extraction requirements by the end of 2007.

As part of the minimum work program requirements for the Mamyt brown coal deposit we are required to extract 60,000 tons of brown coal during 2007. As of June 30, 2007, we had not extracted any brown coal because we have had no buyers for our coal. At this time we are negotiating several tenders for the sale of our brown coal. Depending upon the outcome of these tenders, we may or we may not meet our minimum brown coal extraction requirements by the end of 2007. If we do not believe we will meet our minimum extraction requirement by year-end, we will discuss this matter with the MEMR and attempt to negotiate a revision to our brown coal extraction requirements.

Off-Balance Sheet Financing Arrangements

As of June 30, 2007 we had no off-balance sheet financing arrangements.

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

Commodity Price Risk

Our revenues, profitability and future growth will depend substantially on prevailing prices for nickel and cobalt. When we commence commercial production, commodity prices will affect the amount of cash flow available for capital expenditures and our ability to either borrow or raise additional capital. Price will also affect our ability to produce, transport and market the nickel and cobalt we produce.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and our principal financial officer (the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Such officers have concluded (based upon their evaluations of these controls and procedures as of the end of the period covered by this report) that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this report is accumulated and communicated to management, including the Certifying Officers as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Certifying Officers have concluded that our disclosure controls and procedures are effective as of June 30, 2007.

Changes in Internal Control over Financial Reporting

During the course of preparing the financial statements for the three and six months ended June 30, 2007, we identified certain prior period misstatements whose impact was not material, either individually or in aggregate, to our financial statements for the year ended December 31, 2006 or the quarter ended March 31, 2007. However, these misstatements were considered material to our financial statements for the three months ended June 30, 2007. These findings were communicated to our independent registered public accountants, who concurred with our view that these misstatements were immaterial, both individually and in the aggregate to our financial statements for the year ended December 31, 2006 and the quarter ended March 31, 2007.

Consistent with the guidance provided in Staff Accounting Bulletin 108, we are not required to amend our Annual Report on Form 10-KSB for the year ended December 31, 2006, or our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 to correct these misstatements. Rather, in this Quarterly Report we have corrected the balance sheet for the year ended December 31, 2006. These misstatements relate to recognizing an incorrect amount of deferred compensation. The effect of correcting these misstatements resulted in an increase in deferred compensation expense, an increase in accumulated deficit, and an increase in net loss for the year ended December 31, 2006 and the quarter ended March 31, 2007. The misstatements resulted from applying an incorrect share price in the calculation of deferred compensation expense. To remedy the problem we implemented procedures to ensure that such errors are not made in the future by involving an additional level of review by an individual with greater experience and expertise in deferred compensation accounting standards. Monitoring of data, which detected the original misstatement, continues to be performed. We believe these changes will improve our control over financial reporting.

Except as otherwise discussed above, there have been no changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes to the risk factors as previously disclosed in our Annual Report on Form 10-KSB for the year ended December 31, 2006.

Item 6. Exhibits

Exhibits. The following exhibits are included as part of this report:

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification by the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification by the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf, thereunto duly authorized.

BEKEM METALS, INC.

Date: August 13, 2007	/s/ Yermek Kudabayev
Yermek Kudabayev Interim Chief Executive Officer, Chief Financial Officer