Form 10-Q
period 2007-09-30
BEKEM METALS INC
filed 2007-11-14
CIK 1223550

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

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

As of November 5, 2007, the registrant had 124,750,239 shares of common stock, par value $0.001, issued and outstanding.

BEKEM METALS, INC.

FORM 10-Q

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BEKEM METALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2007	2006

ASSETS

Current Assets
Cash	$ 2,378,425	$ 8,583,680
Trade accounts receivable	5,350	2,776
VAT recoverable	209,709	186,915
Inventories	1,275,941	377,018
Prepaid expenses and other current assets	352,580	139,293
Deferred compensation	362,825	757,920
Total Current Assets	4,584,830	10,047,602

Non-Current Assets
Property, plant and mineral interests (net of accumulated
depreciation of $230,967 and $144,030 )	14,833,026	13,870,563
Non-current deferred compensation	467,234	1,202,587
Other assets	189,234	169,130
Total Assets	$ 20,074,324	$ 25,289,882

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$ 366,854	$ 530,665
Accrued expenses	303,335	274,739
Due to related party	13,347	9,644
Total Current Liabilities	683,536	815,048

Deferred tax liabilities	-	488,277
Asset retirement obligation	1,060,515	951,355
Total Liabilities	1,744,051	2,254,680

Commitments and Contingencies	-	-

Shareholders’ Equity
Preferred stock; $0.001 par value, 20,000,000 shares
authorized, no shares outstanding	-	-
Common stock; $0.001 par value, 150,000,000 shares authorized,
and 124,750,239 and 125,172,011 shares issued and outstanding	124,750	125,172
Additional paid-in capital	28,203,239	29,025,272
Accumulated deficit	(9,916,457)	(6,085,026)
Accumulated other comprehensive loss	(81,259)	(30,216)
Total Shareholders’ Equity	18,330,273	23,035,202
Total Liabilities and Shareholders’ Equity	$ 20,074,324	$ 25,289,882

BEKEM METALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three month ended		For the nine month ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenue	$ 1,882	$ -	$ 38,537	$ 52,356

Operating Expenses
Cost of product sold	2,150	-	36,950	65,871
General and administrative expenses	871,463	1,287,652	3,564,696	2,209,740
Research and development costs	-	-	-	391,307
Exploratory costs	71,534	264,688	1,467,338	382,953
Accretion expense on asset retirement obligations	20,189	18,758	60,558	54,901
Depreciation expense	27,472	12,695	94,253	48,423
Stock Grant compensation expense	120,941	-	307,993	-

Total Operating Expenses	1,113,749	1,583,793	5,531,788	3,153,195

Loss From Operations	(1,111,867)	(1,583,793)	(5,493,251)	(3,100,839)

Other Income (Expense)
Interest expense	-	(1,109,062)	(1,018)	(1,474,274)
Translation adjustment	(77,526)	90,045	(216,913)	(30,269)
Exchange gain (loss)	361,665	(1,031,056)	1,053,644	(140,908)
Interest earned	89,902	17,563	316,529	27,935
Other income (expense)	31,673	(55,119)	19,264	(120,031)

Net Other Income (Expense)	405,714	(2,087,629)	1,171,506	(1,737,547)

Net Loss Before Taxes	(706,153)	(3,671,422)	(4,321,745)	(4,838,386)
Deferred tax (provision) benefit	(597,193)	-	490,314	-
				-
Net Loss	$ (1,303,346)	$ (3,671,422)	$ (3,831,431)	$ (4,838,386)

Basic Loss per Common Share	$ (0.01)	$ (0.03)	$ (0.03)	$ (0.05)
Weighted-Average Shares used in
Basic Loss per Common Share	115,517,459	120,436,714	115,517,459	106,946,031

BEKEM METALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

For the Nine Months Ended September 30,	2007	2006
Cash Flows from Operating Activities
Net loss	$ (3,831,431)	$ (4,838,386)
Adjustments to reconcile net loss to
net cash provided by operating activities:
Depreciation and amortization	94,567	37,396
Accretion expense on asset retirement obligations	60,558	54,901
Deferred tax benefit	(515,422)	-
Foreign currency exchange gain and translation adjustment	(203,106)	41,682
Loss on disposal of property and equipment	155,814	40,191
Stock grant compensation expense	333,101	-
Change in operating assets and liabilities:
Trade accounts receivable	(2,949)	7,370
Inventories	(864,592)	(24,469)
VAT recoverable	(13,222)	-
Prepaid expenses and other current assets	(225,887)	(709,570)
Accounts payable	(174,605)	298,512
Accrued expenses	(570,261)	206,418
Deferred grant revenue	-	2,445
Net Cash From Operating Activities	(5,757,435)	(4,883,510)

Cash Flows from Investing Activities
Issuance of shares	-	26,401,842
Purchase of property and equipment	(516,434)	(2,079,419)
Purchase of intangible assets	(7,399)	(31,797)
Restricted cash	-	(100,000)
Cash acquired in acquisitions	-	45,393
Change in related party receivables/payables	(4,619)	(2,240,525)
Net Cash From Investing Activities	(528,452)	21,995,494

Cash Flows from Financing Activities
Proceeds from notes payable	-	869,900
Payments on notes payable	-	(11,260,644)
Proceeds from notes payable related parties	-	1,536,044
Net Cash From Financing Activities	-	(8,854,700)

Effect of Exchange Rate Changes on Cash	80,632	149,573

Net Decrease in Cash	(6,205,255)	8,406,857
Cash at Beginning of Period	8,583,680	89,366
Cash at End of Period	$ 2,378,425	$ 8,496,223

BEKEM METALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007 (UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND NATURE OF BUSINESS

Interim Financial Information — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they are condensed and do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. The accompanying financial statements should be read in conjunction with the most recent audited financial statements of Bekem Metals, Inc. included in its annual report on Form 10-KSB filed for the year ended December 31, 2006. Operating results for the nine-month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

SEPTEMBER 30, 2007 (UNAUDITED)

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

Nature of Business

The Company is engaged in the acquisition, exploration and production of mineral resource properties. Kaznickel owns the right to the Gornostayevskoye (“Gornostai”) nickel and cobalt deposit located in the East Kazakhstan Oblast in northeast Kazakhstan. The subsoil use contract and license is for exploration and production of cobalt and nickel ores and is valid through February 26, 2026. KKM holds production subsoil use contracts and licenses from the government of Kazakhstan to a 575,756 acre parcel, located approximately 130 kilometers northeast of Aktobe, Kazakhstan. This deposit is referred to as the Kempirsai deposit. The subsoil use contracts and licenses grant KKM the right to produce nickel and cobalt from deposits located within the territory through October 12, 2011, which may be extended upon agreement between KKM and the Ministry of Energy and Minerals Resources (“MEMR”) of the Republic of Kazakhstan. KKM also holds a subsoil use contract and a license to produce Mamyt brown coal from a deposit located within 40 kilometers of its cobalt and nickel deposit. This subsoil use contract and license expires on December 11, 2018 with further possible extensions.

Business Condition – The Company has no proven mineral reserves that conform to U.S. accounting standards and has had only limited nickel ore and Mamyt brown coal production from its Kempirsai deposit since its acquisition on May 31, 2005. The Gornostai deposit has not yet entered the development stage with respect to its mineral interests and has no production. There has been only limited revenue from the Kempirsai operations, and the Company has incurred net losses of ($3,831,431) and ($4,838,386) for the nine months ended September 30, 2007 and 2006, respectively. Current assets exceeded current liabilities by $3,901,294 at September 30, 2007. Management expects that the Company will need significant additional capital to fund construction of a processing plant in 2007-2008. The Company anticipates it will need to raise additional capital through the sale of its equity securities or debt securities. Certain shareholders of the Company have indicated a willingness to provide the Company a line of credit. The Company has no formal agreement with said shareholders to provide this line of credit and the shareholders are under no obligation to enter into any agreement or make available any funds to the Company.

BEKEM METALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007 (UNAUDITED)

Kempirsai Production Stage – The Kempirsai, or KKM, operations are considered to be in the production stage. According to EITF 04-6, the production phase of a mine is deemed to have begun when saleable minerals are extracted (produced) from an ore body, regardless of the level of production. The Kempirsai mine has been an operating mine in the production stage dating back to the 1980s and saleable minerals were previously, and continue to be extracted from the mine.

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

Corrected prior periods financials

During the course of preparing the financial statements the Company identified certain prior period misstatements whose impact was not material, either individually or in aggregate, to the Company’s financial statements for the year ended December 31, 2006. However, these misstatements were considered material to the Company’s quarterly financial statements related to 2007. As a result, the Company corrected the financial statements for the year ended December 31, 2006. The corrected balance sheet as of December 31, 2006 is included in these financial statements. These misstatements relate to recognizing an incorrect amount of deferred compensation. The effect of correcting these misstatements resulted in an increase in deferred compensation expense, an increase in accumulated deficit, and an increase in net loss of $48,740 for the year ended December 31, 2006.

Reclassifications

The following prior year amounts have been reclassified to conform to the current year presentation:

During 2006 the Company, through its subsidiary KKM, provided locomotive railroad services to a third party. The related expenses incurred by KKM were charged to this third party as reimbursement and recorded as “Revenue”, when it should have been recorded as “Other income (expense)”. The total value of the services provided was $52,948. As a result, Revenue for the year ended December 31, 2006 was reduced by $52,948 and Other income (expense) for the year ended December 31, 2006 was credited by the same amount to reflect proper classification of revenue and expenses related to the operating and non-operating activity.

Also, the stock grant compensation expense has been reclassified to “Operating Expenses” rather than “Net Other Expense.”

BEKEM METALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007 (UNAUDITED)

NOTE 2 - CASH

The Company considers all demand deposits, money market accounts and marketable securities purchased with an original maturity of three months or less to be cash and cash equivalents. The fair value of cash and cash equivalents approximates their carrying amounts due to their short-term maturity.

Cash consists of the following:

	September 30,	December 31,
	2007	2006
Current accounts (USD)	$ 169,121	$ 479,947
Current accounts (Tenge)	43,877	38,379
Bank deposit (USD)	143,626	8,065,354
Bank deposit (Tenge)	2,021,801	-
Total	$ 2,378,425	$ 8,583,680

Bank deposit accounts are located in a Kazakhstani Bank (Center Credit Bank). Bank deposits earn interest from 3% to 8% annually based on the length of time the funds are left on deposit. Of the total bank deposits, $100,000 is restricted until December 20, 2007. This amount is included in other non-current assets. The remaining balances of the bank deposits are immediately available to the Company.

NOTE 3 – INVENTORY

Inventory consists of the following:

	September 30,	December 31,
	2007	2006
Ore	$ 577,790	$ 82,897
Brown coal	346,027	109,058
Fuel	177,529	15,254
Materials	175,418	100,463
Spare parts	64,103	69,346
Obsolescence reserve	(64,926)	-
	$ 1,275,941	$ 377,018

Ore represents 186,863 tons and 108,707 tons of the nickel ore with nickel content of 1.04% and 0.85% located in the ore warehouse as of September 30, 2007 and December 31, 2006, respectively. During the nine-month period ended September 30, 2007 the Company produced 79,021 tons of ore while no ore was produced during the same period of 2006.

Brown coal represents 20,098 tons and 21,028 tons located in the coal warehouse as of September 30, 2007 and December 31, 2006, respectively.

BEKEM METALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007 (UNAUDITED)

The Company has adopted FASB Emerging Issues Task Force Issue No. 04-6, “Accounting for Stripping Costs Incurred during Production in the Mining Industry,” (EITF 04-6) which addresses the accounting for stripping costs incurred during the production phase of a mine and refers to these costs as variable production costs that should be included as a component of inventory to be recognized in costs applicable to sales in the same period as the revenue from the sale of inventory.

NOTE 4 - PROPERTY, PLANT AND MINERAL INTERESTS

Property, plant and mineral interests consist of the following:

	September 30,	December 31,
	2007	2006
Buildings	$ 2,364,257	$ 2,156,326
Machinery and equipment	3,846,276	3,474,858
Other fixed assets	124,578	69,665
Unproved mineral interests - net	8,728,882	8,313,744
	15,063,993	14,014,593
Accumulated depreciation	(230,967)	(144,030)
Net Property and Equipment	$ 14,833,026	$ 13,870,563

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

The Contract provides the Company certain rights and also imposes certain obligations and commitments. The rights include exploration through February 2008, and development and production of minerals through February 26, 2026. The Company may transfer its right to third parties in accordance with Kazakh laws and regulations and has a right to renegotiate an extension of the Contract. Significant rights, obligations and commitments of the Contract include monetary commitments for exploration of $1,576,480, which have been fulfilled in 2007, and expenditures to support social projects amounting to $300,000 during the production stage. In addition, the Company was required to pay a fee of $2,000 upon award of the Contract, and a fee for the use of

BEKEM METALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007 (UNAUDITED)

Kazakh owned technical data of $735,400 of which $4,179 was paid on award of the Contract and $731,221 will be due upon a finding of commercial deposits. Royalties of 0.5% of ores extracted and sold will be required. The Contract subjects the Company to pay regular income tax of 30 percent and requires an excess profits tax of 15 to 60 percent if its net profits exceed 20 percent of gross profit. Obligations also include the establishment and funding of a reclamation fund that includes the cost of removing buildings and equipment used in the Deposit area. The Company is also required to comply with Kazakh environmental laws and regulations.

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

NOTE 5 - COMMITMENTS AND CONTINGENCIES

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

BEKEM METALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007 (UNAUDITED)

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

Due to the Government of the Republic of Kazakhstan – In connection with the Company’s acquisition of the exploration contract covering the Gornostai deposit, the Company is required to repay the Republic of Kazakhstan for historical costs incurred in undertaking geological and geophysical studies and infrastructure improvements. The repayment terms of this obligation will not be determined until the Company applies for and is granted a contract by the Republic of Kazakhstan to engage in commercial production. That amount is expected to be $731,221 and has not been recorded as a liability. Under the current contract, once the Company determines the property contains commercially producible reserves, and desires to commence commercial production, it must apply for such right prior to the expiration of its exploration and development rights in February 2026. The Company anticipates it will apply for a commercial production contract within the next 1-3 years. Of course, there is no guarantee when or if the Company will discover commercially producible reserves within the Gornostai deposit. Should the Company decide not to pursue a commercial production contract, then it can relinquish the Gornostai deposit to the Republic of Kazakhstan in satisfaction of this obligation.

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

BEKEM METALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007 (UNAUDITED)

Kaznickel LLP rents an office (approximately 1,840 square feet) in Semei, Kazakhstan, for approximately $4,000 per month. Semei is the closest city to the Gornostai deposit. Kaznickel also rents approximately 4,450 square feet of warehouse space in Semei for $4,000 per month. Kaznickel uses this space to store test ore. These spaces are leased on a year-to-year basis. Also, Kaznickel LLP rented an office (approximately 350 square feet) in Astana, Kazakhstan, for approximately $1,600 per month. This lease agreement was terminated on August 1, 2007 and will not be renewed as Kaznickel closed its Astana office effective August 1, 2007.

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

Forward Looking Information and Cautionary Statement

Certain statements contained herein including, but not limited to those relating to our plan of operations, future potential revenue, future expenses, future development of our mineral properties, the development and commercial viability of our processing technology, our ability to obtain future governmental approvals, expansion of our operations, our ability to generate cash flow, future demand for nickel, cobalt and brown coal, future commodity prices, integration of new technologies into operations, credit facilities, future capital expenditures and working capital, sufficiency of future working capital, borrowings and capital resources and liquidity, expectations of timing, satisfaction of contingencies, the impact of any change in accounting policies on our financial statements, future acquisitions, management’s assessment of internal control over financial reporting, financial results, opportunities, growth, business plans and strategy and other statements that are not historical facts contained in this report are forward-looking statements. When used in this document, words like “believe,” “expect,” “project,” “intend,” “estimate,” “budget,” “plan,” “forecast,” “predict,” “may,” “will,” “could,” “should,” or “anticipate” and similar expressions or the negative thereof, or other variations thereon, or comparable terminology, or discussions of strategy that involve risk and uncertainties are also intended to identify forward-looking statements. Such statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance or achievements of the Company or industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, market factors, market prices (including regional basis differentials) of nickel, cobalt and brown coal, results of future exploration and extraction activities, future production and costs, unsettled political conditions, civil unrest and governmental actions, foreign currency fluctuations, and environmental and labor laws and other factors detailed herein. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. These forward-looking statements are based on current expectations. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Overview

We are engaged in the development, extraction and marketing of nickel, cobalt and brown coal in the Republic of Kazakhstan.. We carry out our operations through our two wholly-owned subsidiaries, Kyzyl Kain Mamyt LLP (“KKM”) and Kaznickel LLP (“Kaznickel”).

The primary assets of KKM are exclusive subsoil use licenses and contracts to a 575,756 acre territory in northwestern Kazakhstan referred to herein as the Kempirsai deposit. The contract grants KKM the right to extract and process nickel and cobalt ore from the Kempirsai deposit, which is comprised of the Kara-Obinskoe and Stepninskoye sections (collectively referred to as the “Kara-Obinskoye section”) and the Novo-Shandashinskoe section. KKM also holds a subsoil use contract to produce brown coal from the Mamyt coal deposit, which is located within 40 kilometers of the Kempirsai deposit. Unless otherwise indicated by the context of the disclosure, the Kara-Obinskoye section, the Novo-Shandashinskoye section and the Mamyt deposit are collectively referred to herein as the “Kempirsai deposit.”

The primary asset of Kaznickel is an exclusive subsoil use license and contract that grants Kaznickel the exclusive right, through February 2008, unless extended, to explore for and engage in test production of nickel, cobalt and other minerals in a 12,232 acre area in northeastern Kazakhstan known as the Gornostayevskoye (“Gornostai”) deposit. The concession further provides that if we make a commercial discovery of nickel, cobalt or other minerals within the concession territory, we can apply for and receive the exclusive rights to commercially produce and sell nickel and cobalt ore through February 2026.

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

We also have minimum work program requirements under our subsoil use contracts for the Kempirsai nickel and cobalt ore and Mamyt brown coal deposits. Our current work program calls for us to extract the following amounts of ore and brown coal from the Kempirsai and Mamyt deposits:

	Tons of Ore	Tons of Brown Coal
2007	175,000	60,000
2008	350,000	200,000
2009	1,000,000	200,000
2010	1,000,000	200,000
2011	1,000,000	200,000
2012		200,000
2013		200,000
2014		200,000
2015		200,000
2016		200,000
2017		200,000
2018		200,000

We are currently at the exploration stage on the Gornostai deposit. To retain our subsoil use contract during exploration stage we are required to satisfy a minimum work program that is approved by the Geology Committee of the MEMR. We are currently in the third year of a three-year work program. Under this program, we are required to engage in an exploratory drilling program designed to identify and evaluate the mineral resources contained within the contract territory. In 2007, we are required to drill test holes totaling at least 12,961 meters. For 2007, we planned to drill approximately 615 test holes totaling approximately 15,700 meters during 2007. As of September 30, 2007 we have drilled a total of 15,625 meters (619 test holes).

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

We currently have no processing facilities at either the Kempirsai or Gornostai deposits. We plan to construct processing facilities to process our ores at our Kempirsai deposit. Historically, pyrometallurgy has been the most common processing procedure utilized to process nickel and cobalt ores. Hydrometallurgical technology has improved to the point that it is now an acceptable alternative to pyrometallurgy for processing nickel and cobalt ores. Both technologies require large plants, costly construction and expensive equipment often requiring capital infusions of hundreds of millions of dollars.

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

In July 2006 we realized net proceeds of approximately $26,600,000 through a private placement of our equity securities. As of September 30, 2007, we had spent approximately $24,222,000 of those funds. Approximately $12,200,000 was used to repay loans, $2,500,000 was used to meet our minimum working program obligations, approximately $2,200,000 was spent developing our hydrochlorination processing technology and $7,300,000 was used for working capital. At September 30, 2007, we had cash on hand of $2,378,425. We expect cash on hand will be sufficient to fund our operations through the end of the current fiscal year. We also anticipate the need to seek additional funding by the end of fiscal 2007 to continue our operations and our efforts to exploit our mineral resources. There is no assurance that we will be able to obtain additional funding in the future on favorable terms, or at all. At this time, we have no commitments from any parties to provide us additional funding.

Three months ended September 30, 2007 compared to the three months ended September 30, 2006

Revenue

During the three months period ended September 30, 2007, we earned revenue of $1,882. This revenue was generated from the sale of coal. By comparison during the third quarter 2006 we realized no revenue. We continue to investigate opportunities to sell ore from our Kempirsai deposit and brown coal from our Mamyt deposit. We do not, however, expect to realize significant revenue from ore or coal sales during the remainder of the current fiscal year.

Cost of Product Sold

We realized cost of product sold of $2,150 during the third quarter 2007. By comparison during the third quarter 2006 we realized no cost of product sold. Cost of product sold during the third quarter 2007 represented the cost associated with the brown coal sold. During the quarter, cost of coal sales exceeded revenue from coal sold because there is currently a limited market for the brown coal we mine. We sold coal for less than our production cost in hopes of attracting future interest in our brown coal. While we hope to establish a profitable market for our brown coal, there is no assurance one will develop. Even if we are unable to sell our brown coal at a profit in the future, we will likely continue to mine and sell brown coal because we are required to extract certain quantities of coal each year to maintain our subsoil use contract for the deposit.

We believe the real value of the Mamyt brown coal deposit will be as a potential energy source for the ore processing plant we plan to construct at the Kempirsai deposit. So, even if a profitable market for our brown coal does not develop, we anticipate we will continue to mine and, as possible, sell brown coal, in order to maintain our license and contract to the deposit, at least until the pre-feasibility study is completed and we have determined which processing method we will employ at the Kempirsai deposit.

                 General and Administrative Expenses

Our general and administrative expenses during the three months ended September 30, 2007 decreased to $871,463 from $1,287,652 during the three months ended September 30, 2006. During the 2006 quarter we produced no ore. As a result, production expenses (salaries of workers and other production expenses) of approximately $400,000 were allocated to general and administrative expenses. By comparison, during the 2007 quarter we produced 62,065 tons of ore, which allowed us to reduce the amount of workers’ salaries and other production expenses allocated to general and administrative expense during the three months ended September 30, 2007.

Research and Development Costs

We engaged in no research and development in connection with the development and testing of our hydrochlorination processing technology during the third quarter 2007 or during the third quarter 2006.

Exploratory Costs

We pursued an aggressive exploratory drilling program during the first half of 2007, which resulted in our nearly satisfying our full year drilling commitment during the first six months of the year. As a result, during the three months ended September 30, 2007 we completed drilling of 16 test holes (12 test holes in the South section of the Gornostai deposit and four test holes in the North section of the Gornostai deposit). We incurred $71,534 in exploratory costs during the three months ended September 30, 2007. By comparison, during the three months ended September 30, 2006, we drilled 105 test holes in the South section of the Gornostai deposit and incurred exploratory costs of $264,688. We will continue to engage in exploration activities throughout the remainder current fiscal year, but we expect our exploration activities to be limited in comparison to the first half of 2007. Therefore, we do not anticipate incurring significant additional exploratory costs throughout the balance of this year.

Accretion Expense

Accretion expense increased by $1,431 during the three months ended September 30, 2007 compared to the same period of 2006. Because we do not expect to engage in significant mining and production activities during 2007, we believe accretion expense will continue at rates consistent with those realized during the quarter ended September 30, 2007 through the balance of the current fiscal year.

Depreciation Expense

During the third quarter 2007 depreciation expense increased to $27,472 from $12,695 during the third quarter 2006. This increase resulted primarily from equipment acquisitions made during the past year. We believe depreciation expense will continue at rates consistent with those realized during the quarter ended September 30, 2007 through the balance of the current fiscal year.

Stock Grant Compensation Expense

During the three months ended September 30, 2007 we recognized $120,941 in grant compensation expense for restricted stock grants issued to certain officers and key employees during the fourth quarter 2006. We had no comparable expense during the three months ended September 30, 2006 because the restricted stock grants were not made until the fourth quarter of 2006.

Total Operating Expense

Our total operating expense decreased from $1,583,793 during the three months ended September 30, 2006 to $1,113,749 during three months ended September 30, 2007. The principal reasons for the $470,044 decrease are the following:

o

Reduction in exploratory drilling costs of $193,154 as we completed most of our 2007 drilling program by July 2007. By comparison, we were actively engaged in our 2006 drilling program throughout the entire three months of the quarter ended September 30, 2006;

o

Decrease in general and administrative expense of $416,189 as we increased our production of ore which led to decrease in allocation of the production costs to general and administrative expenses. By comparison, no ore was produced during the same period of 2006; and

o	Increase in recognition of the stock grant compensation expenses of $120,941. By comparison, we had no comparable expense during the three months ended September 30, 2006.

Despite the reduction in total operating expenses realized during the third quarter 2007 compared to 2006, we expect total operating expenses during the balance of 2007 to be higher as compared to 2006.

Loss from Operations

During the three months ended September 30, 2007 we experienced a loss from operations of $1,111,867 compared to a loss of $1,583,793 during the three months ended September 30, 2006. This decrease in loss from operations during the third quarter 2007 is the result of the decrease in total operating expenses during the third quarter 2007. We expect we will continue to generate losses from operations until such time as we begin significant ore production.

Interest Expense

We realized no interest expense during the three months ended September 30, 2007. During the three months ended September 30, 2006 we realized interest expense of $1,109,062. The interest expense realized during the third quarter 2006 resulted from retiring notes payable prior to their due dates and the full recognition of the debt discount of $885,970. Upon acquisition of KKM we assumed certain debts with interest rates that were considered to be below market rates. These particular debts with below market interest rates were discounted, for reporting purposes, to arrive at interest rates equivalent to market rates. The total payout of these debts was not adjusted, just the allocation of principal and interest payments. Upon the payoff of these debts, the interest expense, or discount, was recognized in full. The recognition of the debt discount was a one-time occurrence and we have not and do not expect to recognize a similar charge in future years. The actual dollar amount of funds paid by us for interest during the third quarter 2006 was $229,096.

Translation Adjustment

The consolidated financial statements are presented in U.S. dollars. The functional currency of our subsidiary Kaznickel is U.S. dollars. The functional currency of our subsidiary KKM is Kazakh tenge. Results of operations are translated into U.S. dollars at the average exchange rates during the reporting period. All balance sheet accounts of KKM are translated at exchange rates on the date of the financial statements and translation differences are included in stockholders’ equity as cumulative translation adjustments. However, non-monetary assets and liabilities of Kaznickel are translated into U.S. dollars, using historical or average exchange rates and monetary assets and liabilities are translated into U.S. dollars using exchange rates on the date of the financial statements where translation differences are included in results of operations.

Therefore, the translation adjustment in the consolidated financial statements represents the translation differences from translation of the Kaznickel’s financial statements. As a result, the translation adjustment is commonly, but not always, positive if the average exchange rates are lower than exchange rates on the date of the financial statements and negative if the average exchange rates are higher than exchange rates on the date of the financial statements.

As a result of the weakening of the US dollar against the Kazakh tenge, the average exchange rate during the three months ended September 30, 2007 was higher than the closing exchange rate, thus resulting in a negative translation adjustment during the three months ended September 30, 2007.

Exchange Gain (Loss)

During the quarter ended September 30, 2007 we realized an exchange gain of $361,665 compared to an exchange loss of $1,031,056 during the quarter ended September 30, 2006. As with translation adjustment, we recognize exchange gain or loss as a result of having subsidiaries operating in foreign countries whose functional currency may or may not be the U.S. dollar. This requires us to translate results of operations from a foreign currency, in this case Kazakh tenge, to U.S. dollars at the average exchange rate, where results of operations include exchange gains or losses on the U.S. dollar monetary assets and liabilities.

Interest Earned

During the three months ended September 30, 2007, we realized interest on deposits of $89,902. By comparison during the three months ended September 30, 2006 we earned $17,563 interest on deposits. The deposit accounts in which our funds are held provide for higher rates of return, varying from 3% to 8%, the longer the funds are left on deposit, with determination of the interest rate and recognition of the interest earned at the time the funds are withdrawn or upon the maturity date of the deposit. Certain deposits matured during the third quarter of 2007 which resulted in the realization of higher rates of return as compared to the third quarter 2006.

Other Income (Expense)

During the three months ended September 30, 2007 and 2006 we realized the following other income (expense):

For the three month ended	September 30, 2007	September 30, 2006
Income from rent of equipment	$ 43,128	$ 3,709
Loss from write off and disposal of inventory	(4,557)	(55,409)
Loss from disposal of property, plant and equipment	(6,898)	(3,419)
Total	$ 31,673	$ (55,119)

Income from rent of equipment earned during the three months ended September 30, 2007 substantially represents locomotive railroad services we provided through our subsidiary KKM, to third parties in the Badamsha region where we own certain railroad equipment and rail lines.

During the three months ended September 30, 2007 and 2006 we realized losses from the write off and disposal of inventory and from the disposal and impairment of property, plant and equipment in the amounts of $11,455 and $58,828, respectively. These losses from disposal of inventory and property, plant and equipment are substantially related to the write off and disposal of obsolete assets discovered during asset observations.

Net Loss

Because of reductions in operating expense and our realizing net other income of $405,714 compared to net other expense of $2,087,629 during the three months ended September 30, 2007 we experienced a net loss of $1,303,346, or $.01 per share, compared to a net loss of $3,671,422 or $.03 per share, during the three months ended September 30, 2006. We anticipate we will continue to experience net losses until we are able to engage in significant nickel and cobalt ore extraction, processing and sales. We do not expect to be engaged in significant ore extraction and processing prior to the 2009 fiscal year.

Nine months ended September 30, 2007 compared to the nine months ended September 30, 2006

Revenue

During the nine months ended September 30, 2007 we have been engage in negotiating ore sales agreements with certain third parties. As a result, 95% of the $38,537 we have realized in revenue during the current fiscal year has been from ore sales. These sales have primarily been for the purpose of testing our ore for suitability of processing at third party processing facilities. By comparison, during the nine months ended September 30, 2006 we realized no revenue from sale of ore and earned revenue of $52,356 from the sale of coal. We do not anticipate realizing significant revenue from ore or coal sales during 2007.

Cost of Product Sold

We realized cost of ore sold of $36,950 during the nine months of 2007. By comparison during the nine months of 2006 we realized $65,871 in cost of coal sold. Sales of ore and coal during 2007 and 2006 were not significant because, as discussed above, these sales were primarily made for marketing and testing purposes and for the purpose of meeting our minimum work program requirements. As we do not expect to engage in significant production during 2007, we do not expect to incur significant cost of product sold.

General and Administrative Expenses

Our general and administrative expenses during the nine months ended September 30, 2007 increased to $3,564,696 from $2,209,740 during the nine months ended September 30, 2006. This increase in general and administrative expenses during the nine months ended September 30, 2007 is mainly attributable to a $700,000 increase in salary expense and related taxes as a result of an increase in the number of personnel we employ and salary increases for existing employees, as our subsidiary KKM hired a number of personnel to carry out development and testing of the pilot plant and additional geologists, metallurgists and ecology supervisors. We also hired additional in-house accounting, finance, legal and information technology personnel. We do not expect to hire a significant number of additional employees until such time as operations or funding so justify. Therefore, we do not expect to experience significant increases in salaries and related taxes during the remainder of the 2007 fiscal year. Also, during second quarter we had a $270,000 increase in transportation and repair services related to modernization works at KKM’s facilities. Another contributing factor to the increase in general and administrative expenses was a $447,000 increase in professional fees, primarily attributable to increased legal and accounting fees and costs associated with a resource estimation prepared by a third party consulting firm. We believe this increase in professional fees was more a matter of timing and the one-time cost of the resource estimation than a trend and we expect professional fees to return to more traditional levels in upcoming quarters.

Research and Development Costs

We engaged in no research and development in connection with the development and testing of our hydrochlorination processing technology during the nine months ended September 30, 2007. During the nine months ended September 30, 2006 we spent $391,307 in research and development costs, primarily in connection with the development of our pilot plant. Given our limited funds, we have decided to allocate the funds budgeted for development and testing of our pilot plant to other uses. We do not anticipate engaging in additional development and testing of our hydrochlorination processing technology prior to receipt of the pre-feasibility study.

Exploratory Costs

As a result of our aggressive exploratory drilling program for 2007, during the nine months of 2007 we completed drilling of 619 test holes (611 test holes in the South section and 8 test holes in the North section of the Gornostai deposit) to an aggregate depth of 15,625 meters (14,965 meters in the South section and 660 meters in the North section). We incurred $1,467,338 in exploratory drilling costs through September 30, 2007. By comparison, during the nine months ended September 30, 2006, we drilled 169 test holes in the South section and no holes in the North section of the Gornostai deposit and incurred exploratory costs of $382,953. Our exploratory drilling program for our 2007 fiscal year calls for us to drill a total of 615 test holes to an aggregate depth of approximately 15,700 meters.

Accretion Expense

Accretion expense increased by $5,657 during the nine months ended September 30, 2007. Because we do not expect to engage in significant mining and production activities during 2007, we believe accretion expense will continue at rates consistent with those realized during the nine months ended September 30, 2007 through the balance of the current fiscal year.

Depreciation Expenses

During the nine months ended September 30, 2007 depreciation expenses increased to $94,253 from $48,423 during the nine months ended September 30, 2006. This increase resulted primarily from equipment acquisitions made during the past year. We believe depreciation expense during the final quarter of the current fiscal year will continue at rates consistent with those realized during the first nine months of the current fiscal year.

Grant Compensation Expense

During the nine months ended September 30, 2007 we incurred $307,993 in grant compensation expense for restricted stock grants issued to certain officers and key employees during the fourth quarter 2006. We had no comparable expense during the nine months ended September 30, 2006 because, as noted above, the grants were not made until the fourth quarter 2006.

Total Operating Expenses

Despite a 29% decrease in total operating expenses during the three month period ended September 30, 2007 we realized a 75% increase in total operating expenses during the nine months ended September 30, 2007 as a result of higher general and administrative expense, grant compensation expense and exploration costs, which expenses and costs were only partially offset by a reduction in research and development costs during the nine months ended September 30, 2007. Our total operating expenses increased $2,378,593 during the nine months ended September 30, 2007. We expect total operating expenses during the balance of 2007 to remain significantly higher as compared to 2006.

Loss from Operations

During the nine months ended September 30, 2007 we experienced a loss from operations of $5,493,251 compared to a loss of $3,100,839 during the nine months ended September 30, 2006. This increase in loss from operations is the result of the increase in total operating expenses and the reduction in revenue during 2007 as compared to 2006. We expect we will continue to generate losses from operations until such time as we begin significant ore production.

Interest Expense

During the nine months ended September 30, 2007 we incurred interest expense of $1,018 compared to interest expense of $1,474,274 during the nine months ended September 30, 2006. As discussed above, the interest expense realized during the first three quarters of 2006 resulted from retiring notes payable prior to their due dates and the full recognition of the debt discount of $885,970. Upon acquisition of KKM we assumed certain debts with interest rates that were considered to be below market rates. These particular debts with below market interest rates were discounted, for reporting purposes, to arrive at interest rates equivalent to market rates. The total payout of these debts was not adjusted, just the allocation of principal and interest payments. Upon the payoff of these debts, the interest expense, or discount, was recognized in full. The recognition of the debt discount was a one-time occurrence and we have not and do not expect to recognize a similar charge in future years. The actual dollar amount of funds paid by us for interest during the nine months ended September 30, 2006 was $529,096.

Translation Adjustment

As indicated above, the translation adjustment in the consolidated financial statements represents the translation differences from translation of the Kaznickel’s financial statements.

As a result of the weakening of the US dollar against the Kazakh tenge, the average exchange rate during the three months ended September 30, 2007 was higher than the closing exchange rate, thus resulting in a negative translation adjustment during the nine months ended September 30, 2007.

Exchange Gain (Loss)

During the nine months ended September 30, 2007 we realize an exchange gain of $1,053,644 compared to an exchange loss of $140,908 during the quarter ended September 30, 2006. As with translation adjustment, we recognize exchange gain or loss as a result of having subsidiaries operating in foreign countries whose functional currency may or may not be the U.S. dollar. This requires us to translate results of operations from a foreign currency, in this case, Kazakh tenge, to U.S. dollars at the average exchange rate, where results or operations include exchange gains or losses on the U.S. dollar  monetary assets and liabilities.

Interest Earned

During the nine months ended September 30, 2007, we realized interest on deposits of $316,529. By comparison during the nine months ended September 30, 2006 we earned $27,935 interest on deposits. As discussed above, the deposit accounts in which our funds are held provide for higher rates of return, varying from 3% to 8%, the longer the funds are left on deposit, with determination of the interest rate and recognition of the interest earned at the time the funds are withdrawn or upon the maturity date of the deposit. Certain deposits matured during the third quarter of 2007 which resulted in the realization of higher rates of return as compared to the third quarter 2006.

Other Income (Expense)

During the nine months ended September 30, 2007 and 2006 we realized the following other income (expense):

For the nine month ended	September 30, 2007	September 30, 2006
Income (loss) from rent of equipment	$ 141,011	$ (30,639)
Loss from writeoff and disposal of inventory	(5,433)	(78,813)
Loss from disposal of property, plant and equipment	(116,314)	(10,579)
Total	$ 19,264	$ (120,031)

Income (loss) from rent of equipment earned during the nine months ended September 30, 2007 and 2006 substantially represents locomotive railroad services provided by the Company, through its subsidiary KKM, to third parties.

During the nine months ended September 30, 2007 and 2006 the Company also realized losses from the write off and disposal of inventory and from the disposal and impairment of property, plant and equipment in the amounts of $121,747 and $89,392, respectively. These losses from disposal of inventory and property, plant and equipment are substantially related to the write off and disposal of obsolete assets discovered during asset observations.

                 Net Loss

For the foregoing reasons, during the nine months ended September 30, 2007 we experienced a net loss of $3,831,431, or $.03 per share, compared to a net loss of $4,838,386, or $.05 per share, during the nine months ended September 30, 2006. We anticipate we will continue to experience increasing net losses until we are able to engage in significant nickel and cobalt ore extraction, processing and sales. We do not expect to be engaged in significant ore extraction and processing prior to the 2009 fiscal year.

Liquidity and Capital Resources

Our capital resources have consisted primarily of funds we have borrowed from related and non-related parties and funds we raised through a private placement of our equity securities in July 2006. These funds, however, represent only a portion of the funds we will need to complete exploration and development and move to commercial production. As of September 30, 2007, we have $2,378,425 of the approximately $26,600,000 in net proceeds we realized from the private placement. We have used the money raised in the private offering to reduce debt, acquire equipment, continue exploration and fund operations. We anticipate the need for substantial additional capital resources. As discussed above, we are in negotiations with certain third parties for the sale of our ore, depending on the success of those negotiations, we may be able to fund our operating costs through the sale of our ore. We have received indications from certain of our primary shareholders that if we are unsuccessful in negotiating ore sales contracts, they are willing to provide additional funds to us to continue operations during 2008, most likely in the form of loans. We currently, however, do not have definitive agreements with any parties to provide us additional funding.

During the nine months ended September 30, 2007 and September 30, 2006, cash was primarily used to fund operations and repay notes payable. See below for additional discussion and analysis of cash flow.

For the Nine Months Ended September 30	2007	2006

Net cash used in operating activities	$(5,757,435)	$(4,883,510)
Net cash provided by (used in) investing activities	(528,452)	21,995,494
Net cash provided used in financing activities	-	(8,854,700)
Effect of exchange rate changes on cash	80,632	149,523
NET (DECREASE) INCREASE IN CASH	$(6,205,255)	$ 8,406,857

During the nine months ended September 30, 2007 net cash used in operating activities was $5,757,435 compared to net cash used in operating activities of $4,883,510 during the nine months ended September 30, 2006. This increase in net cash used in operating activities is primarily attributable to increases in salary and related taxes, exploratory costs and professional fees.

    During the nine months ended September 30, 2007 net cash used in investing activities was $528,452. By comparison, during the nine months ended September 30, 2006 we realized net cash from investing activities of $21,995,494, as a result of the private placement of our equity securities.

 During the nine months ended September 30, 2007 no cash was generated in financing activities compared to net cash used in financing activities of $8,854,700 during the nine months ended September 30, 2006. This cash used in financing activities is explained by availability of capital from our private placement for repayment of debts.

Plan of Operations

As of September 30, 2007 we had cash on hand of $2,378,425. As discussed above, we have budgeted to spend all of these funds in operations and development activities during remaining three months of 2007. Following is a brief description of how we anticipate allocating our cash on hand during the next three months.

Drilling and core analysis

We have allocated approximately $169,400 to the completion of our drilling and exploration program for the remainder of the 2007 fiscal year. This included exploration costs for geologist fees, geological data processors, core sample takers, topographers etc. The drilling program is completed in July 2007 by drilling 15,625 meters, including 14,965 meters in South section and 660 meters in North section. We have satisfied our 2007 minimum work program requirements for the Gornostai deposit. We do not expect to engage in additional drilling activities during the remainder of 2007. Currently, we are analyzing the results of our drilling and exploration works in order to prepare and submit an exploration report to the MEMR for finalizing the reserve estimates and obtaining permission for commercial production of the nickel ore from the Gornostai deposit.

Feasibility Study

We anticipate spending approximately $315,000 for the preparation of pre-feasibility studies for the construction of a processing plant at the Kempirsai deposit. As of September 30, 2007 we had spent $102,000 for the study.

Field modernization

We have allocated approximately $1,000,000 during 2007 for modernization of vehicles and equipment at the Kempirsai deposit to allow us to increase our ore extracting capabilities. As of September 30, 2007 we had spent approximately $563,000 to modernize vehicles and equipment at the Kempirsai deposit.

Administrative Expenses

We plan to allocate approximately $1,500,000 for administrative expenses during the next three months, which include expenses of maintaining offices in the United States and Kazakhstan, for salaries and taxes.

Professional Fees

We expect to incur approximately $52,000 in expenses for services of our financial auditors and securities attorneys during the next three months.

Additional Activities

We are currently considering alternatives to a hydrochlorination processing plant to allow us to begin to generate cash flow from the Kempirsai deposit. We are considering the economic viability of a pyrometallurgical or hydrometallurgical processing plant to produce ferronickel at our Kempirsai deposit. As noted above, we have allocated $315,000 in our 2007 budget for the preparation of pre-feasibility study to help us determine the appropriate technology for use at the Kempirsai deposit. Once that determination is made, we plan to undertake a feasibility study. Assuming the results of those studies are positive, we would like to move to the design phase of a commercial processing plant, including obtaining detailed engineering and design for plant construction. This would include flow sheet design and pilot testing. We estimate the cost to do this will be roughly $2.5 million.

Summary of Material Contractual Commitments

The following table lists our significant commitments as of September 30, 2007:

		Payments Due by Fiscal Year
Contractual Commitments	Total	Less than one year	2-3 years	4-5 years	After 5 years

Due to the government
of Republic of Kazakhstan(1)	$ 731,221	$ -0-	$731,221	$ -0-	$ -0-
Social projects(2)	321,000	-0-	14,000	307,000	-0-
Asset retirement obligation(3)	1,060,515	-0-	-0-	-0-	1,060,515
Operating leases	61,900	61,900	-0-	-0-	-0-
Total	$ 2,174,636	$61,900	$745,221	$307,000	$1,060,515

(1) In connection with our acquisition of the exploration contract covering the Gornostai deposit, we are required to repay the Republic of Kazakhstan for historical costs incurred by it in undertaking geological and geophysical studies and infrastructure improvements. The repayment terms of this obligation will not be determined until such time as we apply for and are granted a contract to engage in commercial production by the Republic of Kazakhstan. Under our current contract once we determine the property contains commercially producible reserves, if we wish to commence commercial production, we must apply for such right prior to the expiration of our exploration rights in February 2008, unless we extend our exploration period. We anticipate that we will apply for a commercial production contract within the next 1-3 years. Of course, there is no guarantee when or if we will discover commercially producible reserves within the Gornostai deposit. Should we decide not to pursue a commercial production contract, we can relinquish the Gornostai deposit to the Republic of Kazakhstan in satisfaction of this obligation.

(2) Under the terms of our subsoil use contracts, we are required to make funding for social projects relating to employees of KKM, including improvements to living conditions, etc., in the amount of $117,906. We have already satisfied approximately $97,000 of this obligation during 2007 by transferring an idle building to the Badamsha village administration. We are also required to donate $300,000 for the ongoing development of Astana and Kurchatov, which are cities in Kazakhstan.

(3) Under the terms of our subsoil use contracts, we are required to remove all operating equipment and remediate the property. This remediation work can be done during the term of the subsoil use contract or upon completion of the terms of the contract.

For us to maintain our rights to the Kempirsai, Mamyt and Gornostai deposits we must satisfy the work program requirements of the MEMR. Each year we must submit a proposed annual work program under each subsoil use contract or license to the MEMR. This annual work program must be reviewed and approved by the MEMR.

In July 2007 we completed the minimum exploratory drilling requirements for 2007 associated with the Gornostai deposit.

As part of the minimum work program requirements for the Kempirsai deposit we are required to extract 175,000 tons of nickel ore during 2007. As of September 30, 2007 we have extracted and placed into storage 79,021 tons of nickel ore, or 45% of the required amount for 2007. If we are successful in negotiating nickel ore sales contracts during the fourth quarter we anticipate we will meet the minimum nickel ore extraction requirements by the end of 2007. If we are not successful in negotiating nickel or sales contracts and do not believe we will meet our minimum ore extraction requirements by year end we will seek to negotiate a revision of our ore extraction requirements for 2007.

As part of the minimum work program requirements for the Mamyt brown coal deposit we are required to extract 60,000 tons of brown coal during 2007. As of September 30, 2007, we had extracted a very limited amount of brown coal because we have had no buyers for our coal. At this time we are negotiating several tenders for the sale of our brown coal. Depending upon the outcome of these tenders, we may or we may not meet our minimum brown coal extraction requirements by the end of 2007. If we do not believe we will meet our minimum extraction requirement by year-end, we will discuss this matter with the MEMR and attempt to negotiate a revision to our brown coal extraction requirements.

Off-Balance Sheet Financing Arrangements

As of September 30, 2007 we had no off-balance sheet financing arrangements.

Critical Accounting Policies

We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses and revenues, to the extent we generated revenue during the periods presented. Actual results could differ from these estimates. Our significant accounting policies require us to make difficult, subjective or complex judgments or estimates. We consider an accounting estimate to be critical if (1) the accounting estimate requires us to make assumption about matters that were highly uncertain at the time the accounting estimate was made and (2) changes in the estimates that are reasonably likely to occur from period to period, or use different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations.

There are other items within our financial statements that require estimation, but are not deemed critical as defined above. Changes in estimates used in these and other items could have a material impact on our financial statements. Management has discussed the development of these critical accounting estimates with our board of directors and they have reviewed the foregoing disclosure.

Use of Estimates – In connection with the preparation of our financial statements, we are required to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. One of the significant areas requiring the use of management estimates and assumptions relates to environmental reclamation and closure obligations. Under our licenses with the Republic of Kazakhstan, following completion of exploration and mining activities we are required to reclaim our licensed territories. To prepare our financial statements in accordance with accounting principles generally accepted in the United States of America we are required to account for this obligation. The determination of the amount of the mine retirement and environmental reclamation obligation the Republic of Kazakhstan will impose upon us, however, has not yet been determined. The determination of the mine retirement and environmental reclamation obligation is based, in significant part, on the size of each deposit. Because we are still exploring our Gornostai property and do not yet know the full extent of the Gornostai deposit, the mine retirement and environmental reclamation obligation has not yet been set by the Republic of Kazakhstan. While we base our estimate of this obligation on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ significantly from our estimate.

Income Taxes – While we are a Utah corporation, our primary operations are in the Republic of Kazakhstan. The Republic of Kazakhstan was formed in 1991 following the break-up of the former Soviet Union. At the time the Republic of Kazakhstan was formed, it adopted a new tax code. The tax code and the application of tax laws in the Republic of Kazakhstan are still developing and may not be uniformly applied in all instances.

Depreciation, Depletion and Amortization – We capitalize the costs we incur in developing new properties as they are incurred, where it has been determined that the property can be economically developed based on the existence of proven and probable reserves. At our surface mines, these costs include costs to further delineate the ore body and remove overburden to initially expose the ore body. All such costs are amortized using the units-of-production (“UOP”) method over the estimated life of the ore body based on recoverable minerals to be mined from proven and probable reserves. The calculation of the UOP rate of amortization, and therefore the annual amortization charge to operations, could be materially impacted to the extent that actual production in the future is different from current forecasts of production. We do not have current reserve reports on our properties. Rather, the data we use to help form the basis of our estimates of future production is data that was gathered during the Soviet era. We were not involved in the gathering of the data or the preparation of the reports. Should the data prove to be inaccurate, our estimates of future production and UOP could be materially impacted.

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

Foreign Currency Risk

Our functional currency is the U.S. dollar. Our Kazakhstani subsidiary Kaznickel uses the U.S. dollar as its functional currency and KKM uses the Kazakh tenge as its functional currencies. To the extent that business transactions in Kazakhstan are denominated in the Kazakh Tenge we are exposed to transaction gains and losses that could result from fluctuations in the U.S. Dollar—Kazakh Tenge exchange rate. When the US dollar strengthens in relation to the Kazakh Tenge, the US dollar-reported expenses will decrease. We do not engage in hedging transactions to protect us from such risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required financial disclosures. Because of inherent limitations, our disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of such disclosure controls and procedures are met.

As of the end of the period covered by this Report we conducted an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2007.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

BEKEM METALS, INC.

Date: November 13, 2007	/s/ Yermek Kudabayev
Yermek Kudabayev Interim Chief Executive Officer, Chief Financial Officer

6