Form 10-K/A
period 2006-12-31
BEKEM METALS INC
filed 2008-03-20
CIK 1223550

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB/A-1

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

The issuer's revenue for its most recent fiscal year was: $105,304.

The aggregate market value of the issuer's voting stock held as of March 20, 2007, by non-affiliates of the issuer was approximately $45,054,015, based on the average of the bid price and the ask price for the Company's common stock on that date, as reported on the OTCBB.

As of March 5, 2007, the issuer had 125,172,011 shares of its $0.001 par value common stock outstanding.

Transitional Small Business Disclosure Format. Yes ☐ No ☒

Documents incorporated by reference: None

EXPLANATORY NOTE

Bekem Metals, Inc. (hereinafter referred to as “us,” “we,” the “Company” or “Bekem”) is filing this Amendment No. 1 on Form 10-KSB/A-1 (the “Amendment”) to its Annual Report for the fiscal year ended December 31, 2006, which was filed with the Securities and Exchange Commission (“SEC”) on April 2, 2007 (the “Original Report”) in response to certain comments raised by the staff of the SEC. While the staff commented on a number of issues, as discussed in more detail herein the primary issue raised by the staff was whether the presentation of the Company as a “production stage” enterprise was proper, or whether, it would be more consistent with SEC Industry Guide 7, “Description of Property by Issuers Engaged or to Be Engaged in Significant Mining Operations” (“Industry Guide 7”) to present the Company as an “exploration stage” enterprise.

The disclosure and the financial statements included in the Original Report present us as a production stage enterprise. At the time we prepared and filed the Original Report we believed we were a production stage enterprise for a number of reasons including:

•

the licenses we hold from the Ministry of Energy and Mineral Resources of the Republic of Kazakhstan (“MEMR”) to the Kempirsai and Mamyt deposits are production licenses that require us to extract certain quantities of nickel, cobalt and brown coal in order to retain those licenses;

•	the deposits have a history of commercial production during the 1980s and 1990s; and
•	we had engaged in some limited mineral extraction activities in accordance with the terms of our licenses.

We also considered the fact that we had historical reserve reports prepared during the Soviet era that both the State Resources Committee and the MEMR recognized as indicative of commercially producible reserves of nickel and cobalt ores and brown coal at the Kempirsai and Mamyt deposits. While we did not include a discussion of those reserves in the Original Report, because we were unsure whether the reserve reports would meet the standards established by the SEC, we did believe, coupled with the other factors discussed above, that the reserve reports supported our presentation as a production stage enterprise.

Following discussion with the staff of the SEC and further research we now agree that the determination of reserves and production stage activities made by Kazakhstani governmental authorities is not binding upon or authoritative under Industry Guide 7. We further agree with the staff’s position that until such time as we have a reserve report prepared in accordance with the standards recognized by the SEC, the Company should be presented as an exploration stage enterprise. The purpose of Amendment is to, among other things, revise the presentation of the Original Report to present the Company as an exploration stage enterprise.

Items 1 and 2 “Description of Business and Properties” of the Original Report is hereby revised to clarify that as of December 31, 2006 the Company was in the exploration stage. Items 1 and 2 have also been revised to add small scale maps showing the location and access to each of the Company’s properties, to expand disclosure regarding the characteristics of our nickel and cobalt deposits and to provide additional information such as, sampling collection and preparation and analytical procedures followed and quality assurance/quality control protocols developed used in the Company’s exploration program.

Item 6 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Original Report is hereby revised to likewise present the Company as an exploration stage enterprise. Disclosure regarding “Other income (expense)” and “Revenue” in Item 6 have also been revised. In the Original Report, the Company had included in “Revenue” $52,948 charged to a third-party for locomotive services provided by the Company. After further review, it was determined that this amount should have been recorded as “Other income (expense)”. The disclosure in Item 6 has been revised to address this change and its effects. The discussion of “Critical Accounting Policies” has been revised to provide enhanced discussion and analysis of the Company’s critical accounting policies and assumptions in accordance with SEC Releases No. 33-8350, 34-48960 and FR-72.

The audited consolidated financial statements and notes to the financial statements included in Item 7 “Financial Statements” of the Original Report are hereby revised to present the Company as an exploration stage enterprise rather than a production stage enterprise. As noted above, the “Consolidated Statements of Operations” has also been revised to reflect a reduction in “Revenue” and a corresponding increase in “Other income (expense)”, to correct the reporting of deferred compensation expense. In addition, the weighted average number of share outstanding was corrected in the “Consolidated Statements of Operations.” The notes to the financial statements have been revised to:

•	provide clarification regarding the Company’s disclosure regarding impairments of long-lived assets and long-lived assets to be disposed of;
•	show that SAB 108 did not have a material effect on the Company’s financial statements;
•	discuss why the Company was able to acquire its interest in Kyzl Kain Mamyt LLC at a price significantly below the fair value of its long term assets;
•	clarify the restrictions on use of bank deposits; and
•

include unaudited Note 14 “Subsequent Events” regarding litigation between the Company and the MEMR in connection with the purported unilateral cancelation of the Company’s contracts and licenses to the Kempirsai and Mamyt deposits.

The reclassification resulted in a $118,180 increase in “Net Loss”, which did not change “Basic Loss Per Common Share.”

Item 8A “Disclosure Controls and Procedures” of the Original Report is hereby revised to more specifically state the conclusions of the Company’s certifying officers with respect to whether the Company’s disclosure controls and procedures were effective at accomplishing all of the items included within the definition of disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act of 1934, as amended and to address changes to our disclosure controls and procedures.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, this Amendment also includes currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certification exhibits and Item 13 “Exhibits” have been revised accordingly.

This Amendment speaks only of the original filing date of the Original Report and, except for those Items disclosed in this explanatory note, is unchanged from the Original Report. This Amendment does not reflect events after the filing of the Original Report or modify or update those disclosures affected by subsequent events. Therefore, you should read this Amendment together with our other reports that update and supersede the information contained in this Amendment.

FORWARD LOOKING STATEMENTS

Certain statements contained herein including, but not limited to those relating to our plan of operations, future potential revenue, future expenses, future exploration of our mineral properties, the development and commercial viability of our processing technology, our ability to obtain future governmental approvals, expansion of our activities, our ability to generate cash flow, future demand for nickel, cobalt and brown coal, future commodity prices, integration of new technologies into operations, credit facilities, future capital expenditures and working capital, sufficiency of future working capital, borrowings and capital resources and liquidity, expectations of timing, satisfaction of contingencies, the impact of any change in accounting policies on our financial statements, future acquisitions, management’s assessment of internal control over financial reporting, financial results, opportunities, growth, business plans and strategy and other statements that are not historical facts contained in this report are forward-looking statements. When used in this document, words like “believe,” “expect,” “project,” “intend,” “estimate,” “budget,” “plan,” “forecast,” “predict,” “may,” “will,” “could,” “should,” or “anticipates” and similar expressions or the negative thereof, or other variations thereon, or comparable terminology, or discussions of strategy that involve risk and uncertainties are also intended to identify forward-looking statements. Such statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance or achievements of the Company or industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, market factors, market prices (including regional basis differentials) of nickel, cobalt and brown coal, results of future exploration and extraction activities, future costs, unsettled political conditions, civil unrest and governmental actions, foreign currency fluctuations, and environmental and labor laws and other factors detailed herein. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. These forward-looking statements are based on current expectations, and we assume no obligation to update this information. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

PART I

Items 1 & 2.	Description of Business and Properties

Company History

We are engaged in the exploration of nickel, cobalt and brown coal deposits in the Republic of Kazakhstan.

We incorporated in the state of Utah under the name EMPS Research Corporation on January 30, 2001. Until the end of the 2004 fiscal year, our primary business focus was the development, marketing and licensing of our patented technology for use in commercially separating nonmagnetic particulate material by building and testing a high frequency eddy-current separator (“HFECS”).

We changed our name to Bekem Metals, Inc., on March 16, 2005 following our acquisition of Condesa Pacific, S.A., a British Virgin Islands international business company, and its wholly owned subsidiary Kaznickel, LLP in January of 2005. With the acquisition of Kaznickel, our primary business focus shifted from the development of our HFECS technology to exploring for nickel and cobalt in Kazakhstan. On July 24, 2006 Condesa transferred its interest in Kaznickel to Bekem, making Kaznickel a wholly-owned subsidiary of Bekem. On October 1, 2006 Bekem sold Condesa to a third party for nominal value.

The primary asset of Kaznickel is an exploration and production concession issued by the government of the Republic of Kazakhstan which grants Kaznickel the exclusive right, through February 2008, unless extended, to explore for nickel, cobalt and other minerals in a 12,232 acre area in northeastern Kazakhstan known as the Gornostayevskoye (“Gornostai”) deposit. The concession further provides that if we make a commercial discovery of nickel, cobalt or other minerals within the concession territory, we can apply for and receive the exclusive rights to commercially produce and sell nickel and cobalt ore through February 2026.

On October 24, 2005 we acquired Kazakh Metals, Inc. (“KMI”), and its wholly owned subsidiary Kyzyl Kain Mamyt (“KKM”), LLP in exchange for 61,200,000 shares of our common stock. KKM holds the exclusive subsoil use contract to extract and process nickel and cobalt ore from its Kempirsai deposit, which is comprised of the Kara-Obinskoye, and Stepninskoye sections (collectively referred to as the “Kara-Obinskoye section”) and Novo-Shandashinskoye section, and brown coal from its Mamyt deposit. Unless otherwise indicated by the context of the disclosure, the Kara-Obinskoye section, the Novo-Shandashinskoye section and the Mamyt deposit are collectively referred to herein as the “Kempirsai deposit.” Under the applicable accounting reporting rules, KMI was considered the accounting acquirer.

## Company Structure

Bekem Metals, Inc.
(Wholly owned)
Kazakh Metals, Inc., a BVI international business company
(Wholly owned)
Kyzyl Kain Mamyt LLP, a Kazakhstan limited liability partnership
Kempirsai Concession
Western Kazakhstan (575,756 acres)
Mamyt Concession
Western Kazakhstan (116 acres)
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

Our Properties

As discussed above, through our subsidiaries, we hold the rights to the Kempirsai nickel, cobalt and brown coal deposits, which are located in northwestern Kazakhstan and the Gornostai nickel and cobalt deposit located in northeastern Kazakhstan.

Location and access to our properties

The Kempirsai deposit is located in the Khromtausky region of northwestern Kazakhstan, approximately 130 kilometers northeast of Aktobe, Kazakhstan. The nickel and cobalt deposits are located approximately 35 kilometers south of Badamsha village, Aktobe region, Kazakhstan and the brown coal deposit is located approximately 30 kilometers east of Badamsha village, Aktobe region, Kazakhstan. Badamsha is a village of approximately 6,000 people. The Aktubinsk-Karabutak asphalt highway runs within 14 kilometers to the south of the nickel and cobalt deposit. The nickel, cobalt and brown coal deposits can be accessed through a network of country roads. The Orsk-Kanadagash state railway runs nearby the Kempirsai deposit and, through our subsidiary KKM, we own 55 kilometers of our own railway. Our railway connects the Kempirsai deposit to a reloading station and to a Russian railway.

The Gornostai deposit is located in the Beskaragaiskiy region of northeastern Kazakhstan, approximately 110 kilometers west of Semey, Kazakhstan and 30 kilometers east of Kurchatov, Kazakhstan. The Gornostai deposit is divided into the South and North sections by the navigable Irtysh River. The Gornostai deposit may be accessed by an asphalt highway that crosses the northern part of the South section of the deposit. The Semey-Astana railway also passes through the northern part of the South section of the deposit.

Title to Properties

We hold several subsoil use contracts that grant us the right to explore for and extract nickel, cobalt and brown coal at the Kempirsai deposit. We also hold an subsoil use contract that currently grants us the right to explore for nickel, cobalt and other minerals within the Gornostai deposit. Upon discovery of commercially producible reserves we can apply to move to commercial production. For additional information regarding our contracts please see the following table.

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

The Kempirsai deposit was discovered and actively explored during the Soviet era. In the 1980s, the State Reserves Committee approved the reserves (based on Soviet standards) and approved the Kempirsai deposit for commercial production. The Kempirsai deposit was actively mined during the 1980s and early 1990s. Active mining at the Kempirsai deposit ceased in 1996. The working program associated with these licenses for the Kempirsai nickel, cobalt and Mamyt brown coal deposits are production contracts, those contracts do not require us to undertake significant exploration activities. While we do not have fixed exploration obligations, in order to retain our licenses we are required to engage in certain activities. For details regarding our minimum mine production requirements see “Working Programs of our Subsidiaries” in this Item 1 & 2 “Description of Business and Properties.”

The subsoil use contract to the Gornostai deposit was issued in February 2004. At the time it was issued, the MEMR determined that additional exploration of the deposit was necessary to determine the existence of commercially producible mineral reserves. Therefore, the subsoil use contract provides a period for exploration. Under the terms of the contract for the Gornostai deposit, we were granted the right to explore for nickel and cobalt for two years. The exploration term provides for two two-year extensions upon our request. We requested and were granted our first extension, extending the current exploration period to February 2008. Upon discovery of commercially producible nickel and/or cobalt reserves, we may notify the MEMR and convert from exploration stage to commercial production stage. If we make no commercial discoveries before the end of the exploration period, as extended, our rights to the territory will revert back to Republic of Kazakhstan. Upon completion of exploration, we will return to the Republic of Kazakhstan the rights to all areas within the licensed territory wherein no commercial discoveries of nickel and/or cobalt were made.

When we complete exploration of the Gornostai deposit, assuming we make commercial discoveries, we will apply to the MEMR to move to commercial production. At that time we will be required to pay a 0.1% commercial discovery bonus based on the initial determination of our mineral resources by the MEMR.

The term of each of our subsoil use contracts vary. Under our contracts we have the right to negotiate with the MEMR for extensions of the terms of those contracts. If we are unsuccessful in negotiating extensions, upon the expiration of those contracts our interest in and rights to those properties terminates and reverts back to the government of the Republic of Kazakhstan, but we retain the rights to all tangible and intangible assets we acquire for exploration, extraction and production at these deposits.

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

Working Programs of our Subsidiaries

For us to maintain our rights to the Kempirsai and Gornostai deposits we must satisfy the work program requirements of the MEMR for each property. Each year we must submit a proposed annual work program under each subsoil use contract or license to the MEMR. This annual work program must be reviewed and approved by the MEMR. The current work program under our KKM contracts and licenses calls for KKM to extract the following amounts of ore from the Kempirsai deposit and brown coal from the Mamyt deposit:

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

Should we fail to complete the minimum work program in any year, the MEMR could review the work program, request an update and amendment to the work program, impose fines and penalties upon us or even revoke our subsoil use contracts and licenses.

Geology and mineralization of our deposits

Kempirsai

As mentioned above, the Kempirsai nickel and cobalt deposit is comprised of two deposits: Kara-Obinskoye, and Novo-Shandashinskoye. These deposits are located approximately 5-10 kilometers from each other. The results of exploration carried out during the Soviet era show that nickel and cobalt ore is located within the Kempirsai deposit ultramafic massif. The minerals are found in laterite form and are associated with leached nontronized serpentinites. The ore bodies have a blanket-like shape and tend to lie conformably on the underlying rocks. The depth of ore bodies from the surface is 0-40 m. In vertical section they are mainly horizontal in attitude and show variable thickness. Thickness varies from 2.0 meters to 30.0 meters, with an average thickness of 6.0 meters. Average stripping ratio is 1.5 cubic meters per ton. The nickel content of the ore within the Kempirsai deposit varies from 0.8% to 3.0% and cobalt – from 0.025% to 0.08%. The average nickel and cobalt content for the Kara-Obinskoye are 1.1% and 0.066% respectively. The average nickel and cobalt content for the Novo-Shandashinskoye deposit are 1.38% and 0.045%.

The ore reserves of the Kempirsai deposit were evaluated during the Soviet era based on Soviet standards. The Soviet standards, however, are not consistent with the standards established by the SEC. Therefore, consistent with Industry Guide 7, we have included no claims as to the ore reserves that may be contained within the Kempirsai deposit. Until such time as we establish commercially producible reserves within the Kempirsai deposit you should consider the Kempirsai project to be exploratory in nature. The Kempirsai deposit is currently being evaluated by Wardell Armstrong, a qualified independent engineering firm. We anticipate they will issue a preliminary report during the second quarter 2007. For additional information regarding reserves please see “Reserves” in this Items 1 & 2 “Description of Business and Properties.”

Gornostai

Exploration activities conducted during the Soviet era and by us since we acquired the rights to the deposit have identified 21 ore bodies through drilling within the South section of the deposit and two ore bodies in the North section. The area of the deposit is located within the Gornostai ultramafic belt. The area of deposit is characterized by three distinct zones of ochre, nontronite, and leached and disintegrated serpentinite:

•	Ochre zone represents the upper part of the serpentinite weathered crust.
•	Nontronite zone is more widespread than the ochre zone with thickness varying from 2 up to 10 m (sometimes reaching 30 m)
•	Zone of leached and disintegrated serpentinite is the most widespread amongst the three zones. The zone mean thickness is 15-20 m (in some cases up to 50 m).

The minerals are found mainly in laterite form. The ore bodies have embedded form, are mainly horizontal in attitude and show variable thickness. The nickel content in the ore bodies varies from 0.7% to 2.3% and cobalt from 0.05% to 0.37%. The ore bodies are typically located at depths between 0 to 20 meters from the surface, allowing from strip mining. The lengths of the ore bodies range from 200 meters to 4,050 meters and widths range from 200 meters to 2,000 meters. Thickness varies from 0.8 meters to 15 meters. Average ore body thickness is around 4.2 meters, with an estimated average stripping ratio of 1.8 cubic meters per ton. Of the drilling done to date, the average content of nickel is 0.85% and cobalt 0.059%.

Based on the exploration activities undertaken on the deposit, we believe the size of the ore bodies, their simple form and shallow bedding will allow the deposit to be mined by open pit method with a low stripping ratio.

Despite the exploration work completed during the Soviet time and by us since acquiring this deposit, we do not have a current ore reserve estimate for the Gornostai deposit that complies with the standards established by the SEC. Accordingly, and consistent with Industry Guide 7, we provide no claims as to the ore reserves that may be contained within the Gornostai deposit. Moreover, because we are currently in the exploration stage of our contract and have not yet established commercially producible reserves, the Gornostai project should be deemed exploratory in nature. This deposit is currently being evaluated by Wardell Armstrong. We expect Wardell Armstrong will complete their evaluation and issue their preliminary report during the second quarter of 2007. For additional information regarding reserves please see “Reserves” in this Items 1 & 2 “Description of Business and Properties.”

History and current state of our deposits

Kempirsai

The KKM subsoil use contract to the nickel and cobalt deposits covers a 575,756 acre territory, in northwestern Kazakhstan. This contract was issued by the MEMR and incorporates License series MG#420 and MG#426. These licenses to the nickel and cobalt deposits cover a period expiring on October 12, 2011. This contract may be extended upon agreement between KKM and the MEMR. KKM also holds a subsoil use contract that incorporates License series MG #9-D for a brown coal deposit located within 40 kilometers of its nickel and cobalt deposit. This contract expires on December 11, 2018 with the possibility of further extensions.

Historical exploration and production activities

Deposits in the area of the Kempirsai deposit were first discovered in the 1930s. The Kempirsai deposit was discovered in 1938 and explored during the Soviet era. During the late 1970s the Kara-Obinskoye and Novo-Shandashinskoye sections were explored by core drilling on a 12.5-25m x 25m grid. The volume of exploration works done on the deposits were as follows:

Deposit	Number of Holes	Meters	Samples

Kara-Obinskoye	4,498	79,400	46,490
Novo-Shandashinskoye	780	7,770	6,135

The State Reserves Committee approved the Kara-Obinskoye and Novo-Shandashinskoye reserves for commercial production in the 1980s. These deposits, along with others in the region, were assigned to YuzhUralNickel during the Soviet era. YuzhUralNickel is a Russian company with a nickel processing plant in Russia located approximately 90 kilometers north of the Kempirsai deposit. Approximately 171 million tons of nickel ore have been mined from deposits in the area where the Kempirsai deposit is located, including 770,000 tons from the Kara-Obinskoye and Novo-Shandashinskoye sections of the Kempirsai deposit. During peak production in the late 1980s, almost five million tons of ore were mined annually from the Kempirsai deposit. Active mining of the Kempirsai deposit was discontinued in 1996.

The Kempirsai deposit remained the property of YuzhUralNickel after the break up of the Soviet Union until 1996, when a joint venture between YuzhUralNickel and the Kazakhstan State Property Committee was formed. Because of a lack of Russian interest in developing this deposit in Kazakhstan, the joint venture was unsuccessful. In 1999 the rights to the Kempirsai and Mamyt deposits were acquired by KKM from the joint venture. Due to a lack of funding and processing capability, combined with market conditions and the nickel content of Kempirsai ore, KKM has not engaged in active or significant mining activity since acquiring the deposits.

Historically, the Kempirsai deposit was open-pit mined, with maximum mining depths of approximately 20 meters. We anticipate that the Kempirsai deposit will be open-put mined in the future.

Plant, equipment and infrastructure

KKM owns fuel tanks, locomotives, rail cars, railway cranes, bridge cranes, railway cisterns, maintenance equipment, excavators, motor graders, passenger vehicles, passenger buses, heavy dump trucks, hoppers, scales, lathes, forging hammers, presses, grinding, milling and boring machines, boilers, electrical substations, office equipment, business machines, portable communication equipment, laboratory equipment and multiple buildings. The machinery was manufactured between 1950 and the present. The buildings were built between the 1940’s and the early 1990’s. Our equipment and infrastructure in its current state has the capacity to mine approximately 250,000 tons of ore annually. Much of our existing equipment and buildings will need repair and refurbishing prior to being put into active operation. We estimate the cost of these repairs to be approximately $1,000,000. Once repaired, we expect our infrastructure and equipment to have a standing capacity to mine up to 500,000 tons of ore annually.

In addition to the rail and road infrastructure discussed above, 220 and 110 kilovolt high voltage power lines run nearby the Kempirsai deposit and the Buhara-Ural gas pipeline runs approximately 10 km to the east of the Kempirsai deposit, (see “Kempirsai Project Location Map” included in “Location and access to our properties” in this Item 1 & 2 “Description of Business and Properties.”) We can access water from the lakes around Badamsha. In the future, we also plan to use coal from our Mamyt deposit to supply power for an ore processing plant.

Costs

Since acquiring the rights to the Kempirsai deposit in 1999, KKM has expended approximately $14,000,000 million at the Kempirsai deposit, including approximately $5,500,000 from the date we acquired KMI in October 2005 through December 31, 2006. We anticipate future planned costs to be up to $600 million, depending on technology and capacity of the processing plant we plan to build at the Kempirsai deposit as discussed herein greater detail in the “Processing” section of this Item 1 & 2. “Description of Business and Property.” We plan to spend approximately $3.4 million in 2007, depending on ore sells, in the further development of the Kempirsai deposit and in the “Plan of Operations” section of Item 6. “Management’s Discussion and Analysis.”

Gornostai

In February 2004, Kaznickel acquired a concession for exploration and development of the Gornostai nickel and cobalt deposit (contract No. 1349 registered by the MEMR), covering 12,232 acres in eastern Kazakhstan.

We are at the exploration stage on the Gornostai deposit. This deposit was discovered in 1958. From 1960 to 1968 a series of geological and prospecting surveys and evaluation work was performed on both sections of the deposit by the Semipalatinsk Expedition to evaluate available nickel and cobalt ore reserves. The surveys identified and explored 21 ore bodies on the South section and two ore bodies on the North section of the deposit. These exploration works tested the deposit to depths of around 50-75 meters in the South section and up to 150 meters in the North section.

In the South section, drilling was undertaken on a 200-400 meter x 100-200 meter grid. In total 2,067 shallow depth holes with a total length of about 60,000 m and several deep holes with a total length of 2,857 meters were drilled. 48 pits varying in depth between 4.3 – 24.6 meters (570 meters in total) were explored around drill hole to check core sample results. In 1965 two pits were explored for metallurgical samples. Sample weights were 1.3 and 3.6 tons. Samples were tested at the VNIITzvetmet Institute in Ust-Kamenogorsk, Kazakhstan.

In the North section, drilling was undertaken primarily on a 1600 meter x 400 meter grid. Ore bodies of significant thickness, up to 40 meters, with nickel content up to 3.64% (average 1.55%) were identified. These deposits were located at depths between 40-90 meters.

The Gornostai deposit was abandoned, however, as reserves around Norilsk in Russia were considered more attractive because of larger reserves and higher nickel content. Moreover, the Norilsk reserves were already at the production stage. In addition, a Soviet army nuclear test site, similar to the Nevada Test Site, was located near the Gornostai deposit. The surrounding territory, including the deposit, was considered a secret military zone. For these reasons, further exploration of the deposit was discontinued in 1968.

The last nuclear testing in the area was conducted more than 15 years ago. Recent tests show that the radiation levels in the soil, water and air are within normal ranges.

Exploration activities

Since acquiring Kaznickel, consistent with the terms of the current three-year work program for the deposit approved by the MEMR in 2005, we have engaged in exploration activities within the Gornostai licensed territory to determine the characteristics of this deposit. During 2006 we drilled 488 holes to a total depth of 12,652 meters, and an average depth of 30 meters per hole, and have taken 6,755 geochemical and core samples to CenterGeoAnalit LLP, a nationally accredited independent laboratory located in Karaganda, Kazakhstan, to perform spectrum and quantity analysis to identify the content of nickel, cobalt and iron. During 2005 we drilled 42 holes to a total depth of 1,065 meters, and an average depth of 30 meters and have taken 595 samples to the Institute of Nonferrous Metals, located in Oskemen, Kazakhstan. Under the three-year work program, we are required to drill an additional 12,961 meters in 2007. In addition to the drilling works that have been completed, a small area of the Gornostai deposit was strip mined in 1991.

As discussed above, currently the exploration stage of our license runs through February 2008. We have the option to extend exploration stage through December 31, 2009. During the exploration stage we are required to engage in certain activities to determine the existence of commercially producible mineral reserves. We have planned the following exploration activities for 2007, which we believe will be sufficient to both satisfy our minimum work program requirements and to help us establish commercially producible reserves within the Gornostai deposit. Once we establish commercially producible reserves, we plan to move to commercial production at the Gornostai deposit.

Activity	Quantity	Anticipated Timetable	Estimated Cost

Core drilling South section including mobilization/ demobilization	15,000 meters 615 holes	January 2007 through June 2007	$1,315,000

Core drilling North section	700 meters 5 holes	June 2007 through July 2007	$62,000

Pits for checking drilling results		July 2007 through September 2007	$51,000

Core sampling	8,700 samples	January 2007 through July 2007	$42,000

Survey, hydrology and engineering		March 2007 through July 2007	$58,000

Core preparation	8,900 samples	January 2007 through September 2007	$52,000

Assaying and metallurgical tests	9,000 samples	February 2007 through October 2007	$135,000

Interpretation of exploration results and preparation of the report and reserve estimate for submission to the State Reserves Committee (“SRC”)		July 2007 through April 2008	$50,000

Approval of report and reserve estimate by SRC		April 2008 to September 2008	$0

We have retained three local drilling contractors, SemGeo LLP, Topaz and Tomai-Burservice to perform core drilling activities. Each of these drilling contractors holds a state license to provide services as a drilling contractor and has years of drilling experience in the local market.

Core sampling, core logging and results interpretation will be carried out by our own in-house geologists, who have 10-30 years experience in such activities. Core preparation will be conducted by the preparation laboratory of SemGeo LLP, a third party with years of experience in the local market. Assaying will be done by CenterGeoAnalit LLP.

Core sampling, assaying and quality assurance/quality control

Core sampling will be conducted over the full length of the hole. In general, sample intervals will be 1-2 meters, which will produce 2-5 kilograms of sample from each interval. The core will not be cut because the rocks are fractured. Samples will be undertaken of the whole core.

All sample preparation will be done at the SemGeo LLP laboratory, which is located approximately 120 kilometers from the Gornostai deposit. Whole core samples are sent to SemGeo in 2-5 kilogram labeled Hessian bags which are stacked in racks and dried at approximately 90° C. Samples are then sent to a small jaw crusher that reduces the whole sample to 4-5 millimeters. The sample is then sent to a roll crusher where it is reduced to 1-2 millimeters. The equipment is cleaned with compressed air between samples. Samples are then split by cone and quartering with opposite quadrants combined before being sent to the disc grinder where the sample is reduced in size to 74 micrometers. Every fifth sample is checked by sieving to see if it complies with this grain size. As an additional check, every thirtieth sample is waste rock to act as a “blank” control.

From the sample preparation facility, approximately 60 grams of pulverized sample will be sent to the CenterGeoAnalit LLP laboratory for assay, while the pulps are kept at the sample preparation facility. Assaying includes the quantitative determination of the main ore components, including nickel, cobalt and iron.

Composite samples will be produced to determine the chemical composition of slag-forming oxides, detrimental impurities and accompanying components in the ores. Composites are made up from three to five individual samples from one intersection by taking material from duplicates of analytical samples proportional to their length. The maximum weight of a composite sample will be 250 grams.

For quality control, each of 30 samples includes approximately 10% checks comprising of one blank, one duplicate and one standard. As standards, we use the certified Reference Samples from GEOSTATS PTY LTD (Australia). We have 11 standards with nickel grade varying from 0.02% to 1.51%. In the event an assay result of the Reference Sample shows >2 or <2 standard deviations from the accredited value, the whole batch will be re-assayed.

Submission of report and reserves estimate to the State Resources Committee

We will retain a third party to work with our in-house geologists to prepare the report and reserve estimate for submission to the State Resources Committee in connection with our application to move to the Gornostai deposit from exploration phase to commercial production phase. We have not yet selected a party to provide this service.

Infrastructure

In addition to the road and rail infrastructure discussed above, low tension power lines follow the railway are run within the Gornostai deposit. A high tension power line is located approximately 6-7 km to the south of the central part of the South deposit. We have access to water from Irtysh River. Unlike the Kempirsai deposit, there are no buildings and minimal equipment at the Gornostai deposit.

Costs

Since acquiring the rights to the Gornostai deposit in February 2004, Kaznickel has spent approximately $3,000,000 in exploration activities at the Gornostai deposit. Of this amount, approximately $2,500,000 was spent from January 2005, when we acquired Kaznickel, to December 31, 2006. As with the Kempirsai deposit, we anticipate costs to be as high as $600,000,000, depending on capacity and technology of the type of processing plant we build at the Gornostai deposit as discussed herein greater detail in the “Processing” section of this Item 1 & 2. “Description of Business and Property.” We plan to spend approximately $1,800,000 in exploration activities within the Gornostai deposit during fiscal 2007. For additional details please see the “Plan of Operations” section of Item 6. “Management’s Discussion and Analysis”.

Processing

We currently have no processing facilities at either the Gornostai or Kempirsai deposits. Once we establish to existence of commercially producible reserves, we intend to construct a processing facility. Historically, pyrometallurgy has been the most common processing procedure utilized to process nickel and cobalt ores. Hydrometallurgical technology has improved to the point that it is now an acceptable alternative to pyrometallurgy for processing nickel and cobalt ores. Both technologies require large plants, costly construction and expensive equipment often requiring capital infusions of hundreds of millions of dollars.

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

(1) As this process is still in the research and development stage, all figures given are estimates based on the estimates calculated by the Mining Bureau, an independent third party research and development firm focused on mining and metallurgy in Kazakhstan. These estimates could vary materially if test works show the need for additional materials, equipment or processes needed to recover nickel and cobalt.

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

	Pyrometallurgy	Hydrometallurgy	Hydrochlorination(1)
500,000 tons annually
Initial construction cost	$100-150 million	$500-600 million	$100 million
Estimated construction time	24 months	24 months	24 months

1,000,000 tons annually
Initial construction cost	$250-$350 million	Over $650 million	$100 million
Estimate construction time	24-36 months	36+ months	24 months

(1) As this process is still in the research and development stage, all figures given are estimates based on the estimates calculated by the Mining Bureau, an independent third party research and development firm focused on mining and metallurgy in Kazakhstan. These estimates could vary materially if test works show the need for additional materials, equipment or processes needed to recover nickel and cobalt.

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

Initially we estimated that we would need approximately six months to test our hydrochlorination process at the pilot plant level to determine its commercial viability. Testing, however, has progressed more slowly than initially expected due to a number of factors. First, the use of chlorides in the process and difficulties in getting isolation in the rotating kiln significantly enhances the potential risk to personnel and the environment, so we have had to proceed carefully. Second, because this process has not previously been used to commercially process nickel and cobalt, we have had to develop processes and procedures without the benefit of relying on others experience. Third, because of the use of chlorides and associated acids, the necessary equipment for the pilot plant has been difficult to design, locate and procure. Fourth, during the testing stage, following each test run we halt the pilot plant, disassemble the rotating kiln and test and replace the inner lining of the kiln to ensure the integrity of the equipment used in the process. Fifth, due to unusually harsh weather conditions at our Kempirsai deposit this winter, including up to 13 feet of snow and temperature as low as 31 to 40 degrees below zero Fahrenheit, we were forced to discontinue operations at the pilot plant in January 2007 and have not operated the pilot plant for testing of hydrochlorination since that time. The idle time at the pilot plant has been used to improve the inner lining of the rotating kiln to withstand the temperatures of more than 1,200 degrees Celsius, check and replace the pipes transporting the acids throughout the pilot plant facility, recheck, order and replace the heating and cooling system, and various other parts and blocks of the pilot plant and to investigate the possible acquisition of agglomeration and magnetic separation equipment.

Weather permitting, we plan to recommence testing at the pilot plant in April 2007. We have planned a series of tests designed to establish the economic feasibility of the processing technology and to formulate the required procedures, protocols and operational guidelines for commercial utilization of the hydrochlorination process. We expect this testing will be completed in the fourth quarter 2007 and have budgeted $200,000 for the cost of this testing and development.

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

Reserves

We do not have a current estimate of the ore reserves contained within our concessions. While we have reserve estimates prepared during Soviet times, we do not know the accuracy of those reserve estimates and do not believe them to be to the standards established by the SEC. As disclosed herein, we are working with Wardell Armstrong, a qualified independent engineering firm, to provide us with a preliminary ore resource estimate of our deposits that will conform to the Australasian Joint Ore Reserves Committee (“JORC Code”). We anticipate this report will be completed during the second quarter 2007.

We anticipate that the preliminary Wardell Armstrong report will indicate that currently we have only ore resources. Under the SEC standard and the JORC Code, mineral deposits qualify as “reserves” only to the extent some part of the deposit can be economically and legally extracted or produced at the time of the reserve determination. At the present time, we do not know whether the ore in our deposits can be economically extracted or produced. For this purpose, we intend to retain an independent third party during 2007 to conduct a preliminary feasibility study to provide information on mining, processing, metallurgical, economic and other relevant factors to determine whether each of our deposits can be economically produced. We anticipate this preliminary feasibility study on the Kempirsai deposit will be undertaken in the second half of 2007 and should be completed sometime during the first quarter 2008. We expect a preliminary feasibility study on the Gornostai deposit will be undertaken some time in 2008. At the time these preliminary feasibility studies are conducted, we will ask Wardell Armstrong to conduct a follow up evaluation of our deposits consistent with SEC standards.

Because our deposits are without known reserves, you should consider our proposed programs to be exploratory in nature.

Tax and Royalty Scheme in the Republic of Kazakhstan

We are subject to the following taxes and royalties payable to the Republic of Kazakhstan:

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

We believe that the proximity of our Gornostai deposit to China and other Asian countries will provide us a competitive advantage. We have already been approached by Chinese metal companies interested in purchasing finished product once we reach production stage. As of this date we have not entered into definitive negotiations with any party.

Risk Factors

Business Risks

Need for Additional Capital. Since focusing our efforts on nickel and cobalt exploration our capital resources have consisted almost exclusively of funds we have borrowed from related and non-related parties and from a private sale of our equity securities. In July 2006 we raised $28,000,000 through a private placement of our equity securities. As of December 31, 2006, we had cash on hand of $8,583,680. We believe this should be sufficient capital to fund our operations until the end of 2007. We currently have very limited capacity to generate revenue. Should we determine to pursue construction of an ore processing plant to produce ferronickel, we expect the cost to build a facility capable of processing 500,000 tons of head ore per year will be about $50,000,000 and the cost to construct an ore processing facility capable of processing 1,000,000 tons of head ore per year will range from $100,000,000 to $150,000,000. We will have very little ability to generate revenue until we build and begin operating this plant. We expect that it will be 2009 or later, if ever, before we have the ability to generate revenue sufficient to meet our operating needs. Therefore, we anticipate the need for substantial additional capital resources by the end of the 2007 fiscal year. And we expect to be totally dependent upon investment funds to support our operations until such time as we begin to generate sufficient revenue to fund operations. We expect these funds will consist primarily of funds raised in equity and/or debt financing activities. We currently have no firm commitment from any party to provide us additional equity or debt financing and there is no guarantee that we will obtain additional financing on acceptable terms, or at all. If we are unsuccessful in obtaining additional funding by the end of 2007, we will likely have insufficient funds to continue operations or to meet our minimum annual work program requirements. If we cannot fulfill our minimum work program requirement, we could be subjected to fines and penalties and even to the possible forfeiture of our subsoil use contracts and licenses.

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

Competition. Our principal competitors are large established companies with substantial financial resources and market share. If we establish commercially producible reserves and move to production stage, we will have to compete for customers with these companies.

New Technology. We are developing the proprietary technology. Although this technology has been used successfully to recover other metals, it has not been used in the commercial recovery of nickel and cobalt. We have completed construction of the pilot processing facility and continuing test operations to further establish the feasibility of the technology. There is no assurance that our pilot facility will operate as we expect. After testing of the pilot facility we will begin construction of a facility to process commercial quantities of ore. There is no assurance the technology operated in a test facility will scale to a commercial facility successfully or operate at expected extraction efficiencies and operating costs to support profitable commercial operation. In the event our technology does not work as expected, we will be required to construct a facility using other technology, which would increase our need for investment capital and would also increase our operating costs and breakeven point.

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

Any of these factors could materially adversely affect our business and financial condition. At this time, we are unable to estimate what, if any, changes may occur or the resulting effect of any such changes on us.

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

We may be adversely affected by Kazakh political developments, including the application of existing and future legislation and tax regulations.

Environmental Regulations. We are subject to stringent federal, state and local laws and regulations relating to the release or disposal of materials into the environment or otherwise relating to environmental protection. These laws and regulations may require the acquisition of permits before extraction activities commence, restrict the types, quantities and concentration of substances that can be released into the environment in connection with extraction and production activities and impose substantial liabilities for pollution resulting from our operations. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, incurrence of investigatory or remedial obligations or the imposition of injunctive relief. Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent or costly waste handling, storage, transport, disposal or cleanup requirements could require us to make significant expenditures to maintain compliance, and may otherwise have a material adverse effect on us as well as the industry in general. Under these environmental laws and regulations, we could be held strictly liable for the removal or remediation of previously released materials or property contamination regardless of whether we were responsible.

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

Kaznickel LLP rents approximately 1,840 square feet office in Semey, Kazakhstan, for approximately $4,000 per month. Semey is the closest city to the Gornostai deposit. This lease agreement expires in May 2007. Kaznickel also rents approximately 4,450 square feet of warehouse space in Semey for $4,000 per month. Kaznickel uses this space to store test ore. Also, Kaznickel LLP rents a 350 square feet office in Astana, Kazakhstan, for approximately $1,600 per month. This space is leased on a year-to-year basis. If at any time the owner of this space decides they need or want the space for other purposes, Kaznickel has no right to continue to occupy the space and could be forced to move.

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
Issuer Purchases of Equity Securities

Our shares are currently traded on the Over-the-Counter Bulletin Board ("OTCBB") under the symbol BKMM. As of March 20, 2007 we had approximately 150 shareholders holding 125,172,011 common shares. Of the issued and outstanding common stock, approximately 7,813,708 are free trading, the balance are "restricted securities" as that term is defined in Rule 144 promulgated by the Securities and Exchange Commission.

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

Securities Authorized for Issuance Under Equity Compensation Plans

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	-0-	$-0-	1,916,877
Equity compensation plans not approved by security holders	2,400,000	$1.17	-0-
Total	2,400,000	$1.17	1,916,877

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

The stock grants were valued at $1.95 per share, which represented the closing market price of our stock on October 20, 2006. The stock grants were made under our 2003 Stock Option Plan. The shares have been issued and are outstanding and are being held in escrow by the Company subject to the applicable vesting schedule for each grant. The grantees have the right to vote the shares, receive dividends and enjoy all other rights of ownership over the entire grant amount from the grant date, except for the right to dispose of or otherwise encumber the shares prior to satisfying the applicable vesting schedule. Shares will only vest to the grantee if the grantee is employed by the Company on the applicable vesting date. Any unvested shares at the time a grantee’s employment with the Company ceases, for any reason, shall be forfeited back to the Company.

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

In connection with a private placement we concluded on July 14, 2006, we issued to Aton Securities, the placement agent for the private placement, warrants to purchase up to 2,400,000 shares of our restricted common stock. The exercise price of the warrants is $1.17 per share. The warrants will be immediately exercisable and expire on January 14, 2008.

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

For a complete understanding, this Management's Discussion and Analysis of of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes to the Consolidated Financial Statements contained in this Form 10-KSB.

Since inception we have generated no revenue. We have spent millions of dollars to date and anticipate that we will spend significant additional capital before we begin to realize significant revenue from operations. As discussed above in Items 1 & 2 “Description of Business and Properties” based on our expectation that we will discover commercially producible reserves, we are currently investigating the possibility of constructing a pyrometallurgical processing plant to produce ferronickel at our Kempirsai deposit to allow us to begin realizing revenues as soon as possible. At this time, we are investigating to determine the financial viability of this option. If we determine that construction of a pyrometallurgical processing plant to produce ferronickel is our best option for realizing cash flow from Kempirsai, and we are able to obtain the necessary funding to finance construction, we would not expect a first phase of the plant, with capacity to process up to 500,000 tons of ore annually, to be completed and operational prior to the first quarter 2009. If our hydrochlorination process proves to be economically viable for commercial production of nickel and cobalt, we would not expect to have the first phase of a commercial hydrochlorination plant completed prior to 2010. Because we do not currently generate cash flow and we do not anticipate generating significant cash flow until 2009 or later, if at all, we will be completely dependent on investor’s funds, if any, to support our activities until such time as we are able to generate sufficient revenues to cover our expenses.

In July 2006 we raised $28,000,000 through a private placement of our equity securities. Of that amount, as of December 31, 2006, we had spent approximately $18,000,000. Of these funds, approximately $12,200,000 was used to repay loans, $1,000,000 was used to meet our minimum working program obligations, approximately $2,200,000 was spent researching and developing our hydrochlorination technology and $2,600,000 was used as working capital. At December 31, 2006, we had cash on hand of $8,583,680. The funds raised in July represent only a small portion of the funds we will need to reach commercial production. We anticipate the need to seek significant additional funding by the end of fiscal 2007. There is no assurance that we will be able to obtain additional funding in the future on favorable terms, or at all.

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

General and Administrative Expenses

With the acquisition of KKM, our general and administrative expenses increased from $1,018,148 during 2005 to $3,136,715 during 2006. This 208% increase in general and administrative expenses is attributable to the significant increase in employees and employee-related costs as a result of the acquisition of KKM, as well as, costs associated with having licensed territories in both northeastern and northwestern Kazakhstan, increased office rents and travel expenses. As a result of this acquisition and growth of our Almaty office the number of employees of the Company increased from 31 to 418 and employee and employee-related costs increased from $50,000 to $1,800,000. In the upcoming fiscal year we expect general and administrative expenses will continue to increase, but at a lower rate than experienced during the 2006 fiscal year, as we continue our efforts to develop our hydrochlorination process and seek to employ new technical specialists.

Research and Development Costs

We realized research and development costs of $2,389,507 related to the development of our pilot processing plant, $2,000,000 which was capitalized because it also represents tangible assets with alternative future use and added to the cost of the pilot plant during the twelve months ended December 31, 2006 and $389,507 that was expensed during the 2006 fiscal year, compared to $131,562 during the 2005 fiscal year. We expect our research and development costs will increase during the next fiscal year as we continue testing our pilot processing plant.

Exploratory Costs

Our exploratory costs increased from $697,496 during the twelve months ended December 31, 2005 to $1,470,247 incurred during the twelve months ended December 31, 2006 as a direct result of our increased exploratory and drilling works at our Gornostai deposit, as discussed above. Also, as discussed above, because we are considered to be at the exploration stage, the exploratory costs are reflected net of revenues earned from incidental sales of ore or brown coal. We expect our exploration costs will continue to increase at a rate consistent with or even somewhat higher than was experienced during 2006 as we continue to expand our drilling efforts at the Gornostai deposit.

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

Grant Compensation Expense

During the nine months ended September 30, 2007 we incurred $151,583 in grant compensation expense for restricted stock grants issued to certain officers and key employees during the fourth quarter 2006. We had no comparable expense during 2005.

Total Operating Expenses and Loss from Operations

As a result of our acquisition of KKM and undertaking more exploration activities in 2006 our total expenses and loss from operations increased 166% from $1,907,838 during fiscal 2005 to $5,220,917 during fiscal 2006. We expect our total expenses in 2007 will continue to increase. Also, we expect we will continue to generate losses until such time as we engage in significant revenue generating activities, which most likely will not occur before 2009 or 2010.

Interest Income

During the twelve months ended December 31, 2006, we realized interest on deposits of $47,227. By comparison during the twelve months ended December 31, 2005 we earned no interest on deposits. Interest on deposits increased in 2006 because during 2006 we raised approximately $28,000,000 in a private placement, which resulted in our having significantly more funds on deposit during 2006 than 2005. During 2006, we also realized $38,110 in interest earned from financing resulting from the prepayment to the Mining Bureau of Kazakhstan of $2,070,000 under the loan agreement for the period ended December 31, 2006, which bears interest at a rate of 6% per annum. The Company did not realize corresponding interest during 2005.

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

Exchange Loss

During 2006 we realized an exchange loss of $174,278 compared to an exchange loss of $64,192 during 2005. As with translation adjustment, we recognize exchange gain or loss as a result of having subsidiaries operating in foreign countries whose functional currency may or may not be the U.S. dollar. This requires us to translate results of operations from a foreign currency, in this case Kazakh tenge, to U.S. dollars at the average exchange rate, where results of operations include exchange gains or losses on the U.S. dollar monetary assets and liabilities.

Net Loss

For all of the foregoing reasons, during the twelve months ended December 31, 2006 we experienced a net loss of $4,706,122 compared to a net loss of $1,271,137 during the twelve months ended December 31, 2005. We anticipate we will continue to experience increasing net losses until we are able to engage in nickel and cobalt ore extraction, processing and sales.

Liquidity and Capital Resources

Our capital resources have consisted primarily of funds we have borrowed from related and non-related parties and the sale of our equity securities. As discussed above, in July 2006 we raised $28,000,000 through the private placement of our equity securities. These funds, however, represent only a portion of the funds we will need to move to commercial production. As of December 31, 2006, we had cash on hand of $8,583,680. We have used approximately $18,000,000 of the funds raised in the private offering to repay loans to related and unrelated third parties in the amount of $12,197,905, for ongoing drilling and exploration of our Gornostai deposit in the amount of $991,087, $2,000,000 for the construction of our hydrochlorination pilot plant, $194,147 for testing of our pilot plant and $2,559,321 for working capital. We anticipate we will use the full $8,583,680 to fund our activities during the 2007 fiscal year. Therefore, we anticipate the need for substantial additional capital resources by the end of the 2007 fiscal year. We expect these funds will likewise consist primarily of funds raised in equity and/or debt financing activities. We currently have no firm commitment from any party to provide us additional equity or debt financing and there is no guarantee that we will obtain additional financing on acceptable terms, or at all.

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

In fiscal 2006 net cash used in operating activities was $5,617,395, compared to net cash used in operating activities of $1,757,443 in fiscal 2005. This increase in net cash used is primarily the result of increases in expenses due to the acquisition of KMI and its subsidiary KKM which led to a significant increase in net loss as discussed above. The significant increases in expenses were in the areas of general and administrative expenses and exploratory costs.

Net cash used in investing activities during twelve months ended December 31, 2006 was $2,722,288. During 2006 we invested $2,577,696 to acquire equipment, which is primarily used in KKM’s pilot plant. By comparison, in fiscal 2005, cash of $14,206 was provided by investing activities.

Net cash provided by financing activities in fiscal 2006 was $16,473,112 compared to net cash provided by financing activities of $1,821,031 in fiscal 2005. As discussed herein, during the third fiscal quarter 2006, we raised $28,000,000 in a private placement of our equity securities. This resulted in net proceeds to us of approximately $26,422,386 after deducting fees and costs. During the 2006 fiscal year, we realized proceeds from notes payable and notes payable to related parties of $1,996,731 and $251,900, respectively. These funds were borrowed prior to our private placement in July 2006 and were used to fund our activities during the first half of the year. We spent $12,727,001 of the funds raised in the private placement to repay notes payable, notes payable to related parties and interest expense. As a result, at December 31, 2006, we had repaid all of our notes payable and notes payable to related parties.

Plan of Operations

As of December 31, 2006 we had cash on hand of $8,583,680. As discussed above, we have budgeted to spend all of these funds during fiscal 2007. Following is a brief description of how we anticipate allocating our cash on hand during fiscal 2007.

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

Summary of Material Contractual Commitments

The following table lists our significant commitments as of December 31, 2006:

	Payments Due by Fiscal Year
Contractual Commitments	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Monetary commitments for exploration	$1,576,480	$1,576,480	$ -0-	$ -0-	$ -0-
Due to the government of Republic of Kazakhstan(1)	731,221	-0-	731,221	-0-	-0-
Training	42,000	42,000	-0-	-0-	-0-
Social projects(2)	417,906	-0-	-0-	300,000	117,906
Asset retirement obligation(3)	951,355	-0-	-0-	-0-	951,333
Operating leases	230,170	230,170	-0-	-0-	-0-
Total	$3,949,132	$1,848,650	$ 731,221	$ 300,000	$1,069,239

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

(3) Under the terms of our subsoil use contracts, we are required to remove all equipment and remediate the property. This remediation work can be done during the term of the subsoil use contract or upon completion of the terms of the contract.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosures. Because of inherent limitations, our disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of such disclosure controls and procedures are met.

Subsequent to the filing of the Original Report, and in connection with the comments of the staff of the SEC, we determined that we had erroneously presented the Company as being in the “production stage” rather than the “exploration stage.” As a result of this error, the Company has restated its audited financial statements for the years ended December 31, 2006 and 2005, and is filing the Amendment for the fiscal year ended December 31, 2006 to restate these annual audited financial statements. Our management and our board of directors determined on February 5, 2008, with respect to the annual reports for the fiscal years ended December 31, 2006 and 2005 and the fiscal quarters beginning January 1, 2006 through September 30, 2007, that we had a material weakness in internal control over financial reporting because the controls did not identify the error on a timely basis.

In connection with the restatement referred to above, the Company, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, re-evaluated the effectiveness of the design and operation of the disclosure controls and procedures as of the end of the period covered by this report, which included consideration of the required restatement. Based on the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report and that we had a material weakness in its internal control over financial reporting because the controls did not identify the error on a timely basis.

In light of this conclusion, the Company performed additional analysis and procedures to ensure its consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Control Over Financial Reporting

Management had previously concluded that our disclosure controls and procedures were effective as of December 31, 2006 and reported that there was no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2006 that materially affected, or was reasonably likely to materially affect, the internal control over financial reporting. However, in connection with the restatements of the Company’s consolidated financial statements for the fiscal years ended December 31, 2006 and 2005, as fully described in Note 13 of this Amendment, management determined that the material weakness described above existed as of December 31, 2006 and has, as a result, effected material changes to the Company’s internal control over financial reporting subsequent to the period covered by this report. Management has implemented new policies requiring our internal accounting staff and management to receive ongoing training on accounting for mineral properties in accordance with generally accepted accounting principles in the United States and Industry Guide 7. Management believes these additional policies will provide additional and enhanced internal control over financial reporting and improve the ability of management to identify any potential errors prior to and during the Company’s consolidated financial statement close process and prevent recurrence of future errors of this nature.

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

Yermek Kudabayev.Mr. Kudabayev earned a Bachelors degree in Engineer-Economics from the Moscow Institute of Steel and Alloys in 1993. He earned an MBA degree from the Kazakhstan Institute of Management, Economics and Strategic Research in 1996. Mr. Kudabayev has been a member of the Association of Chartered Certified Accountants, an international accountancy body, since 2004. He was issued a Certified Accounting Practitioner Certificate from the International Counsel of Certified Accountants and Auditors in 2002. He has been a Kazakhstani Certified Accountant since 1998 and a Certified Kazakhstani Auditor since 2000. Prior to joining the Company, Mr. Kudabayev served as the Finance Director for Kazkhoil Aktobe LLP from 2003 to April 2006. As the Finance Director, Mr. Kudabayev was responsible for budgeting, planning, cash flow forecasting and management, strategic research accounting, taxation and reporting. From 2002 to 2003, Mr. Kudabayev served as the Director of the Astana, Kazakhstan office of Ernst & Young, where he was responsible for auditing and coordination of projects in the Astana, Karaganda and Pavlodar regions of Kazakhstan. From 1997 to 2002 Mr. Kudabayev worked for Arthur Andersen as a Senior Auditor and as a Manager. Mr. Kudabayev is not a director of any SEC reporting company.

James F. Kohler. Mr. Kohler received a B.S. in geology in 1970 and an M.S. in geology in 1980 from Utah State University. From 2001 to the present he has been employed as the Branch Chief of Solid Minerals with the U.S. Bureau of Land Management in Salt Lake City, Utah, where he oversees all mining activity on public lands within the State of Utah. He began working at the U.S Bureau of Land Management in 1988 as a Senior Geologist, providing geologic support for all federal solid mineral leasing actions to establish a basis for economic evaluation of leasing tracts. From 1987-1988 Mr. Kohler served as Senior Geologist with the Utah Office of High Level Nuclear Waste in Salt Lake City, Utah, where he provided oversight for high-level nuclear waste repository characterization in Nevada, Texas, and Washington. From 1981-1986 he was the senior geologist and Manager of coal development and mining geology for Anaconda Minerals/ARCO Coal Company in Denver, Colorado supervising geologic support for operating coal mines and acquisitions in the U.S., Indonesia and China. From 1977 to 1981 Mr. Kohler was a Supervisory Geologist with the U.S. Geological Survey in Salt Lake City, Utah. In 2000 Mr. Kohler was awarded the Utah Governor's Medal for Science and Technology. Mr. Kohler is not a director of any other SEC reporting company.

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

Based solely on management’s review of these reports during the year ended December 31, 2006, it appears that Valery Tolkachev, Timothy Adair, James Kohler, Nurlan Tajibaev and Yermek Kudabayev failed to timely file Form 3s at the time they were appointed as members of the board of directors or as executive officers of the Company. Messers Tolkachev, Adair and Kohler subsequently filed Form 5s to remedy the late filings and Mr. Kudabayev filed a Form 4 to remedy the late filing.

Code of Ethics

Our Board of Directors has adopted a code of ethics that applies to all of our officers and employees, including our principal executive officer, principal financial officer, principal accounting officer, controller and persons performing similar functions. Our website can be found at www.bekemmetals.com . The code of ethics is posted on our website.

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

As we do not currently have a standing audit committee, we do not, at this time have an “audit committee financial expert” as defined under the rules of the Securities and Exchange Commission. The board does believe, however, that should the Company form a standing audit committee in the future, Mr. Timothy Adair, an independent director, could qualify as an audit committee expert.

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

The nominating committee will consider director candidates nominated by shareholders during such times as the Company is actively considering obtaining new directors. Candidates recommended by shareholders will be evaluated based on the same criteria described above. Shareholders desiring to suggest a candidate for consideration should send a letter to the Company’s Secretary and include: (a) a statement that the writer is a shareholder (providing evidence if the person's shares are held in street name) and is proposing a candidate for consideration; (b) the name and contact information for the candidate; (c) a statement of the candidate’s business and educational experience; (d) information regarding the candidate’s qualifications to be director, including but not limited to an evaluation of the factors discussed above which the board would consider in evaluating a candidate; (e) information regarding any relationship or understanding between the proposing shareholder and the candidate; (f) information regarding potential conflicts of interest; and (g) a statement that the candidate is willing to be considered and willing to serve as director if nominated and elected. Because of the small size of the Company and the limited need to seek additional directors, there is no assurance that all shareholder proposed candidates will be fully considered, that all candidates will be considered equally, or that the proponent of any candidate or the proposed candidate will be contacted by the Company or the board, and no undertaking to do so is implied by the willingness to consider candidates proposed by shareholders.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Stock Awards(3)	All Other Compensation(4)	Total

Marat Cherdabayev(1)	2006	$119,000	$28,118	$66,181	$213,299
CEO and President	2005(5)	$110,000	-0-	-0-	$110,000

Yermek Kudabayev(2)	2006	$90,000	$31,089	$31,008	$152,097
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

(1) On October 20, 2006, our board of directors awarded the above listed restricted stock grants to Mr. Cherdabayev and Mr. Kudabayev. The award to Mr. Cherdabayev was in recognition of his efforts as the Company’s Chief Executive Officer and President up to the date of the award, and is not contingent on future performance. Mr. Kudabayev’s award is based on future performance and is contingent upon such performance as described in more detail below. The restricted stock grants were made under the Company’s 2003 Stock Option Plan. The shares have been issued and are outstanding and are being held in escrow by the Company subject to the vesting schedule placed on the grant. Mr. Cherdabayev and Mr. Kudabayev have the right to vote the shares, receive dividends and enjoy all other rights of ownership over the entire grant amount, except for the right to dispose of or otherwise encumber the shares prior to satisfying the applicable vesting requirement. These restricted stock awards will only vest to these individuals if they are employed by the Company on the applicable vesting date. Any unvested shares at the time such individual’s employment with the Company ceases, for any reason, shall be forfeited back to the Company.

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

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash	Total

Timothy Adair	$4,000	$4,000
Marat Cherdabayev(1)	$ 0	$ 0
James Kohler	$4,000	$4,000
Nurlan Tajibaev	$ 0	$ 0
Valery Tolkachev(1)	$4,000	$4,000

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

            (2)On October 20, 2006 our board of directors awarded a restricted stock grant to Mr. Cherdabayev in the amount of 421,772 shares, to Mr. Kudabayev in the amount of 383,429 shares and to Mr. Tajibaev in the amount of 191,715 shares. The shares vest over a period of three years. The shares have been issued and are outstanding and are being held in escrow by the Company subject to the applicable vesting schedule for each grant. The grantees have the right to vote the shares, receive dividends and enjoy all other rights of ownership over the entire grant amount from the grant date, except for investment control of the shares, which will not pass to these individuals until the shares vest. Shares will vest to the grantee only if the grantee is employed by the Company on the applicable vesting date. Any unvested shares at the time a grantee’s employment with the Company ceases, for any reason, shall be forfeited back to the Company. For additional information regarding vesting dates and conditions see the section entitled “Securities Authorized for Issuance Under Equity Compensation Plans” contained in Item 5. “Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities” of this report.

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

           (5)Includes an immediately exercisable warrant to purchase up to 7,000,000 common shares at a price of $2.00 per share.

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

Item 13.	Exhibits.

The following exhibits are included as part of this report:

Exhibit No.	Exhibit	Location

Exhibit 10.1	Employment Agreement – Yermek Kudabayev	*

Exhibit 10.2	Stock Grant Agreement – Marat Cherdabayev	*

Exhibit 10.3	Stock Grant Agreement – Yermek Kudabayev	*

Exhibit 10.4	Stock Grant Agreement – Nurlan Tajibaev	*

Exhibit 10.5	Stock Grant Agreement – Alexander Rassohkin	*

Exhibit 21.1	List of Subsidiaries	*

Exhibit 31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

Exhibit 31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

Exhibit 32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

Exhibit 32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

* Incorporated by reference to exhibits of the same number filed with our Annual Report on Form 10-K (File No. (000-50218)), filed on April 2, 2007.

Item 14. Principal Accountant Fees and Services

Hansen, Barnett and Maxwell served as the Company’s independent registered public accounting firm for the years ended December 31, 2006 and 2005 and is expected to serve in that capacity for the current year. Principal accounting fees for professional services rendered for us by Hansen, Barnett & Maxwell for the years ended December 31, 2006 and 2006, are summarized as follows:

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

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this amended report to be signed on its behalf, thereunto duly authorized.

BEKEM METALS, INC.

Date: March 18, 2008	/s/ Yermek Kudabayev
Yermek Kudabayev
Chief Executive Officer

BEKEM METALS, INC. AND SUBSIDIARIES

(An Exploration Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

AND

FINANCIAL STATEMENTS

December 31, 2006 and 2005

HANSEN, BARNETT & MAXWELL, P.C.

A Professional Corporation

CERTIFIED PUBLIC ACCOUNTANTS

BEKEM METALS, INC. AND SUBSIDIARIES
(An Exploration Stage Company)

TABLE OF CONTENTS
Page

Report of Independent Registered Public Accounting Firm	F-3

Consolidated Financial Statements:

Consolidated Balance Sheets – December 31, 2006 and 2005 (Restated)	F-4

Consolidated Statements of Operations for the years ended
December 31, 2006 and 2005, and for the period from March 5,
2004 (Date of Inception) through December 31, 2006 (Restated)	F-5

Consolidated Statements of Shareholders’ Equity for the years ended
December 31, 2005 and 2006, and for the period from March 5,
2004 (Date of Inception) through December 31, 2006 (Restated)	F-6

Consolidated Statements of Cash Flows for the years ended
December 31, 2006 and 2005, and for the period from March 5,
2004 (Date of Inception) through December 31, 2006 (Restated)	F-7

Notes to Consolidated Financial Statements	F-8

HANSEN, BARNETT & MAXWELL, P.C.

Registered with the Public Company
Accounting Oversight Board

A Professional Corporation
CERTIFIED PUBLIC ACCOUNTANTS
5 Triad Center, Suite 750
Salt Lake City, UT 84180-1128
Phone: (801) 532-2200
Fax: (801) 532-7944
www.hbmcpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Shareholders

Bekem Metals, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Bekem Metals, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the related statements of operations, shareholders’ equity (deficit), and cash flows for the years ended December 31, 2006 and 2005, and for the period March 5, 2004 (Date of Inception) through December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bekem Metals, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005, and for the period March 5, 2004 (Date of Inception) through December 31, 2006 in conformity with U.S. generally accepted accounting principles.

As discussed in Note 13, the accompanying consolidated financial statements have been restated for the effects of correcting the presentation to reflect an exploration stage enterprise, to correct the reporting of deferred compensation expense for the years ended December 31, 2006 and 2005, and to correct the weighted average number of shares outstanding.

HANSEN, BARNETT & MAXWELL, P.C.

Salt Lake City, Utah

March 28, 2007

BEKEM METALS, INC. AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

December 31,	2006		2005
	(Restated)		(Restated)
ASSETS

Current Assets
Cash	$8,583,680		$89,366
Trade accounts receivable	2,776		18,657
VAT recoverable	186,915		61,936
Inventories	185,063		240,054
Prepaid expenses and other current assets	139,293		42,393
Deferred compensation	757,920		-
Total Current Assets	9,855,647		452,406

Property, plant and mineral interests (net of accumulated
depreciation of $144,030 and $57,709)	13,870,563		10,938,368
Non-current deferred compensation	1,202,587		-
Other assets	169,130		39,241

Total Assets	$25,097,927	$	$ 11,430,015

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$530,665		$424,306
Accrued expenses	274,739		276,291
Due to related party	9,644		5,518
Current portion of long-term notes payable	-		3,660,230
Total Current Liabilities	815,048		4,366,345

Deferred tax liabilities	433,645		2,275,192
Long -term notes payable	-		797,178
Long-term notes payable - related parties	-		4,075,012
Asset retirement obligation	951,355		833,840
Total Liabilities	2,200,048		12,347,567

Commitments and Contingencies	-		-

Shareholders' Equity (Deficit)
Preferred stock; $0.001 par value, 20,000,000 shares
authorized, no shares outstanding	-		-
Common stock; $0.001 par value, 150,000,000 shares authorized,
and 125,172,011 and 100,088,888 shares issued and outstanding	125,172		100,089
Additional paid-in capital	29,025,272		515,879
Accumulated deficit	(6,222,349)		(1,516,227)
Accumulated other comprehensive loss	(30,216)		(17,293)
Total Shareholders' Equity (Deficit)	22,897,879		(917,552)

Total Liabilities and Shareholders' Equity (Deficit)	$25,097,927		$11,430,015

The accompanying notes are an integral part of these financial statements.

BEKEM METALS, INC. AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

			For the Period from
			March 5, 2004
	For the Years Ended		(Date of Inception)
	December 31,		through
	2006	2005	December 31, 2006
	(Restated)	(Restated)	(Restated)

Revenue	$ -	$ -	$ -

Operating Expenses
General and administrative expenses	3,136,715	1,018,148	4,254,372
Research and development costs	389,507	131,562	792,168
Exploratory costs	1,470,247	697,496	2,167,743
Accretion expense on asset retirement obligations	72,865	60,632	133,497
Grant compensation expense	151,583	-	151,583

Total Operating Expenses	5,220,917	1,907,838	7,499,363

Loss From Operations	(5,220,917)	(1,907,838)	(7,499,363)

Other Income (Expense)
Interest income	85,337	-	85,337
Other income	2,371	19,490	21,861
Interest expense	(1,382,972)	(293,451)	(1,676,423)
Translation adjustment	(32,572)	38,190	5,618
Exchange loss	(174,278)	(64,192)	(234,734)

Net Other Expense	(1,502,114)	(299,963)	(1,798,341)

Net Loss Before Minority Interest and Taxes	(6,723,031)	(2,207,801)	(9,297,704)
Deferred tax benefit	2,016,909	917,238	2,934,147
Loss attributed to minority interest	-	19,426	141,208

Net Loss	$ (4,706,122)	$ (1,271,137)	$ (6,222,349)

Basic Loss per Common Share	$ (0.04)	$ (0.03)
Weighted-Average Shares used in
Basic Loss per Common Shares	111,480,627	48,645,053

The accompanying notes are an integral part of these financial statements.

BEKEM METALS, INC. AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM MARCH 5, 2004 (DATE OF INCEPTION)
THROUGH DECEMBER 31, 2006

				Accumulated
				Other		Total
	Common Shares		Additional	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Paid-in Capital	Loss	Deficit	Equity (Deficit)
Balance - March 5, 2004
(Date of inception)		$ -	$ -	$ -	$ -	$ -
Shares issued for cash, August 12, 2004	8,400,000	8,400	174,274	-	-	182,674
Shares issued for 60% interest in
Kaznickel, November 19, 2004,
$0.02 per share	12,600,000	12,600	(12,600)	-	-	-
Net loss for period		-	-	-	(245,090)	(245,090)
Balance, December 31, 2004	21,000,000	$ 21,000	$ 161,674	$ -	$ (245,090)	$ (62,416)

Net loss for period					(1,271,137)	(1,271,137)
Cumulative translation adjustment				(17,293)		(17,293)
Comprehensive Loss						$ (1,350,846)

Minority interest shares issued in
acquisition of EMPS Research
Corporation, January 24, 2005	-	-	(11,706)	-	-	(11,706)
Shares issued for cash, August 8, 2005	61,200,000	61,200	38,800	-	-	100,000
Shares issued for the acquisition of
the minority interests of Bekem Metals,
Inc., October 24, 2005	17,888,888	17,889	327,111	-	-	345,000
Balance, December 31, 2005 - Restated	100,088,888	$100,089	$ 515,879	$ (17,293)	$ (1,516,227)	$ (917,552)

Net loss for period					(4,706,122)	(4,706,122)
Cumulative translation adjustment				(12,923)		(12,923)
Comprehensive Loss						$ (5,636,597)

Shares issued for cash, July 14, 2006 -
net of fees of 1,577,614	24,000,000	24,000	26,398,386	-	-	26,422,386
Issue of Stock grants at 1.95 per share on
October 20, 2006	1,083,123	1,083	2,111,007	-	-	2,112,090
Balance, December 31, 2006 - Restated	125,172,011	$125,172	$ 29,025,272	$ (30,216)	$ (6,222,349)	$ 22,897,879

The accompanying notes are an integral part of these financial statements.

BEKEM METALS, INC. AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			For the Period from
			March 5, 2004
	For the Years Ended		(Date of Inception)
	December 31,		through
	2006	2005	December 31, 2006
	(Restated)	(Restated)	(Restated)
Cash Flows from Operating Activities
Net loss	$ (4,706,122)	$ (1,271,137)	$ (6,222,349)
Adjustments to reconcile net loss to
net cash provided by operating activities:
Depreciation and amortization	117,502	48,233	167,133
Accretion expense on asset retirement obligations	72,865	60,632	149,566
Interest expense from debt discount	855,970	107,261	963,231
Shares issued on option modification	-	19,426	19,426
Deferred tax benefit	(2,016,909)	(917,238)	(2,934,147)
Foreign currency exchange gain and translation
adjustment	(142,795)	(64,192)	(203,251)
Purchased exploration costs	-	251,286	251,286
Stock grant compensation expense	151,583	-	151,583
Loss on disposal of property and equipment	58,928	-	58,928
Loss recognized on minority shareholders' interest	-	(19,426)	(141,208)
Change in operating assets and liabilities:
Trade accounts receivable	16,983	(8,015)	8,968
Inventories	47,985	30,399	78,384
VAT recoverable	(122,498)	-	(122,498)
Prepaid expenses and other current assets	(29,040)	30,181	80,979
Accounts payable	88,129	52,381	221,967
Accrued expenses	(9,976)	(77,234)	(87,210)
Net Cash From Operating Activities	(5,617,395)	(1,757,443)	(7,559,212)

Cash Flows from Investing Activities
Purchase of property and equipment	(2,577,696)	(16,100)	(2,618,437)
Purchase of intangible assets	(57,480)	-	(57,480)
Proceeds from disposal of property and equipment	22,941	-	22,941
Restricted cash	(100,000)	-	(100,000)
Notes receivable	(56,983)	-	(56,983)
Change in related party receivables/payables	46,930	3,545	50,475
Cash acquired in acquisitions	-	26,761	(152,180)
Net Cash From Investing Activities	(2,722,288)	14,206	(2,911,664)

Cash Flows from Financing Activities
Proceeds from notes payable	1,996,731	12,618,779	14,706,914
Payments on notes payable	(7,870,993)	(14,874,760)	(22,745,753)
Proceeds from notes payable related parties	251,900	4,075,012	4,326,912
Payments on notes payable - related parties	(4,326,912)	-	(4,326,912)
Issuance of shares for cash	26,422,386	2,000	26,728,842
Net Cash From Financing Activities	16,473,112	1,821,031	18,690,003

Effect of Exchange Rate Changes on Cash	360,885	7,382	364,553

Net Increase in Cash	8,494,314	85,176	8,583,680
Cash at Beginning of Period	89,366	4,190	-
Cash at End of Period	$ 8,583,680	$ 89,366	$ 8,583,680

The accompanying notes are an integral part of these financial statements.

BEKEM METALS, INC. AND SUBSIDIARIES

(An Exploration Stage Company)

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

(An Exploration Stage Company)

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

Business Condition – The Company has no proven mineral reserves that conform to U.S. accounting standards and has had only limited ore and Mamyt brown coal production from its Kempirsai deposit since its acquisition on May 31, 2005. The Gornostai deposit has not yet entered the development stage with respect to its mineral interests and has no production. There has been only limited revenue from the Kempirsai operations, and the Company has incurred net losses of ($4,706,122) and ($1,271,137) for the years ended December 31, 2006 and 2005, respectively and ($6,222,349) for the period from March 5, 2004 (date of inception) through December 31, 2006. Current assets exceeded current liabilities by $9,040,599 at December 31, 2006, while current liabilities exceeded current assets by $3,913,939 at December 31, 2005. Management expects that the Company will need significant additional capital to fund construction of a processing plant in 2007-2008. The Company anticipates it will need to raise additional capital through the sale of its equity securities or debt securities. Certain shareholders of the Company have indicated a willingness to provide the Company a line of credit. The Company has no formal agreement with said shareholders to provide this line of credit and the shareholders are under no obligation to enter into any agreement or make available any funds to the Company.

Exploration Stage Company

The Company is an exploration stage company. As an exploration stage enterprise, the Company discloses the deficit accumulated during the exploration stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date. The Company will remain in the exploration stage until such time as proven or probable reserves have been established for either the KKM (Kempirsai) or the Kaznickel (Gornostai) operations.

BEKEM METALS, INC. AND SUBSIDIARIES

(An Exploration Stage Company)

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

Revenue Recognition – Since the Company is in the exploration stage, any incidental sales of ore and Mamyt brown coal are recorded as a reduction of the exploratory costs. Income from such sales is recognized when persuasive evidence of an arrangement exists, title to product transfers to the customer, and collectibility is reasonably assured.

Trade Receivables – In the normal course of business, the company extends credit to its customers on a short-term basis. The principal customers are local companies and government agencies. Although credit risks associated with these customers are considered minimal, the company routinely reviews its accounts receivable balances and makes provisions for doubtful accounts.

Related Party Receivables – Related party receivables consists of short-term advances to employees. No allowance has been provided due to the historic short-term nature and recoverability of such advances.

Inventories – Inventory consists of materials and spare parts, miscellaneous goods, fuel and some raw materials. Spare parts, goods and fuel are recorded at the lower cost or estimated service value.

Prepaid Expenses – Prepaid expenses relate to office rent, subscriptions, insurance and advance drilling costs. Prepaid expenses are charged to operations in the period the related service or work is performed.

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed – Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount that the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. During 2006, the Company realized losses from the impairment and disposal of property, plant and equipment in the amount of $58,928. At December 31, 2006, the Company reviewed its long-lived assets as disclosed above and determined no additional impairment was necessary.

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

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

Depreciation, Depletion and Amortization – Costs incurred to develop new properties will be capitalized as incurred, when it has been determined that the property can be economically developed based on the existence of proven and probable reserves. All such costs will be amortized using the units-of-production (“UOP”) method over the estimated life of the ore body based on recoverable minerals to be mined from proven and probable reserves.

Depreciation of equipment used in exploration activities is calculated using the straight-line method based on the estimated useful lives of the assets and is charged to Exploratory costs.

Expenditures for new facilities or equipment and expenditures not related to exploration activities and used for administrative and other operation purposes or that extend the useful lives of existing facilities or equipment are capitalized and depreciated using the straight-line method at rates sufficient to depreciate such costs over the estimated future lives of such facilities or equipment. These lives do not exceed the estimated mine life as the useful lives of these assets are considered to be limited to the life of the relevant mine.

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

Exploration costs incurred on mineral interests, other than acquisition costs, prior to the establishment of proven and probable reserves are charged to operations as incurred. Development costs incurred on mineral interests with proven and probable reserves will be capitalized as mineral properties. We regularly perform evaluations of our investment in mineral interests to assess the recoverability and / or the residual value of the investments in these assets. All mineral interests and mineral properties are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable, utilizing established guidelines based upon undiscounted future net cash flows from the asset or upon the determination that certain exploration properties do not have sufficient potential for economic mineralization.

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

Exploratory Costs – since the Company is deemed to be in the Exploration stage, all costs related to operating activities are classified as Exploratory costs, which mainly consist of cost of drilling exploration works at the Gornostai deposits, cost of blasting, stripping, excavation and ore extracting works at the Kempirsai deposits, as well as salaries and wages, depreciation charges and other expenses directly related to these works.

BEKEM METALS, INC. AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

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

Basic and Diluted Income (Loss) Per Share – Basic income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of shares outstanding. Diluted income per share is calculated by dividing net income by the weighted-average number of shares and all dilutive potentially issuable shares, except during loss periods when those potentially issuable shares are anti-dilutive.

The following data shows the amounts used in computing basic and diluted weighted-average number of shares outstanding at December 31, 2006 and 2005:

For the years ended December 31,	2006	2005
Basic weighted average common shares outstanding	95,285,844	48,645,053
Dilutive effect of outstanding options/warrants	-	-
Diluted Weighted Average Common Shares Outstanding	95,285,844	48,645,053

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

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments -- an amendment of FASB Statements No. 133 and 140. SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. SFAS No. 155 will become effective for the Company's fiscal year that begins after September 15, 2006. The impact of SFAS No. 155 will depend on the nature and extent of any new derivative instruments entered into after the effective date.

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

In September 2006, the SEC staff published Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 addresses quantifying the financial statement effects of misstatements, specifically, how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. This statement is effective for fiscal years ending after November 15, 2006. SAB 108 did not have a material effect on the Company’s financial reporting and disclosures.

BEKEM METALS, INC. AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE 2 –ACQUISITIONS AND DISPOSAL

Kaznickel Acquisition by Condesa

On July 9, 2004 Condesa, which was owned 60% by Brisa holding 8,400,000 of 14,000,000 shares of outstanding common stock, entered into an investment agreement under which Condesa provided a $300,000 convertible loan to Kaznickel LLP, which was immediately converted into a new 40 percent equity interests in Kaznickel. On September 22, 2004, Brisa acquired an interest in Kaznickel by purchasing 60 percent of the equity interest of the founding partners’ remaining 60 percent interests. As consideration for the purchase, the original partners obtained a commitment from Brisa to facilitate a reverse merger with a U.S. public company, and a commitment to obtain funding enabling Kaznickel to further explore its mineral property rights. The value of the commitment was estimated to be $270,000 based on the percent of Kaznickel obtained for Condesa’s original cash investment of $300,000.

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

Current assets	$231,674
Mineral property rights	267,660
Asset retirement costs of the mineral rights	474,936
Property and equipment	21,573
Total assets acquired	995,843
Current liabilities	(25,468)
Asset retirement obligation	(665,919)
Total liabilities assumed	(691,387)
Minority Shareholders' interests	(121,782)
Net Assets Acquired	$182,674

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

BEKEM METALS, INC. AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

Condesa Acquisition of EMPS (Bekem)

On January 28, 2005, EMPS Research, Inc. (“EMPS”) completed a Plan and Agreement of Reorganization with Condesa, wherein EMPS acquired 100% of the outstanding capital stock of Condesa in exchange for the issuance of 35,000,000 common shares of which 21,000,000 were held by the controlling shareholder and 14,000,000 were issued to minority shareholders in Condesa. EMPS subsequently changed its name to Bekem Metals, Inc. As a result of that reorganization, the shareholders of Condesa owned 91% of the outstanding common stock of EMPS at that reorganization date. The combined entities were referred to after that reorganization as Bekem.

EMPS had 3,300,000 shares of common stock outstanding prior to that transaction that remained outstanding, were classified as minority interests, and were valued at $0. The transaction resulted in a change of control of EMPS. For financial reporting purposes, Condesa was considered the acquirer. The acquisition was recognized as a forward stock split of Condesa’s 30,000 shares of capital stock held by the controlling shareholder that were outstanding prior to the reorganization into 21,000,000 common shares, or a 700-for-1 stock split. The financial statements were restated for the effects of the stock split for all periods presented. Condesa’s assets, liabilities and minority interests were recorded at their historical cost and the effect of the stock split was reflected retroactively since the inception of Condesa. The assets of EMPS were considered to have been acquired by Condesa in exchange for the assumption of EMPS’s net liabilities. The net assets consisted of cash of $2,648, intangible assets of $1,823 and current liabilities of $15,077. The operations of Condesa were included for all periods presented and the operations of EMPS were included from the acquisition of EMPS.

Kazakh Metals, Inc. Acquisition of Kyzyl Kain Mamyt, LLC

On June 1, 2005, Kazakh Metals acquired 100% of the equity interests of Kyzyl Kain Mamyt, LLC (KKM) for the cash purchase price of $100,000. The management of the Company understands that at this time KKM was not able to maintain the subsoil use contract because of financial liquidity problems. The owners of KKM, prior to its acquisition by Kazakh Metals, had incurred significant debt obligations on the property which they were unable to service and KKM’s assets were pledged as a guarantee for these debt obligations. Moreover, at the time of the acquisition of KKM by Kazakh Metals, the price of nickel was at the level where the processing of nickel ore by known and proven technologies was not considered economically feasible due to high processing costs. Therefore, the former owners of KKM sold their interests in KKM to Kazakh Metals at a price significantly below the estimated fair value to free itself from the debt obligations associated with the property. The former equity holders of KKM were not related parties.

KKM operates in the Aktyubinsk region of northwestern Kazakhstan and owns licenses to explore for, and is engaged in the production and sale of nickel and cobalt ore and Mamyt brown coal. KKM has been actively involved in mining cobalt and nickel ore since its inception and has been operating in the Soviet Union since 1938. The height of production occurred in the late 1980’s. Production, although limited, has occurred since that time. KKM’s primary assets are its rights to exploit unproved reserves and its infrastructure of buildings, machinery and equipment, including a rail spur.

Kazakh Metals accounted for the acquisition of KKM as a purchase business combination with a purchase price of $100,000. The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values. The Company has estimated a fair value of $40,000,000 for the mineral interests and obtained an independent appraisal of the buildings and equipment of $17,693,795 on the acquisition date, and is in the process of obtaining third-party valuations of the mineral assets; accordingly, the allocation of the purchase price is subject to refinement. Negative goodwill was not recognized in connection with the acquisition of KKM. Instead, the excess of the fair value of the net assets over the purchase price was allocated as a pro rata reduction of the amounts that otherwise would have been assigned to the long-term assets. Notes payable assumed in the acquisition with a stated value of $7,445,197 are due to third parties generally within three years, including $4,432,290 to a bank, and were recorded based upon their fair values on the acquisition date, resulting in a discount to the notes that will be recognized as interest expense through maturity. The operations and cash flows of KKM were included in the Company’s consolidated financial statements since the date of the acquisition.

BEKEM METALS, INC. AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Acquisition of Kaznickel LLP

Current assets	$231,674
Mineral property rights	267,660
Asset retirement costs of the mineral rights	474,936
Property and equipment	21,573
Total assets acquired	995,843
Current liabilities	(25,468)
Asset retirement obligation	(665,919)
Total liabilities assumed	(691,387)
Minority Shareholders' interests	(121,782)
Net Assets Acquired	$182,674

Acquisition of Minority Shareholders' Interests of Bekem Metals

Unproved mineral property rights	$132,432
Purchased exploration costs	251,286
Deferred tax liability	(38,718)
Minority Shareholders' Interests Acquired	$345,000

Acquisition of KKM

Current Assets	$469,379
Unproved mineral property rights	7,034,321
Asset retirement costs of the mineral rights	86,852
Buildings, constructions machinery and equipment	3,068,786
Total assets acquired	10,659,338
Current liabilities	(717,527)
Asset retirement obligation	(97,223)
Notes Payable, net of discount of $917,737	(6,541,670)
Deferred tax liability	(3,202,918)
Total liabilities assumed	(10,559,338)
Net Assets Acquired	$100,000

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

BEKEM METALS, INC. AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

Bekem Acquisition of Kazakh Metals

On October 24, 2005, Kazakh Metals, Inc. (KMI) was acquired by Bekem Metals, Inc. in a purchase business combination under which Bekem acquired 100% of the outstanding common shares of KMI in exchange for the issuance of 61,200,000 common shares. The primary asset of KMI is its wholly owned subsidiary, KKM.

The principal shareholder of Bekem was also the principal shareholder of KMI. Accordingly, the transaction was considered to be between entities under common control and did not result in a change in control of Bekem. Following the transaction, entities over which this shareholder maintains voting and investment control hold 51,600,000 Bekem common shares, which represented 51.5% of the 100,088,888 outstanding common shares. The acquisition of the portion of KMI owned by the principal shareholder will be recorded at historical cost. The portion of KMI purchased from the minority shareholders of KMI was recorded at fair value.

Disposal of Condesa

On July 24, 2006, Condesa transferred its interest in Kaznickel to Bekem, making Kaznickel a wholly-owned subsidiary of Bekem. On September 30, 2006 Bekem sold Condesa to a third party for a nominal value. Condesa generated no sales and had no income. The disposals of Condesa had no material effect on the financial position and the income statement of Bekem.

NOTE 3 – CASH

The Company considers all demand deposits, money market accounts and marketable securities purchased with an original maturity of three months or less to be cash and cash equivalents. The fair value of cash and cash equivalents approximates their carrying amounts due to their short-term maturity.

Cash consists of the following:

December 31,	2006	2005
Current accounts (USD)	$479,947	$64,136
Current accounts (Tenge)	38,379	25,230
Bank deposit (USD)	8,065,354	-
Total	$8,583,680	$89,366

Bank deposit accounts are located in a Kazakhstani Bank (Center Credit Bank). Bank deposits earn interest from 3% to 8% annually based on the length of time the funds are left on deposit. Of the total bank deposits, only $100,000 is restricted. The $100,000 is restricted for a term of 15 months. This amount is shown as other non-current assets. The balances of the bank deposits are immediately available to the Company.

BEKEM METALS, INC. AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE 4 – PROPERTY, PLANT AND MINERAL INTERESTS

Property, plant and mineral interests consist of the following:

December 31,	2006	2005
Buildings	$2,156,326	$2,062,865
Machinery and equipment	3,474,858	970,005
Other fixed assets	69,665	53,856
Unproved mineral property rights	8,313,744	7,909,351
	14,014,593	10,996,077
Accumulated depreciation	(144,030)	(57,709)
Net Property and Equipment	$13,870,563	$10,938,368

The increase in property, plant and mineral interests is principally related to the purchase of equipment by the Company in May 2006 from a third party for $2,000,000, which is used in KKM’s pilot plant. The equipment was placed in service and capitalized in October, 2006. The $2,000,000 capitalized assets represents only tangible equipment that have alternative uses either in other research and development projects or for other nickel ore processing technologies such a pyrometallurgical technologies or hydrometallurgical technologies.

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

BEKEM METALS, INC. AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

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

NOTE 5 – INCOME TAXES

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

Deferred tax assets and liabilities were as follows:

December 31,	2006	2005

Tax loss carryforward	$2,590,511	$747,485
Property and equipment	(704,645)	(803,003)
Asset retirement obligation	308,263	250,152
Unproved mineral property rights	(2,503,728)	(2,080,040)
Asset retirement cost	(169,521)	(149,837)
Grant compensation expense	45,475	-
Long-term debt and discount	-	(239,949)
Net Deferred Tax Liabilities	$(433,645)	$(2,275,192)

The following is a reconciliation of the amount of tax that would result from applying the federal rate to pretax income with the provision for income taxes at December 31, 2006 and 2005:

BEKEM METALS, INC. AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

For the Years Ended December 31,	2006	2005

Tax at US Federal statutory rate (34%)	$(2,016,909)	$(656,513)
Change in valuation allowance	-	(107,721)
Effect of higher effective tax rates	-	(153,004)
Deferred Tax Benefit	$(2,016,909)	$(917,238)

NOTE 6 – RELATED PARTY TRANSACTIONS

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

(An Exploration Stage Company)

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

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE 8 – LONG-TERM NOTES PAYABLE – RELATED PARTIES

Long-term notes payable to related parties consists of the following:

December 31,	2006	2005
Notes payable to related companies bearing interest
at 6.29%; due August 2008; unsecured;	$ -	$ 1,710,012
Note payable to related company bearing interest
at 6.29%; due August 2010; unsecured;	-	2,288,000
Notes payable to related companies bearing interest
at 6.29%; due May 2008; unsecured;	-	77,000
Total Long-term Debt	-	4,075,012
Less: Current Portion	-	-
Long-term Debt - Net of Current Portion	$ -	$ 4,075,012

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

NOTE 9 – ASSET RETIREMENT OBLIGATION

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

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

The reconciliation of the asset retirement obligation is as follows:

December 31,	2006	2005
Balance at beginning of year	$833,840	$675,460
Liabilities incurred	44,650	97,748
Accretion expense during the year	72,865	60,632
Asset Retirement Obligation	$951,355	$833,840

NOTE 10 – SHAREHOLDERS’ EQUITY

Shares Issued for Cash – On August 8, 2005 the Company issued 61,200,000 shares of common stock for cash proceeds of $100,000, or $0.02 per share.

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

The following summarizes warrant activity for the year ended December 31, 2006:

		Weighted-
		Average
	Warrants	Exercise Price
Outstanding at beginning of year	$-	$-
Issued	10,400,000	1.81
Expired	-	-
Exercised	-	-
Outstanding at End of Year	$10,400,000	$1.81

BEKEM METALS, INC. AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

The following table summarizes information about warrants outstanding at December 31, 2006:

		Weighted
		Average	Weighted
		Remaining	Average
Range of	Number	Contractual	Exercise
Exercise Price	Outstanding	Life (Years)	Price
$ 1.17	2,400,000	1.01	$ 1.17
$ 2.00	8,000,000	1.51	$ 2.00

Shares Issued for Acquisition of the Minority Interests – On August 23, 2005, and prior to its combination with the Company, BMI issued 588,888 shares of common stock in exchange for the cancellation of 2,000,000 options to purchase common stock at $0.10 per share. BMI treated the cancellation, for accounting purposes, as a modification of 588,888 of the options to options with an exercise price of zero, and the cancellation of the remaining options. The modification resulted in a charge to operations of $19,426, the difference between the fair value of the options before and after the modification. The issued shares were included in the 17,888,888 shares considered issued for the acquisition of the minority shareholders’ interests in BMI on October 24, 2005.

Stock Grants – On October 20, 2006, under the Company’s 2003 Stock Option Plan and pursuant to the board of directors desire to attract and retain experienced and educated executives, the board agreed to award to certain executives and key employees of the Company restricted stock grants (1,083,123 shares). The vesting of the shares is contingent upon meeting various company-wide performance goals, including timely filing of reports with the Securities and Exchange Commission, meeting the yearly deadlines for the pilot plant construction, operations as dictated by the board of directors, timely performing of the drilling work program requirements as dictated by the Republic of Kazakhstan’s Ministry of Energy and Mineral Resources, and start of commercial operations. If these goals are not met, the Company will not recognize compensation expense and will reverse any previously recognized compensation expenses. The fair value of the restricted stock grants was valued at $1.95 per share, which represented the closing market price of the Company’s stock on October 20, 2006, or $2,112,090.

As of December 31, 2006, there was $2,034,355 of total unrecognized compensation cost. The cost is expected to be recognized over a period of 3 years. No shares were vested as of December 31, 2006. The Company recognized $77,735 of compensation expense for the year ended December 31, 2006.

BEKEM METALS, INC. AND SUBSIDIARIES

(An Exploration Stage Company)

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

NOTE 12 – COMMITMENTS AND CONTINGENCIES

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

(An Exploration Stage Company)

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

Rent expense for the years ended December 31, 2006 and 2005 was $194,854 and $103,160, respectively. All leases are due within the next year.

NOTE 13 – RESTATEMENT OF FINANCIAL STATEMENTS

Subsequent to the issuance of the December 31, 2006 and 2005 financial statements, the Company realized that its financial statements needed to be restated to correct the reporting of mining transactions to be consistent with SEC Industry Guide 7, Description of Property by Issuers Engaged or to Be Engaged in Significant Mining Operations that defines a production stage enterprise as one that has reserves that are proven or probable as evidenced by an acceptable reserve report. The Company has not yet received its reserve report, therefore, under Industry Guide 7 it is an exploration stage enterprise. The Company had not considered itself a development or exploration stage company due to the history of production of the sites under mining licenses during the 1980s and 1990s and using the reports evidencing commercial ore bodies that were developed during the Soviet era under different methods than those currently used to support the definition of “reserves” under Industry Guide 7. The Company’s licenses granted by the MEMR for the Kempirsai and Mamyt deposits are production licenses and require the Company to extract certain quantities of nickel, cobalt and coal in order to retain the licenses, which were previously reported as production activity. The Company expects to obtain acceptable reserve reports early in 2008.

BEKEM METALS, INC. AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

In order to comply with the reporting under Industry Guide 7 for the years 2006 and 2005, a column for transactions from “inception to date” has been added to the statements of operations and cash flows, stripping costs have been expensed rather than capitalized, and revenues and costs of products sold have been reclassified to offset certain direct mining expenses which are included in exploratory costs, depreciation and amortization expenses were also reclassified as exploratory costs. Also, the other income (expense) as originally filed included disposals of inventory, which were reclassified as exploratory costs and revenue from services were reclassified as other income.

In addition, the reporting of deferred compensation costs has been corrected to properly allocate the costs to the appropriate years. The change in the deferred compensation, as well as the changes to the net loss caused the deferred tax liabilities to decrease. Also, the number of weighted-average shares outstanding at December 31, 2006, was corrected.

The effects of the restatements are as follows:

Balance Sheets
	As Previously	Effect of
	Reported	Restatement	As Restated
December 31, 2006

Inventories	$ 377,018	$(191,955)	$ 185,063
Deferred compensation	450,267	307,653	757,920
Non-current deferred compensation	1,584,088	(381,501)	1,202,587
Deferred tax liabilities	513,385	(79,740)	433,645
Accumulated deficit	$(6,036,286)	$(186,063)	$(6,222,349)

	As Previously	Effect of
	Reported	Restatement	As Restated
December 31, 2005

Inventories	$ 337,030	$(96,976)	$ 240,054
Deferred tax liabilities	2,304,285	(29,093)	2,275,192
Accumulated deficit	$(1,448,344)	$(67,883)	$(1,516,227)

Statements of Operations
	As Previously	Effect of
	Reported	Restatement	As Restated
For the Year Ended December 31, 2006

Revenue	$ 105,304	$ (105,304)	$ -
Cost of product sold	58,980	(58,980)	-
Exploratory costs	1,118,115	352,132	1,470,247
Depreciation and amortization	108,125	(108,125)	-
Grant compensation expense	77,735	73,848	151,583
Interest income	-	85,337	85,337
Other income (expense)	(107,644)	110,015	2,371

Net Loss Before Minority Interest and Taxes	(6,554,203)	(168,828)	(6,723,031)
Deferred tax benefit	1,966,261	50,648	2,016,909

Net Loss	$ (4,587,942)	$ (118,180)	$(4,706,122)

Basic Loss per Common Share	$ (0.04)	$ -	$ (0.04)
Weighted-Average Shares used in
Basic Loss per Common Share	111,266,970	213,657	111,480,627

	As Previously	Effect of
	Reported	Restatement	As Restated
For the Year Ended December 31, 2005

Revenue	$ 148,549	$ (148,549)	$ -
Cost of product sold	74,205	(74,205)
General and administrative expenses	1,018,633	(485)	1,018,148
Exploratory costs	623,446	74,050	697,496
Depreciation and amortization	48,233	(48,233)
Other income	16,790	2,700	19,490

Net Loss Before Minority Interest and Taxes	(2,110,825)	(96,976)	(2,207,801)
Deferred tax benefit	888,145	29,093	917,238

Net Loss	$ (1,203,254)	$ (67,883)	$ (1,271,137)

Basic Loss per Common Share	$ (0.02)	$ (0.01)	$ (0.03)
Weighted-Average Shares used in
Basic Loss per Common Share	48,645,053	-	48,645,053

Statements of Cash Flows
	As Previously	Effect of
	Reported	Restatement	As Restated
For the Year Ended December 31, 2006

Net loss	$(4,587,942)	$ (118,180)	$(4,706,122)
Adjustments to reconcile net loss to
net cash provided by operating activities:
Depreciation and amortization	108,125	9,377	117,502
Deferred tax benefit	(1,966,261)	(50,648)	(2,016,909)
Stock grant compensation expense	77,735	73,848	151,583
Loss on disposal of property and equipment	68,305	(9,377)	58,928
Change in operating assets and liabilities:
Inventories	(21,886)	69,871	47,985
Prepaid expenses and other current assets	(54,149)	25,109	(29,040)
Net Cash From Operating Activities	$(5,617,395)	$ -	$(5,617,395)

	As Previously	Effect of
	Reported	Restatement	As Restated
For the Year Ended December 31, 2005

Net loss	$(1,203,254)	$ (67,883)	$(1,271,137)
Adjustments to reconcile net loss to
net cash provided by operating activities:
Deferred tax benefit	(888,145)	(29,093)	(917,238)
Change in operating assets and liabilities:
Inventories	(67,062)	97,461	30,399
Accounts payable	(24,368)	76,749	52,381
Accrued expenses	-	(77,234)	(77,234)
Net Cash From Operating Activities	$(1,757,443)	$ -	$(1,757,443)

Note 14 – SUBSEQUENT EVENT (UNAUDITED)

In December 2007, the Republic of Kazakhstan Ministry of Energy and Mineral Resources (“MEMR”) unilaterally terminated KKM’s contracts and licenses to explore for nickel, cobalt, brown coal, and other minerals within the Kempirsai and the Mamyt deposits on the basis that KKM had material failures in execution of the work programs associated with the contacts and licenses but did not detail those failures. In January 2008, KKM filed an action in the Court of Astana city against the MEMR challenging the legality of the unilateral termination of the KKM contracts and licenses by the MEMR for several reasons, including that the contracts and licenses had been terminated on grounds not provided for in the subsoil use contracts and legislation and there were no material failures in the execution of the work programs associated with the contracts and licenses. In February 2008, the Court of Astana city acknowledged that the unilateral termination of the contracts and licenses by the MEMR was illegitimate. The Court canceled the order of the MEMR relating to the unilateral termination of the licenses and reinstated the KKM contracts and licenses. The MEMR has appealed the Court’s decision to the Republic of Kazakhstan Supreme Court.