Form 10-K/A
period 2006-12-31
BEKEM METALS INC
filed 2008-04-02
CIK 1223550

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB/A-2

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

EXPLANATORY NOTE

            Bekem Metals, Inc. (hereinafter referred to as “us,” “we,” the “Company” or “Bekem”) is filing this Amendment No. 2 on Form 10-KSB/A-2 (the “Second Amendment”) to its Annual Report for the fiscal year ended December 31, 2006, which was filed with the Securities and Exchange Commission (“SEC”) on April 2, 2007 (the “Original Report”), as amended on March 20, 2008 (the “First Amendment”), in response to a comment raised by the staff of the SEC. More particularly, this Second Amendment amends the Original Report, as amended by the First Amendment, to clarify that Note 13 of the notes to the audited consolidated financial statements included in the First Amendment and in this Second Amendment is audited and to properly dual date the report from our independent registered public accounting firm indicating the date that Note 13 is audited. Item 7 “Financial Statements” of the Original Report, as amended by the First Amendment, is hereby revised accordingly.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, this Amendment also includes currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certification exhibits and Item 13 “Exhibits” have been revised accordingly.

This Amendment speaks only of the filing date of the Original Report, as amended by the First Amendment and, except for those Items disclosed in this explanatory note, is unchanged from the Original Report, as amended. This Second Amendment does not reflect events after the filing of the Original Report, as amended, or modify or update those disclosures affected by subsequent events. Therefore, you should read this Second Amendment together with our other reports that update and supersede the information contained in this Second Amendment.

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

BEKEM METALS, INC.

Date: April 2, 2008	/s/ Yermek Kudabayev
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

HANSEN, BARNETT & MAXWELL, P.C.

Salt Lake City, Utah

March 28, 2007, except for Note 13

as to which the date is February 18, 2008

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