Form 10-Q/A
period 2007-03-31
BEKEM METALS INC
filed 2008-04-04
CIK 1223550

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A-1

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

BEKEM METALS, INC.

(An Exploration Stage Company)

FORM 10-Q/A-1

TABLE OF CONTENTS

EXPLANATORY NOTE

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets (Unaudited) as of March 31, 2007 and December 31, 2006 (Restated)	5

Condensed Consolidated Statements of Operations (Unaudited) for the Three Months Ended March 31, 2007 and 2006, and for the Period from March 5, 2004 (Date of Inception) through March 31, 2007 (Restated)	6

Condensed Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2007 and 2006, and for the Period from March 5, 2004 (Date of Inception) through March 31, 2007 (Restated)	7

Notes to Condensed Consolidated Financial Statements (Unaudited)	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3. Qualitative and Quantitative Disclosures About Market Risk	27

Item 4. Controls and Procedures	28

PART II — OTHER INFORMATION

Item 1A. Risk Factors	29

Item 6. Exhibits	29

Signatures	30

EXPLANATORY NOTE

Bekem Metals, Inc. (hereinafter referred to as “us,” “we,” the “Company” or “Bekem”) is filing this Amendment No. 1 on Form 10-Q/A-1 (the “Amendment”) to its Quarterly Report for the fiscal quarter ended March 31, 2007, which was filed with the Securities and Exchange Commission (“SEC”) on May 09, 2007 (the “Original Report”) in response to certain comments raised by the staff of the SEC. While the staff commented on several issues, as discussed in more detail herein the primary issue raised by the staff was whether the presentation of the Company as a “production stage” enterprise was proper, or whether, it would be more consistent with SEC Industry Guide 7, “Description of Property by Issuers Engaged or to Be Engaged in Significant Mining Operations” (“Industry Guide 7”) to present the Company as an “exploration stage” enterprise.

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

Following discussion with the staff of the SEC and further research we now agree that the determination of reserves and production stage activities made by Kazakhstani governmental authorities is not binding upon or authoritative under Industry Guide 7. We further agree with the staff’s position that until such time as we have a reserve report prepared in accordance with the standards recognized by the SEC, the Company should be presented as an exploration stage enterprise. The purpose of this Amendment is to, among other things, revise the presentation of the Original Report to present the Company as an exploration stage enterprise.

The consolidated financial statements and notes to the financial statements included in Part I, Item 1 “Financial Statements” of the Original Report are hereby revised to present the Company as an exploration stage enterprise rather than a production stage enterprise. As a result of this revision, a column for transactions from “inception to date” has been added to the statements of operations and cash flows, stripping costs have been expensed rather than capitalized, and revenues and costs of products sold have been reclassified to offset certain direct mining expenses which are included in exploratory costs, depreciation and amortization expenses were also reclassified as exploratory costs. Also, the other income (expense) as originally filed included disposals of inventory, which were reclassified as exploratory costs and revenue from services were reclassified as other income.

As noted above, the “Consolidated Statements of Operations” has also been revised to correct the reporting of deferred compensation expense. In addition, the weighted average number of share outstanding was corrected in the “Consolidated Statements of Operations.”

The notes to the financial statements have been revised to:

•	provide clarification regarding the Company’s disclosure regarding impairments of long-lived assets and long-lived assets to be disposed of;
•	discuss why the Company was able to acquire its interest in Kyzl Kain Mamyt LLC at a price significantly below the fair value of its long term assets;
•	clarify the restrictions on use of bank deposits;
•	include Note 5 “ Restatement of Financial Statements”; and
•

include Note 6 “Subsequent Events” regarding litigation between the Company and the MEMR in connection with the purported unilateral cancelation of the Company’s contracts and licenses to the Kempirsai and Mamyt deposits.

The revision resulted in increases in “Net Loss” of $135,122 during the three months ended March 31, 2007 and $0 during the three months ended March 31, 2006. The revision did not result in changes to “Basic Loss Per Common Share” during the three months ended March 31, 2007 or 2006.

Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Original Report is hereby revised to clarify that as of March 31, 2007 the Company was in the exploration stage. The disclosure in Part I, Item 2 has also been revised to address the changes in operating results resulting from the restatement of the “Consolidated Statements of Operations.” The discussion of “Critical Accounting Policies” has been revised to provide enhanced discussion and analysis of the Company’s critical accounting policies and assumptions in accordance with SEC Releases No. 33-8350, 34-48960 and FR-72.

Part I, Item 4 “Controls and Procedures” of the Original Report is hereby revised to more specifically state the conclusions of the Company’s certifying officers with respect to whether the Company’s disclosure controls and procedures were effective during the period covered in this report and to address changes to our disclosure controls and procedures.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, this Amendment also includes currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certification exhibits and Part II, Item 6 “Exhibits” have been revised accordingly.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BEKEM METALS, INC. AND SUBSIDIARIES

(An Exploration Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2007	2006
	(Restated)	(Restated)
ASSETS

Current Assets
Cash	$6,398,169	$8,583,680
Trade accounts receivable	6,280	2,776
VAT recoverable	205,899	186,915
Inventories	204,839	185,063
Prepaid expenses and other current assets	332,916	139,293
Deferred compensation	353,119	757,920
Total Current Assets	7,501,222	9,855,647

Property, plant and mineral interests (net of accumulated
depreciation of $172,173 and $144,030)	14,419,407	13,870,563
Non-current deferred compensation	1,417,909	1,202,587
Other assets	165,086	169,130

Total Assets	$23,503,624	$25,097,927

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$615,752	$530,665
Accrued expenses	316,252	274,739
Due to related party	297	9,644
Total Current Liabilities	932,301	815,048

Deferred tax liabilities	—	433,645
Asset retirement obligation	995,704	951,355
Total Liabilities	1,928,005	2,200,048

Commitments and Contingencies	—	—

Shareholders’ Equity (Deficit)
Preferred stock; $0.001 par value, 20,000,000 shares
authorized, no shares outstanding	—	—
Common stock; $0.001 par value, 150,000,000 shares authorized,
and 125,172,011 and 125,172,011 shares issued and outstanding	125,172	125,172
Additional paid-in capital	29,025,272	29,025,272
Accumulated deficit	(7,518,326)	(6,222,349)
Accumulated other comprehensive loss	(56,499)	(30,216)
Total Shareholders’ Equity (Deficit)	21,575,619	22,897,879

Total Liabilities and Shareholders’ Equity (Deficit)	$23,503,624	$25,097,927

The accompanying notes are an integral part of these condensed consolidated financial statements.

                 BEKEM METALS, INC. AND SUBSIDIARIES

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

			For the Period from
			March 5, 2004
	For the Three Months Ended		(Date of Inception)
	March 31,		through
	2007	2006	March 31, 2007
	(Restated)	(Restated)	(Restated)

Revenue	$-	$-	$-

Operating Expenses
General and administrative expenses	1,255,862	357,538	5,510,234
Research and development costs	-	293,009	792,168
Exploratory costs	860,862	43,855	3,028,605
Accretion expense on asset retirement obligations	19,911	17,544	153,408
Grant compensation expense	189,479	-	341,062

Total Operating Expenses	2,326,114	711,946	9,825,477

Loss From Operations	(2,326,114)	(711,946)	(9,825,477)

Other Income (Expense)
Interest income	189,631	-	274,968
Interest expense	(1,018)	(64,898)	(1,677,441)
Translation adjustment	(83,724)	(43,462)	(78,106)
Exchange gain	480,132	240,055	245,398
Other income (expense)	4,003	(35,947)	25,864

Net Other Expense	589,024	95,748	(1,209,317)

Net Loss Before Minority Interest and Taxes	(1,737,090)	(616,198)	(11,034,794)
Deferred tax benefit	441,113	-	3,375,260
Loss attributed to minority interest	-	-	141,208

Net Loss	$(1,295,977)	$(616,198)	$(7,518,326)

Basic Loss per Common Share	$(0.01)	$(0.01)
Weighted-Average Shares used in
Basic Loss per Common Share	125,172,011	100,088,888

The accompanying notes are an integral part of these condensed, consolidated financial statements.

BEKEM METALS, INC. AND SUBSIDIARIES

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

			For the Period from
			March 5, 2004
	For the Three Months Ended		(Date of Inception)
	March 31,		through
	2007	2006	March 31, 2007
	(Restated)	(Restated)	(Restated)
Cash Flows from Operating Activities
Net loss	$ (1,295,977)	$ (616,198)	$ (7,518,326)
Adjustments to reconcile net loss to
net cash provided by operating activities:
Depreciation and amortization	26,666	18,158	193,799
Accretion expense on asset retirement obligations	19,911	17,544	169,477
Shares issued on option modification	-	-	19,426
Loss on disposal of property and equipment	(2,673)	-	56,255
Interest expense from debt discount	-	46,734	963,231
Deferred tax benefit	(441,113)	-	(3,375,260)
Foreign currency exchange gain and translation
adjustment	124,400	289,765	(78,851)
Purchased exploration costs	-	-	251,286
Stock grant compensation expense	189,479	-	341,062
Loss recognized on minority shareholders’ interest	-	-	(141,208)
Change in operating assets and liabilities:
Trade accounts receivable	(3,954)	(1,390)	5,014
Inventories	(10,050)	(29,427)	68,334
VAT recoverable	(14,100)	-	(136,598)
Prepaid expenses and other current assets	(153,946)	(40,379)	(72,967)
Accounts payable	79,598	11,994	301,565
Accrued expenses	(552,895)	-	(640,105)
Net Cash From Operating Activities	(2,034,654)	(303,199)	(9,593,866)

Cash Flows from Investing Activities
Purchase of property and equipment	(221,699)	(469,142)	(2,840,136)
Purchase of intangible assets	(5,808)	-	(63,288)
Proceeds from disposal of property and equipment	-	-	22,941
Restricted cash	-	-	(100,000)
Notes receivable	-	-	(56,983)
Cash acquired in acquisitions	-	-	(152,180)
Change in related party receivables / payables	(8,783)	(12,340)	41,692
Net Cash From Investing Activities	(236,290)	(481,482)	(3,147,954)

Cash Flows from Financing Activities
Proceeds from notes payable	-	1,084,914	14,706,914
Payments on notes payable	-	(353,213)	(22,745,753)
Proceeds from notes payable related parties	-	100,000	4,326,912
Payments on notes payable - related parties	-	-	(4,326,912)
Issuance of shares for cash	-	-	26,728,842
Net Cash From Financing Activities	-	831,701	18,690,003

Effect of Exchange Rate Changes on Cash	85,433	(1,995)	449,986

Net Increase / (Decrease) in Cash	(2,185,511)	45,025	6,398,169
Cash at Beginning of Period	8,583,680	89,366	-
Cash at End of Period	$ 6,398,169	$ 134,391	$ 6,398,169

The accompanying notes are an integral part of these condensed, consolidated financial statements.

BEKEM METALS, INC. AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007 (UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND NATURE OF BUSINESS

Interim Financial Information — The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they are condensed and do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. The accompanying financial statements should be read in conjunction with the most recent audited financial statements of Bekem Metals, Inc. included in its annual report on Form 10-KSB filed for the year ended December 31, 2006. Operating results for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

BEKEM METALS, INC. AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007 (UNAUDITED)

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

Nature of Business

The Company is engaged in the exploration of mineral resource properties. Kaznickel owns the right to the Gornostayevskoye (“Gornostai”) nickel and cobalt deposit located in the East Kazakhstan Oblast in northeast Kazakhstan. The subsoil use contract and license is for exploration and production of cobalt and nickel ores and is valid through February 26, 2026. KKM holds exploration and production subsoil use contracts and licenses from the government of Kazakhstan to a 575,756 acre parcel, located approximately 130 kilometers northeast of Aktobe, Kazakhstan. This deposit is referred to as the Kempirsai deposit. The subsoil use contracts and licenses grant KKM the right to explore and produce nickel and cobalt from deposits located within the territory through October 12, 2011, which may be extended upon agreement between KKM and the Ministry of Energy and Minerals Resources (“MEMR”) of the Republic of Kazakhstan. KKM also holds a subsoil use contract and a license to explore and produce Mamyt brown coal from a deposit located within 40 kilometers of its cobalt and nickel deposit. This subsoil use contract and license expires on December 11, 2018 with further possible extensions. However, because our deposits are without known reserves, our operations are considered to be at the exploratory stage.

Business Condition – The Company has no proven mineral reserves that conform to U.S. accounting. The Gornostai and the Kempirsai deposits have not yet entered the development stage with respect to its mineral interests and have no production. There has been only limited revenue from the Kempirsai operations, and the Company has incurred net losses of ($1,295,977) and ($616,198) for the three months ended March 31, 2007 and 2006, respectively and ($7,518,326) for the period from March 5, 2004 (date of inception) through March 31, 2007. Current assets exceeded current liabilities by $6,568,921 at March 31, 2007. Management expects that the Company will need significant additional capital to fund construction of a processing plant in 2007-2008. The Company anticipates it will need to raise additional capital through the sale of its equity securities or debt securities. Certain shareholders of the Company have indicated a willingness to provide the Company a line of credit. The Company has no formal agreement with said shareholders to provide this line of credit and the shareholders are under no obligation to enter into any agreement or make available any funds to the Company.

BEKEM METALS, INC. AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007 (UNAUDITED)

Kempirsai Exploration Stage – The Kempirsai, or KKM, operations are considered to be in the exploration stage until the company has the feasibility study.

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

Cash consists of the following:

	March 31,	December 31,
	2007	2006
Current accounts (USD)	$ 635,477	$ 479,947
Current accounts (Tenge)	95,716	38,379
Bank deposit (USD)	1,132,992	8,065,354
Bank deposit (Tenge)	4,533,984	-
Total	$ 6,398,169	$ 8,583,680

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

NOTE 3 - PROPERTY, PLANT AND MINERAL INTERESTS

Property, plant and mineral interests consist of the following:

	March 31,	December 31,
	2007	2006
Buildings	$ 2,211,348	$ 2,156,326
Machinery and equipment	3,783,914	3,474,858
Other fixed assets	70,434	69,665
Unproved mineral interests - net	8,525,884	8,313,744
	14,591,580	14,014,593
Accumulated depreciation	(172,173)	(144,030)
Net Property and Equipment	$ 14,419,407	$ 13,870,563

BEKEM METALS, INC. AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007 (UNAUDITED)

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

BEKEM METALS, INC. AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007 (UNAUDITED)

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

BEKEM METALS, INC. AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007 (UNAUDITED)

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

The Company also maintains a representative office in Almaty, Kazakhstan, where it leases approximately 1,575 square feet of office space. The lease agreement expires on December 31, 2007. In April 2007, the monthly lease payment increased from $5,250 to $6,125. Under the terms of the lease agreement, the owner of the space could terminate the lease at any time and require the Company to vacate the premises.

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

BEKEM METALS, INC. AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007 (UNAUDITED)

NOTE 5 – RESTATEMENT OF FINANCIAL STATEMENTS

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

In order to comply with the reporting under Industry Guide 7, a column for transactions from “inception to date” has been added to the statements of operations and cash flows, stripping costs have been expensed rather than capitalized, and revenues and costs of products sold have been reclassified to offset certain direct mining expenses which are included in exploratory costs, depreciation and amortization expenses were also reclassified as exploratory costs. Also, the other income (expense) as originally filed included disposals of inventory, which were reclassified as exploratory costs and revenue from services were reclassified as other income. In addition, the number of weighted-average shares outstanding for the three months ended March 31, 2007 was corrected.

The effects of the restatements are as follows:

Balance Sheet

March 31, 2007	As Previously Reported	Effect of Restatement	As Restated

Inventories	396,794	(191,955)	204,839
Non-current deferred compensation	1,584,067	(166,158)	1,417,909
Deferred tax liabilities	(29,460)	29,460	-
Accumulated deficit	7,197,141	321,185	7,518,326
Accumulated other comprehensive loss	49,031	7,468	56,499

BEKEM METALS, INC. AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007 (UNAUDITED)

Statements of Operations

For the Three Months Ended March 31, 2007
	As Previously Reported	Effect of Restatement	As Restated

Exploratory costs	(834,196)	(26,666)	(860,862)
Grant compensation expense	(97,169)	(92,310)	(189,479)
Depreciation expense	(26,666)	26,666	-
Interest income	-	189,631	189,631
Other income (expense)	193,634	(189,631)	4,003
Deferred tax benefit	483,925	(42,812)	441,113
Net Loss	(1,160,855)	(135,122)	(1,295,977)

Statements of Cash Flows

For the Three Months Ended March 31, 2007
	As Previously Reported	Effect of Restatement	As Restated

Cash Flows from Operating Activities
Net loss	(1,160,855)	(135,122)	(1,295,977)
Adjustments to reconcile net loss to
net cash provided by operating activities:
Deferred tax benefit	(483,925)	42,812	(441,113)
Stock grant compensation expense	97,169	92,310	189,479

NOTE 6 – SUBSEQUENT EVENT

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

Overview

We are engaged in the development and exploration of nickel, cobalt and brown coal deposits in the Republic of Kazakhstan. We carry out our exploration activities through our two wholly-owned subsidiaries, Kyzyl Kain Mamyt LLP (“KKM”) and Kaznickel LLP (“Kaznickel”).

The primary assets of KKM are exclusive subsoil use licenses and contracts to a 575,756 acre territory in northwestern Kazakhstan referred to herein as the Kempirsai deposit. The contract grants KKM the right to explore, extract and process nickel and cobalt ore from the Kempirsai deposit, which is comprised of the Kara-Obinskoe and Stepninskoye sections (collectively referred to as the “Kara-

Obinskoye section”) and the Novo-Shandashinskoe section. KKM also holds a subsoil use contract to explore and produce brown coal from the Mamyt coal deposit, which is located within 40 kilometers of the Kempirsai deposit. Unless otherwise indicated by the context of the disclosure, the Kara-Obinskoye section, the Novo-Shandashinskoye section and the Mamyt deposit are collectively referred to herein as the “Kempirsai deposit.”

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

We are currently at the exploration stage on the Gornostai deposit. To retain our subsoil use contract during exploration stage we are required to satisfy a minimum work program that is approved by the Geology Committee of the MEMR. We are currently in the third year of a three-year work program. Under this program, we are required to engage in an exploratory drilling program designed to identify and evaluate the mineral resources contained within the contract territory. In 2007, we are required to drill test holes totaling at least 12,961 meters. For 2007, we planned to drill approximately 615 test holes totaling approximately 15,700 meters during 2007. As of March 31, 2007 we have drilled a total of 9,110 meters (355 holes).

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

Results of Operations

Since inception we have generated limited revenue. We have spent millions of dollars to date and anticipate that we will spend significant additional capital before we begin to realize significant revenue from operations.

In July 2006, we realized net proceeds of approximately $26,600,000 through a private placement of our equity securities. As of March 31, 2007, we had spent approximately $20,300,000 of those funds. Approximately $12,200,000 was used to repay loans, $1,900,000 was used to meet our minimum working program obligations, approximately $2,200,000 was spent developing our hydrochlorination technology and $4,000,000 was used as working capital. At March 31, 2007, we had cash on hand of $6,398,169. We expect cash on hand will be sufficient to fund our activities through the end of the current fiscal year. We also anticipate the need to seek additional funding by the end of fiscal 2007 to continue our efforts to develop and exploit our mineral resources. There is no assurance that we will be able to obtain additional funding in the future on favorable terms, or at all. At this time, we have no commitments from any parties to provide us additional funding.

Three months ended March 31, 2007 compared to the three months ended March 31, 2006

Revenue

Because our deposits are without known reserves, we are considered to be in the exploration stage. Any revenues earned during this stage from sale of ore or brown coal are recorded against exploratory costs. During the three months ended March 31, 2006, such incidental sales amounted to $64,642. No such sales were made during the three months ended March 31, 2007.

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

Exploratory Costs

As a result of our aggressive exploratory drilling program for 2007, we incurred $860,862 in exploratory costs during the three months ended March 31, 2007 compared to $43,855 during the three months ended March 31, 2006. We budgeted $1,765,000 for drilling and core sampling expenses during 2007. We have spent almost half of that amount to complete approximately 60% of our planned drilling program for the year. We expect that exploratory costs will continue to be significantly higher during the balance of 2007 fiscal year and we continue to pursue our planned drilling and core sampling program. Also, as discussed above, because our activities are considered as exploratory, the exploratory costs are reflected net of revenues earned from sale of ore or brown coal. During the three month period ended March 31, 2006, we earned revenue of $64,642. By comparison during the three month period ended March 31, 2007, we realized no revenue.

Accretion Expense

Accretion expense increased by $2,367 during the three months ended March 31, 2007 compared to the same period of 2006. Until we engage in mining and production, we believe accretion expense will continue at rates consistent with those realized during the quarter ended March 31, 2007.

Grant Compensation Expense

During the three months ended March 31, 2007 we recognized $189,479 in grant compensation expense for restricted stock grants issued to certain officers and key employees during the fourth quarter 2006. We had no comparable expense during the three months ended March 31, 2006 because the restricted stock grants were not made until the fourth quarter of 2006.

Total Operating Expense and Loss from Operations

Our total operating expense and loss from operations increased from $711,946 during the three months ended March 31, 2006 to $2,326,114 during three months ended March 31, 2007. The principal reasons for the increase are the following:

o

Increase in general and administrative expense of $898,324 mainly attributable to the increase in salary and related taxes as a result of an increase in the number of personnel we employ and salary increases for existing employees as well as due to the increase in professional fees;

o	Increase in exploratory costs of $817,007 mainly due to increase scope of our drilling program;
o	Increase in recognition of the stock grant compensation expenses of $189,479. By comparison, we had no comparable expense during the three months ended March 31, 2006.

We expect total operating expenses during the remainder of 2007 to be higher as compared to 2006.

Interest Income

During the three months ended March 31, 2007, we realized interest on deposits of $189,631. By comparison, during the three months ended March 31, 2006, we earned no interest on deposits. The deposit accounts in which our funds are held provide for higher rates of return, varying from 3% to 8%, the longer the funds are left on deposit, with determination of the interest rate and recognition of the interest earned at the time the funds are withdrawn or upon the maturity date of the deposit.

Interest Expense

We realized $1,018 of interest expense during the three months ended March 31, 2007. During the three months ended March 31, 2006 we realized interest expense of $64,898. The interest expense realized during the first quarter 2006 was accrued mainly on notes payable received from related and third parties in the past.

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

As a result of the weakening of the U.S. dollar against the Kazakh tenge, a negative translation adjustment during the three months ended March 31, 2007 amounted to $83,724.

Exchange Gain/Loss

During the quarter ended March 31, 2007 we realized an exchange gain of $480,132 compared to an exchange loss of $240,055 during the quarter ended March 31, 2006. As with translation adjustment, we recognize exchange gain or loss as a result of having subsidiaries operating in foreign countries whose functional currency may or may not be the U.S. dollar. This requires us to translate results of operations from a foreign currency, in this case Kazakh tenge, to U.S. dollars at the average exchange rate, where results of operations include exchange gains or losses on the U.S. dollar monetary assets and liabilities.

Net Loss

For the foregoing reasons, during the three months ended March 31, 2007 we experienced a net loss of $1,295,977 compared to a net loss of $616,198 during the three months ended March 31, 2006. We anticipate that we will continue to experience increasing net losses until we are able to engage in significant nickel and cobalt ore extraction, processing and sales. We do not expect to be engaged in significant ore extraction and processing prior to the 2009 fiscal year.

Liquidity and Capital Resources

Our capital resources have consisted primarily of funds we have borrowed from related and non-related parties and funds we raised through a private placement of our equity securities in July 2006. These funds, however, represent only a portion of the funds we will need to complete exploration and development and move to commercial production. As of March 31, 2007, we have $6,398,169 of the approximately $26,600,000 in net proceeds we realized from the private placement. We have used the money raised in the private offering to reduce debt, acquire equipment, continue exploration and fund operations. We anticipate the need for substantial additional capital resources. As discussed above, we are in negotiations with certain third parties for the sale of our ore, depending on the success of those negotiations, we may be able to fund our expenses through the sale of our ore. We have received indications from certain of our primary shareholders that if we are unsuccessful in negotiating ore sales contracts, they are willing to provide additional funds to us to continue exploration activities during 2008, most likely in the form of loans. We currently, however, do not have definitive agreements with any parties to provide us additional funding.

During the three months ended March 31, 2007 and March 31, 2006, cash was primarily used to fund operations and repay notes payable. See below for additional discussion and analysis of cash flow.

For the Three Months Ended March 31,	2007	2006

Net cash used in operating activities	$(2,034,654)	$(303,199)
Net cash used in investing activities	(236,290)	(481,482)
Net cash provided by financing activities	—	831,701
Effect of exchange rate changes on cash	85,433	(1,995)
NET (DECREASE) INCREASE IN CASH	$(2,185,511)	$ 45,025

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

Plan of Operations

As of March 31, 2007, we had cash on hand of $6,398,169. As discussed above, we have budgeted to spend all of these funds in operations and development activities during the remaining nine months of 2007. Following is a brief description of how we anticipate allocating our cash on hand during the next nine months.

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

Summary of Material Contractual Commitments

The following table lists our significant commitments as of March 31, 2007:

	Payments Due by Fiscal Year
Contractual Commitments	Total	Less than one year		2-3 years		4-5 years		After 5 years

Monetary commitments for exploration	$686,450	$686,450		$-0	-	$-0	-	$-0	-
Due to the government of Republic of Kazakhstan(1)	731,221	-0	-	731,221		-0	-	-0	-
Training	39,300	39,300				-0	-	-0	-
Social projects(2)	417,906	-0	-	-0	-	300,000		117,906
Asset retirement obligation(3)	951,333	-0	-	-0	-	-0	-	951,333
Operating leases	203,050	203,050		-0	-	-0	-	-0	-
Total	$3,029,260	$928,800		$731,221		$300,000		$1,069,239

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

Commodity Price Risk

Our revenues, profitability and future growth will depend substantially on prevailing prices for nickel and cobalt. If and when we commence commercial production, commodity prices will affect the amount of cash flow available for capital expenditures and our ability to either borrow or raise additional capital. Price will also affect our ability to produce, transport and market the nickel and cobalt we produce.

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

Foreign Currency Risk

Our functional currency is the U.S. dollar. Our Kazakhstani subsidiary Kaznickel uses the U.S. dollar as its functional currency and KKM uses the Kazakh tenge as its functional currencies. To the extent that business transactions in Kazakhstan are denominated in the Kazakh Tenge we are exposed to transaction gains and losses that could result from fluctuations in the U.S. Dollar—Kazakh Tenge exchange rate. When the U.S. dollar strengthens in relation to the Kazakh Tenge, the U.S. dollar-reported expenses will decrease. We do not engage in hedging transactions to protect us from such risk.

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

Subsequent to the filing of the Original Report, and in connection with the comments of the staff of the SEC, we determined that we had erroneously presented the Company as being in the “production stage” rather than the “exploration stage.” As a result of this error, the Company is filing this Amendment to restate its consolidated financial statements for the periods ended March 31, 2007 and 2006. Our management and our board of directors determined on February 5, 2008, with respect to the annual reports for the fiscal years ended December 31, 2006 and 2005 and the fiscal quarters beginning January 1, 2006 through September 30, 2007, that we had a material weakness in internal control over financial reporting because the controls did not identify the error on a timely basis.

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

Changes in Internal Control Over Financial Reporting

Management had previously concluded that our disclosure controls and procedures were effective as of March 31, 2007 and reported that there was no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2007 that materially affected, or was reasonably likely to materially affect, the internal control over financial reporting. However, in connection with the restatements of the Company’s consolidated financial statements for the fiscal periods ended March 31, 2007 and 2006, as fully described in Note 5 of this Amendment, management determined that the material weakness described above existed as of March 31, 2007 and has, as a result, effected material changes to the Company’s internal control over financial reporting subsequent to the period covered by this report. Management has implemented new policies requiring our internal accounting staff and management to receive ongoing training on accounting for mineral properties in accordance with generally accepted accounting principles in the United

States and Industry Guide 7. Management believes these additional policies will provide additional and enhanced internal control over financial reporting and improve the ability of management to identify any potential errors prior to and during the Company’s consolidated financial statement close process and prevent recurrence of future errors of this nature.

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