Form 10-Q/A
period 2007-06-30
BEKEM METALS INC
filed 2008-04-04
CIK 1223550

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

+7 (7272) 582-386

(Registrant's telephone number, including area code)

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

BEKEM METALS, INC.

(An Exploration Stage Company)

FORM 10-Q/A-1

TABLE OF CONTENTS

EXPLANATORY NOTE

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets (Unaudited) as of June 30, 2007 and December 31, 2006 (Restated)	5

Condensed Consolidated Statements of Operations (Unaudited) for the Three Months and Six Months Ended June 30, 2007 and 2006, and for the Period from March 5, 2004 (Date of Inception) through June 30, 2007 (Restated)	6

Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2007 and 2006, and for the Period from March 5, 2004 (Date of Inception) through June 30, 2007 (Restated)	7

Notes to Condensed Consolidated Financial Statements (Unaudited)	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3. Qualitative and Quantitative Disclosures About Market Risk	30

Item 4. Controls and Procedures	30

PART II — OTHER INFORMATION

Item 1A. Risk Factors	32

Item 6. Exhibits	32

Signatures	32

EXPLANATORY NOTE

Bekem Metals, Inc. (hereinafter referred to as “us,” “we,” the “Company” or “Bekem”) is filing this Amendment No. 1 on Form 10-Q/A-1 (the “Amendment”) to its Quarterly Report for the fiscal quarter ended June 30, 2007, which was filed with the Securities and Exchange Commission (“SEC”) on August 14, 2007 (the “Original Report”) in response to certain comments raised by the staff of the SEC. While the staff commented on several issues, as discussed in more detail herein the primary issue raised by the staff was whether the presentation of the Company as a “production stage” enterprise was proper, or whether, it would be more consistent with SEC Industry Guide 7, “Description of Property by Issuers Engaged or to Be Engaged in Significant Mining Operations” (“Industry Guide 7”) to present the Company as an “exploration stage” enterprise.

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

As noted above, the “Consolidated Statements of Operations” has also been revised to correct the reporting of deferred compensation expense. In addition, the weighted average number of shares outstanding was corrected in the “Consolidated Statements of Operations”. Also, the deferred tax balance as of June 30, 2007 was reassessed and the previously reported deferred tax asset balance was nullified.

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
•

include Note 7 “Subsequent Events” regarding litigation between the Company and the MEMR in connection with the purported unilateral cancelation of the Company’s contracts and licenses to the Kempirsai and Mamyt deposits.

The revision resulted in increases in “Net Loss” of $869,951 during the three months ended June 30, 2007, $47,179 during the three months ended June 30, 2006, $944,149 during the six months ended June 30, 2007, and $47,179 during the six months ended June 30, 2006. In addition, the revision resulted in a $0.01 per share increase in “Basic Loss Per Common Share” during the three months ended June 30, 2007, as well as during the six months ended June 30, 2007.

Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Original Report is hereby revised to clarify that as of June 30, 2007 the Company was in the exploration stage. The disclosure in Part I, Item 2 has also been revised to address the changes in operating results resulting from the restatement of the “Consolidated Statements of Operations.” The discussion of “Critical Accounting Policies” has been revised to provide enhanced discussion and analysis of the Company’s critical accounting policies and assumptions in accordance with SEC Releases No. 33-8350, 34-48960 and FR-72.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BEKEM METALS, INC. AND SUBSIDIARIES

(An Exploration Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2007	2006
	(Restated)	(Restated)
ASSETS

Current Assets
Cash	$ 4,168,557	$ 8,583,680
Trade accounts receivable	5,686	2,776
VAT recoverable	188,634	186,915
Inventories	282,139	185,063
Prepaid expenses and other current assets	279,451	139,293
Deferred compensation	483,766	757,920
Total Current Assets	5,408,233	9,855,647

Property, plant and mineral interests (net of accumulated
depreciation of $198,635 and $144,030)	14,622,565	13,870,563
Non-current deferred compensation	467,234	1,202,587
Other assets	79,402	169,130

Total Assets	$ 20,577,434	$ 25,097,927

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$ 726,470	$ 530,665
Accrued expenses	245,953	274,739
Due to related party	4,665	9,644
Total Current Liabilities	977,088	815,048

Deferred tax liabilities	-	433,645
Asset retirement obligation	1,028,484	951,355
Total Liabilities	2,005,572	2,200,048

Commitments and Contingencies	-	-

Shareholders' Equity (Deficit)
Preferred stock; $0.001 par value, 20,000,000 shares
authorized, no shares outstanding	-	-
Common stock; $0.001 par value, 150,000,000 shares authorized,
and 124,750,239 and 125,172,011 shares issued and outstanding	124,750	125,172
Additional paid-in capital	28,203,239	29,025,272
Accumulated deficit	(9,694,584)	(6,222,349)
Accumulated other comprehensive loss	(61,543)	(30,216)
Total Shareholders' Equity (Deficit)	18,571,862	22,897,879

Total Liabilities and Shareholders' Equity (Deficit)	$ 20,577,434	$ 25,097,927

                 BEKEM METALS, INC. AND SUBSIDIARIES

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

					For the Period from
					March 5, 2004
	For the Three Months Ended		For the Six Months Ended		(Date of Inception)
	June 30,		June 30,		through
	2007	2006	2007	2006	June 30, 2007
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)

Revenue	$ -	$ -	$ -	$ -	$ -

Operating Expenses
Cost of product sold	-	-	-	-	-
General and administrative expenses	1,437,371	564,550	2,693,233	922,088	6,947,605
Research and development costs	-	98,298	-	391,307	792,168
Exploratory costs	932,621	201,396	1,793,483	245,251	3,961,226
Accretion expense on asset retirement obligations	20,458	18,599	40,369	36,143	173,866
Grant compensation expense	(2,427)	-	187,052	-	338,635

Total Operating Expenses	2,388,023	882,843	4,714,137	1,594,789	12,213,500

Loss From Operations	(2,388,023)	(882,843)	(4,714,137)	(1,594,789)	(12,213,500)

Other Income (Expense)
Interest income	36,996	10,372	226,627	10,372	311,964
Interest expense	-	(300,314)	(1,018)	(365,212)	(1,677,441)
Translation adjustment	(55,663)	(76,852)	(139,387)	(120,314)	(133,769)
Exchange gain	211,847	650,093	691,979	890,148	457,245
Other income (expense)	18,585	1,599	22,588	(34,348)	44,449

Net Other Expense	211,765	284,898	800,789	380,646	(997,552)

Net Loss Before Minority Interest and Taxes	(2,176,258)	(597,945)	(3,913,348)	(1,214,143)	(13,211,052)
Deferred tax benefit	-	-	441,113	-	3,375,260
Loss in minority interest	-	-	-	-	141,208

Net Loss	(2,176,258)	(597,945)	(3,472,235)	(1,214,143)	(9,694,584)

Basic Loss per Common Share	$ (0.02)	$ (0.01)	$ (0.03)	$ (0.01)
Weighted-Average Shares used in
Basic Loss per Common Share	125,167,376	100,088,888	125,169,681	100,088,888

BEKEM METALS, INC. AND SUBSIDIARIES

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

			For the Period from
			March 5, 2004
	For the Six Months Ended		(Date of Inception)
	June 30,		through
	2007	2006	June 30, 2007
	(Restated)	(Restated)	(Restated)
Cash Flows from Operating Activities
Net loss	$ (3,472,235)	$ (1,214,143)	$ (9,694,584)
Adjustments to reconcile net loss to
net cash provided by operating activities:
Depreciation and amortization	66,781	23,216	233,914
Accretion expense on asset retirement obligations	40,369	36,143	189,935
Interest expense from debt discount	-	5,020	963,231
Shares issued on option modification	-	-	19,426
Deferred tax benefit	(441,113)	-	(3,375,260)
Foreign currency exchange gain and translation
adjustment	(33,713)	(890,148)	(236,964)
Purchased exploration costs	-	-	251,286
Loss on disposal of property and equipment	147,415	40,166	206,343
Stock grant compensation expense	187,052	-	338,635
Loss recognized on minority shareholders' interest	-	-	(141,208)
Change in operating assets and liabilities:	-	-
Trade accounts receivable	(3,341)	14,298	5,627
Inventories	(97,076)	(10,108)	(18,692)
VAT recoverable	5,410	-	(117,088)
Prepaid expenses and other current assets	(105,495)	(308,093)	(24,516)
Accounts payable	187,034	229,263	409,001
Accrued expenses	(625,373)	-	(712,583)
Net Cash From Operating Activities	(4,144,285)	(2,074,386)	(11,703,497)

Cash Flows from Investing Activities
Purchase of property and equipment	(434,744)	(1,940,755)	(3,053,181)
Purchase of intangible assets	(7,016)	-	(64,496)
Proceeds from disposal of property and equipment	-	-	22,941
Restricted cash	100,000	-	-
Notes receivable	-	-	(56,983)
Cash acquired in acquisitions	-	-	(152,180)
Change in related party receivables/payables	(29,877)	(416,880)	20,598
Net Cash From Investing Activities	(371,637)	(2,357,635)	(3,283,301)

Cash Flows from Financing Activities
Proceeds from notes payable	-	3,968,114	14,706,914
Payments on notes payable	-	(481,558)	(22,745,753)
Proceeds from notes payable related parties	-	1,008,031	4,326,912
Payments on notes payable - related parties	-	-	(4,326,912)
Issuance of shares for cash	-	-	26,728,842
Net Cash From Financing Activities	-	4,494,587	18,690,003

Effect of Exchange Rate Changes on Cash	100,799	128,803	465,352

Net Increase/(Decrease) in Cash	(4,415,123)	191,369	4,168,557
Cash at Beginning of Period	8,583,680	89,366	-
Cash at End of Period	$ 4,168,557	$ 280,735	$ 4,168,557

BEKEM METALS, INC. AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007 (UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND NATURE OF BUSINESS

Interim Financial Information — The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they are condensed and do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. The accompanying financial statements should be read in conjunction with the most recent audited financial statements of Bekem Metals, Inc. included in its annual report on Form 10-KSB filed for the year ended December 31, 2006. Operating results for the six-month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

Business Condition – The Company has no proven mineral reserves that conform to U.S. accounting. The Gornostai and the Kempirsai deposits have not yet entered the development stage with respect to its mineral interests and have no production. There has been only limited revenue from the Kempirsai operations, and the Company has incurred net losses of ($3,472,235) and ($1,214,143) for the six months ended June 30, 2007 and 2006, respectively and ($9,694,584) for the period from March 5, 2004 (date of inception) through June 30, 2007. Current assets exceeded current liabilities by $4,431,145 at June 30, 2007. Management expects that the Company will need significant additional capital to fund construction of a processing plant in 2007-2008. The Company anticipates it will need to raise additional capital through the sale of its equity securities

BEKEM METALS, INC. AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007 (UNAUDITED)

or debt securities. Certain shareholders of the Company have indicated a willingness to provide the Company a line of credit. The Company has no formal agreement with said shareholders to provide this line of credit and the shareholders are under no obligation to enter into any agreement or make available any funds to the Company.

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

Corrected Prior Period Financials

During the course of preparing the financial statements for the six months ended June 30, 2007, the Company identified certain prior period misstatements whose impact was not material, either individually or in aggregate, to the Company’s financial statements for the year ended December 31, 2006 or the period ended March 31, 2007. However, these misstatements were considered material to the Company’s financial statements for the six months ended June 30, 2007. The correction of the misstatements is in accordance with SAB 108. As a result, the Company corrected the financial statements for the year ended December 31, 2006 and for the period ended March 31, 2007. The corrected statements of income as of December 31, 2006 and March 31, 2007 are included in these financial statements. These misstatements relate to recognizing an incorrect amount of deferred compensation. The effect of correcting these misstatements resulted in an increase in deferred compensation expense, an increase in accumulated deficit, and an increase in net loss of $48,740 and $60,924 for the year ended December 31, 2006 and the period ended March 31, 2007, respectively.

NOTE 2 - CASH

The Company considers all demand deposits, money market accounts and marketable securities purchased with an original maturity of three months or less to be cash and cash equivalents. The fair value of cash and cash equivalents approximates their carrying amounts due to their short-term maturity.

Cash consists of the following:

	June 30,	December 31,
	2007	2006
Current accounts (USD)	$ 411,847	$ 479,947
Current accounts (Tenge)	54,318	38,379
Bank deposit (USD)	1,240,832	8,065,354
Bank deposit (Tenge)	2,461,560	-
Total	$ 4,168,557	$ 8,583,680

BEKEM METALS, INC. AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007 (UNAUDITED)

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

NOTE 3 - PROPERTY, PLANT AND MINERAL INTERESTS

Property, plant and mineral interests consist of the following:

	June 30,	December 31,
	2007	2006
Buildings	$ 2,292,023	$ 2,156,326
Machinery and equipment	3,783,083	3,474,858
Other fixed assets	113,557	69,665
Unproved mineral interests - net	8,632,537	8,313,744
	14,821,200	14,014,593
Accumulated depreciation	(198,635)	(144,030)
Net Property and Equipment	$ 14,622,565	$ 13,870,563

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

JUNE 30, 2007 (UNAUDITED)

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

JUNE 30, 2007 (UNAUDITED)

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

JUNE 30, 2007 (UNAUDITED)

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

In order to comply with the reporting under Industry Guide 7, a column for transactions from “inception to date” has been added to the statements of operations and cash flows, stripping costs have been expensed rather than capitalized, and revenues and costs of products sold have been reclassified to offset certain direct mining expenses which are included in exploratory costs, depreciation and amortization expenses were also reclassified as exploratory costs. Also, the other income (expense) as originally filed included disposals of inventory, which were reclassified as exploratory costs and revenue from services were reclassified as other income. In addition, the number of weighted-average shares outstanding for the three months and six months ended June 30, 2007 was corrected. Also, the deferred tax balance as of June 30, 2007 was reassessed and the previously reported deferred tax asset balance was nullified.

BEKEM METALS, INC. AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007 (UNAUDITED)

The effects of the restatements are as follows:

Balance Sheet

June 30, 2007	As Previously Reported	Effect of Restatement	As Restated

Inventories	428,407	(146,268)	282,139
Other assets	416,940	(337,538)	79,402
Deferred tax liabilities	597,666	(597,666)	-
Accumulated deficit	8,613,112	1,081,472	9,694,584

Statements of Operations

For the Three Months Ended June 30, 2007
	As Previously Reported	Effect of Restatement	As Restated

Revenue	36,655	(36,655)	-
Cost of product sold	(34,800)	34,800	-
Exploratory costs	(561,608)	(371,013)	(932,621)
Depreciation expense	(40,115)	40,115	-
Interest income	-	36,996	36,996
Other income (expense)	20,583	(1,998)	18,585
Deferred tax benefit	572,196	(572,196)	-
Net Loss	(1,306,307)	(869,951)	(2,176,258)

Statements of Operations

For the Six Months Ended June 30, 2007
	As Previously Reported	Effect of Restatement	As Restated

Revenue	36,655	(36,655)	-
Cost of product sold	(34,800)	34,800	-
Exploratory costs	(1,395,804)	(397,679)	(1,793,483)
Depreciation expense	(66,781)	66,781	-
Interest income	-	226,627	226,627
Other income (expense)	214,217	(191,629)	22,588
Deferred tax benefit	1,087,507	(646,394)	441,113
Net Loss	(2,528,086)	(944,149)	(3,472,235)

Statements of Cash Flows

For the Six Months Ended June 30, 2007
	As Previously Reported	Effect of Restatement	As Restated
Cash Flows from Operating Activities
Net loss	(2,528,086)	(944,149)	(3,472,235)
Adjustments to reconcile net loss to
net cash provided by operating activities:
Deferred tax benefit	(1,112,615)	671,502	(441,113)
Stock grant compensation expense	212,160	(25,108)	187,052
Inventories	(36,630)	(60,446)	(97,076)
Prepaid expenses and other current assets	(463,696)	358,201	(105,495)

BEKEM METALS, INC. AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007 (UNAUDITED)

NOTE 6 - STOCK GRANT FORFEITURE

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

NOTE 7 – SUBSEQUENT EVENT

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

We are currently at the exploration stage on the Gornostai deposit. To retain our subsoil use contract during exploration stage we are required to satisfy a minimum work program that is approved by the Geology Committee of the MEMR. We are currently in the third year of a three-year work program. Under this program, we are required to engage in an exploratory drilling program designed to identify and evaluate the mineral resources contained within the contract territory. In 2007, we are required to drill test holes totaling at least 12,961 meters. For 2007, we planned to drill approximately 615 test holes totaling approximately 15,700 meters during 2007. As of June 30, 2007 we have drilled a total of 15,020 meters (603 test holes).

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

In July 2006, we realized net proceeds of approximately $26,600,000 through a private placement of our equity securities. As of June 30, 2007, we had spent approximately $22,400,000 of those funds. Approximately $12,200,000 was used to repay loans, $2,500,000 was used to meet our minimum working program obligations, approximately $2,200,000 was spent developing our hydrochlorination technology and $5,500,000 was used for working capital. At June 30, 2007, we had cash on hand of $4,168,557. We expect cash on hand will be sufficient to fund our activities through the end of the current fiscal year. We also anticipate the need to seek additional funding by the end of fiscal 2007 to continue our efforts to develop and exploit our mineral resources. There is no assurance that we will be able to obtain additional funding in the future on favorable terms, or at all. At this time, we have no commitments from any parties to provide us additional funding.

Three months ended June 30, 2007 compared to the three months ended June 30, 2006

Revenue

Because our deposits are without known reserves, we are considered to be in the exploration stage. Any revenues earned during this stage from sale of ore or brown coal are recorded against exploratory costs. During the three months ended June 30, 2007, such incidental sales amounted to $36,655. By comparison, during the second quarter 2006 we realized $4,885 of such incidental sales.

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

Research and Development Costs

We engaged in no research and development in connection with the development and testing of our hydrochlorination processing technology during the second quarter 2007. By comparison, during the second quarter 2006 we spent $98,298 in research and development costs, primarily in connection with the development of our hydrochlorination processing pilot plant. We have budgeted and expect to spend $200,000 for testing of our pilot plant by the end of 2007.

Exploratory Costs

As a result of our aggressive exploratory drilling program, during the three months ended June 30, 2007 we completed drilling of 250 test holes (246 test holes in the South section of the Gornostai deposit and 4 test holes in the North section of the Gornostai deposit) we incurred $561,608 in exploratory costs at the Gornostai deposit during the three months ended June 30, 2007. By comparison, during the three months ended June 30, 2006, we had drilled 53 test holes in the South section of the Gornostai deposit and incurred exploratory costs of $57,336. Our exploratory drilling program for our 2007 fiscal year calls for us to drill a total of 615 test holes to an aggregate depth of 15,700 meters. In July 2007, we completed our exploratory drilling program for 2007.

In addition, exploratory costs were incurred at the Kempisai deposit. These costs mainly represent cost of extracted ore at the Kempirsai deposit. During the three months ended June 30, 2007 we extracted 16,956 tons of ore which were included into exploratory costs since the Company is in the exploratory stage. No ore was produced during the same period of 2006. Also, as discussed above, because our activities are considered as exploratory, the exploratory costs are reflected net of revenues earned from sale of ore or brown coal. During the three months ended June 30, 2007, we earned revenue of $36,655. By comparison during the three months ended June 30, 3006 we realized revenue of $4,885. We will continue to engage in exploration activities throughout the remainder of the current fiscal year. We do not expect to realize significant revenue during the remainder of the current fiscal year.

Accretion Expense

Accretion expense increased by $1,859 during the three months ended June 30, 2007 compared to the same period of 2006. Until we engage in mining and production, we believe accretion expense will continue at rates consistent with those realized during the quarter ended June 30, 2007.

Grant Compensation Expense

During the three months ended June 30, 2007 we recognized $2,427 in grant compensation expense for restricted stock grants issued to certain officers and key employees during the fourth quarter 2006. We had no comparable expense during the three months ended June 30, 2006 because the restricted stock grants were not made until the fourth quarter of 2006.

Total Operating Expense and Loss from Operations

As a result of the 155% increase in general and administrative expense and the 363% increase in exploratory costs, which were only partially offset by a decrease in research and development costs, our total operating expenses and losses from operations increased from $882,843 during the three months ended June 30, 2006 to $2,388,023 during three months ended June 30, 2007. We expect total operating expenses during the balance of 2007 to continue to be significantly higher as compared to 2006. We expect we will continue to generate losses from exploration activities until we begin significant ore production.

Interest Income

During the three months ended June 30, 2007, we realized interest on deposits of $36,996. By comparison, during the three months ended June 30, 2006, we earned $10,372 interest on deposits. The deposit accounts in which our funds are held provide for higher rates of return, varying from 3% to 8%, the longer the funds are left on deposit, with determination of the interest rate and recognition of the interest earned at the time the funds are withdrawn or upon the maturity date of the deposit.

Interest Expense

We realized no interest expense during the three months ended June 30, 2007. During the three months ended June 30, 2006 we realized interest expense of $300,314. The interest expense realized during the second quarter 2006 was accrued mainly on notes payable received from related and third parties in the past.

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

As a result of the weakening of the U.S. dollar against the Kazakh tenge, a negative translation adjustment during the three months ended June 30, 2007 amounted to $55,663.

Exchange Gain/Loss

During the quarter ended June 30, 2007 we realized an exchange gain of $211,847 compared to an exchange gain of $650,093 during the quarter ended June 30, 2006. As with translation adjustment, we recognize exchange gain or loss as a result of having subsidiaries operating in foreign countries whose functional currency may or may not be the U.S. dollar. This requires us to translate results of operations from a foreign currency, in this case Kazakh tenge, to U.S. dollars at the average exchange rate, where results of operations include exchange gains or losses on the U.S. dollar monetary assets and liabilities.

Other Income (Expense)

During the three months ended June 30, 2007 we earned income from other sales of $18,585 comprising mainly income from renting transport facilities to third parties. For the same period of 2006 we earned income of $1,599 from similar services. The services are provided on an irregular basis when assets are not used in the Company’s primary activities.

Net Loss

For the foregoing reasons, during the three months ended June 30, 2007 we experienced a net loss of $2,176,258 compared to a net loss of $597,945 during the three months ended June 30, 2006. We anticipate that we will continue to experience increasing net losses until we are able to engage in significant nickel and cobalt ore extraction, processing and sales. We do not expect to be engaged in significant ore extraction and processing prior to the 2009 fiscal year.

Six months ended June 30, 2007 compared to the six months ended June 30, 2006

Revenue

Because our deposits are without known reserves we are considered to be in the exploration stage. Any revenues earned during this stage from sale of ore or brown coal are recorded against exploratory costs.

General and Administrative Expenses

Our general and administrative expenses during the six months ended June 30, 2007 increased to $2,693,233 from $922,088 during the six month ended June 30, 2006. This increase in general and administrative expenses during the six months ended June 30, 2007 is mainly attributable to a $883,000 increase salary and related taxes as a result of an increase in the number of personnel we employ and salary increases for existing employees, as KKM hired a number of personnel to carry out development and testing of the pilot plant, additional geologists, metallurgists and ecology supervisors. We also hired additional in-house accounting, finance, legal and information technology personnel. We do not expect to hire a significant number of additional employees until such time as needs or funding so justify. Therefore, we do not expect to experience significant increases in salaries and related taxes during the remainder of the 2007 fiscal year. Also, during second quarter we had a $270,000 increase in transportation and repair services related to modernization works at KKM’s facilities. Another contributing factor to the increase in general and administrative expenses was a $447,000 increase in professional fees, primarily attributable to increased legal and accounting fees and costs associated with a resource estimation prepared by a third party consulting firm. We believe this increase in professional fees was more a matter of timing and the one-time cost of the resource estimation than a trend and we expect professional fees to return to more traditional levels in upcoming quarters.

Research and Development Costs

We engaged in no research and development in connection with the development and testing of our hydrochlorination processing technology during the six months ended June 30, 2007. During the six months ended June 30, 2006 we spent $391,307 in research and development costs, primarily in connection with the development of our pilot plant. Given our limited funds, we have decided to allocate the funds budgeted for development and testing of our pilot plant to other uses. We do not anticipate engaging in additional development and testing of our hydrochlorination processing technology prior to receipt of the pre-feasibility study.

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

In addition, exploratory costs were incurred at the Kempisai deposit. These costs mainly represent cost of extracted ore at the Kempirsai deposit. During the six months ended June 30, 2007 we extracted 16,956 tons of ore which were included into exploratory costs since the Company is in the exploratory stage. No ore was produced during the same period of 2006. Also, as discussed above, because our activities are considered as exploratory, the exploratory costs are reflected net of revenues earned from sale of ore or brown coal. During the six month period ended June 30, 2007, we earned revenue of $36,655. By comparison during the six month period ended June 30, 3006, we realized revenue of $69,527. We will continue to engage in exploration activities throughout the remainder of the current fiscal year. We do not expect to realize significant revenue during the remainder of the current fiscal year.

Accretion Expense

Accretion expense increased by $4,226 during the six months ended June 30, 2007. We believe accretion expense will continue at rates consistent with those realized during the six months ended June 30, 2007 until we begin to engage in significant mining and production activities.

Grant Compensation Expense

During the six months ended June 30, 2007 we incurred $187,052 in grant compensation expense for restricted stock grants issued to certain officers and key employees during the fourth quarter 2006. We had no comparable expense during the six months ended June 30, 2006 because, as noted above, the grants were not made until the fourth quarter 2006.

Total Operating Expenses and Loss from Operations

As a result of the 192% increase in general and administrative expense and the 631% increase in exploratory costs, which were only partially offset by a decrease in research and development costs, our total operating expenses and losses from operations increased from $1,594,789 during the six months ended June 30, 2006 to $4,714,137 during six months ended June 30, 2007. We expect total operating expenses during the balance of 2007 to remain significantly higher as compared to 2006. We expect we will continue to generate losses from exploration activities until we begin significant ore production.

Interest Income

During the six months ended June 30, 2007, we realized interest on deposits of $226,627. By comparison, during the six months ended June 30, 2006, we earned $10,372 interest on deposits. As discussed above, the deposit accounts in which our funds are held provide for higher rates of return, varying from 3% to 8%, the longer the funds are left on deposit, with determination of the interest rate and recognition of the interest earned at the time the funds are withdrawn or upon the maturity date of the deposit.

Interest Expense

During the six months ended June 30, 2007 we incurred interest expense of $1,018 compared to interest expense of $365,212 during the six months ended June 30, 2006. The interest expense realized during the six months ended June 30, 2006 was accrued mainly on notes payable received from related and third parties in the past.

Translation Adjustment

As indicated above, the translation adjustment in the consolidated financial statements represents the translation differences from translation of the Kaznickel’s financial statements.

As a result of the weakening of the U.S. dollar against the Kazakh tenge, the average exchange rate during the six months ended June 30, 2007 was higher than the closing exchange rate, thus resulting in a negative translation adjustment during the six months ended June 30, 2007.

Exchange Loss and Gain

During the six months ended June 30, 2007 we realize an exchange gain of $691,979 compared to an exchange gain of $890,148 during the quarter ended June 30, 2006. As with translation adjustment, we recognize exchange gain or loss as a result of having subsidiaries operating in foreign countries whose functional currency may or may not be the U.S. dollar. This requires us to translate results of operations from a foreign currency, in this case Kazakh tenge, to U.S. dollars at the average exchange rate, where results of operations include exchange gains or losses on the U.S. dollar monetary assets and liabilities.

Other Income (Expense)

During the six months ended June 30, 2007 we earned income from other sales of $22,588 comprising mainly income from renting transport facilities to third parties. For the same period of 2006, we had losses of $34,348 from similar services. The services are provided on an irregular basis when assets are not used in the Company’s primary activities.

Net Loss

For the foregoing reasons, during the six months ended June 30, 2007 we experienced a net loss of $3,472,235 compared to a net loss of $1,214,143 during the six months ended June 30, 2006. We anticipate we will continue to experience increasing net losses until we are able to engage in significant nickel and cobalt ore extraction, processing and sales. We do not expect to be engaged in significant ore extraction and processing prior to the 2009 fiscal year.

Liquidity and Capital Resources

Our capital resources have consisted primarily of funds we have borrowed from related and non-related parties and funds we raised through a private placement of our equity securities in July 2006. These funds, however, represent only a portion of the funds we will need to complete exploration and development and move to commercial production. As of June 30, 2007, we have $4,168,557 of the approximately $26,600,000 in net proceeds we realized from the private placement. We have used the money raised in the private offering to reduce debt, acquire equipment, continue exploration and fund operations. We anticipate the need for substantial additional capital resources. As discussed above, we are in negotiations with certain third parties for the sale of our ore; depending on the success of those negotiations, we may be able to fund our expenses through the sale of our ore. We have received indications from certain of our primary shareholders that if we are unsuccessful in negotiating ore sales contracts, they are willing to provide additional funds to us to continue exploration activities during 2008, most likely in the form of loans. We currently, however, do not have definitive agreements with any parties to provide us additional funding.

During the six months ended June 30, 2007 and June 30, 2006, cash was primarily used to fund operations and repay notes payable. See below for additional discussion and analysis of cash flow.

For the Six Months Ended June 30,	2007	2006

Net cash used in operating activities	$ (4,144,285)	$ (2,074,386)
Net cash used in investing activities	(371,637)	(2,357,635)
Net cash provided by financing activities	-	4,494,587
Effect of exchange rate changes on cash	100,799	128,803
NET (DECREASE) INCREASE IN CASH	$(4,415,123)	$ 191,369

During the six months ended June 30, 2007 net cash used in operating activities was $4,144,285 compared to net cash used in operating activities of $2,074,386 during the six months ended June 30, 2006. This increase in net cash used in operating activities is primarily attributable to increases in salary and related taxes, exploratory costs and professional fees.

During the six months ended June 30, 2007 net cash used in investing activities was $371,637. By comparison, during the six months ended June 30, 2006 we used net cash in investing activities of $2,357,635. The cash used in investing activities was primarily used to purchase additional equipment.

During the six months ended June 30, 2007 no cash was generated in financing activities compared to net cash realized in financing activities of $4,494,587 during the six months ended June 30, 2006 as a result of the private placement of our equity securities.

Plan of Operations

As of June 30, 2007 we had cash on hand of $4,168,557. As discussed above, we have budgeted to spend all of these funds in exploration and development activities during remaining six months of 2007. Following is a brief description of how we anticipate allocating our cash on hand during the next six months.

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

Feasibility Study

We anticipate spending approximately $940,000 for the preparation of pre-feasibility (PFS”) and feasibility (FS”) studies for the construction of a processing plant at the Kempirsai deposit. This amount could increase if we retain a western consulting firm. The preparation of the FS will depend on the ore processing technology to be selected by BMI by the end of 2007.

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

Summary of Material Contractual Commitments

The following table lists our significant commitments as of June 30, 2007:

Contractual Commitments	Total	Payments Due by Fiscal Year
		Less than one year	2-3 years	4-5 years	After 5 years

Monetary commitments for exploration	$ 70,619	$ 70,619	$ -0-	$ -0-	$ -0-
Due to the government of Republic of Kazakhstan(1)	731,221	-0-	731,221	-0-	-0-
Training	37,400	37,400	-0-	-0-	-0-
Social projects(2)	417,906	-0-	-0-	300,000	117,906
Asset retirement obligation(3)	951,333	-0-	-0-	-0-	951,333
Operating leases	80,025	80,025	-0-	-0-	-0-
Total	$ 2,288,504	$188,044	$ 731,221	$ 300,000	$ 1,069,239

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

In July 2007, we completed the minimum exploratory drilling requirements for 2007 associated with the Gornostai deposit.

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

Subsequent to the filing of the Original Report, and in connection with the comments of the staff of the SEC, we determined that we had erroneously presented the Company as being in the “production stage” rather than the “exploration stage.” As a result of this error, the Company is filing this Amendment to restate its consolidated financial statements for the periods ended June 30, 2007 and 2006. Our management and our board of directors determined on February 5, 2008, with respect to the Company’s annual reports for the fiscal years ended December 31, 2006 and 2005 and the fiscal quarters beginning January 1, 2006 through September 30, 2007, that we had a material weakness in internal control over financial reporting because the controls did not identify the error on a timely basis.

In connection with the restatement referred to above, the Company, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, re-evaluated the effectiveness of the design and operation of the disclosure controls and procedures as of the end of the period covered by this report, which included consideration of the required restatement. Based on the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report and that we had a material weakness in our internal control over financial reporting because the controls did not identify the error on a timely basis.

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

Changes in Internal Control Over Financial Reporting

Management had previously concluded that our disclosure controls and procedures were effective as of June 30, 2007 and reported that there was no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2007 that materially affected, or was reasonably likely to materially affect, the internal control over financial reporting. However, in connection with the restatement of the Company’s consolidated financial statements for the fiscal periods ended June 30, 2007 and 2006, as fully described in Note 5 of this Amendment, management determined that the material weakness described above existed as of June 30, 2007 and has, as a result, effected material changes to the Company’s internal control over financial reporting subsequent to the period covered by this report. Management has implemented new policies requiring our internal accounting staff and management to receive ongoing training on accounting for mineral properties in accordance with generally accepted accounting principles in the United States and Industry Guide 7. Management believes these additional policies will provide additional and enhanced internal control over financial reporting and improve the ability of management to identify any potential errors prior to and during the Company’s consolidated financial statement close process and prevent recurrence of future errors of this nature.

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