Form 10-Q/A
period 2007-09-30
BEKEM METALS INC
filed 2008-04-04
CIK 1223550

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

BEKEM METALS, INC.

(An Exploration Stage Company)

FORM 10-Q/A-1

TABLE OF CONTENTS

EXPLANATORY NOTE

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets (Unaudited) as of September 30, 2007 and December 31, 2006 (Restated)	5

Condensed Consolidated Statements of Operations (Unaudited) for the Three Months and Nine Months Ended September 30, 2007 and 2006, and for the Period from March 5, 2004 (Date of Inception) through September 30, 2007 (Restated)	6

Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2007 and 2006, and for the Period from March 5, 2004 (Date of Inception) through September 30, 2007 (Restated)	7

Notes to Condensed Consolidated Financial Statements (Unaudited)	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3. Qualitative and Quantitative Disclosures About Market Risk	30

Item 4. Controls and Procedures	31

PART II — OTHER INFORMATION

Item 1A. Risk Factors	32

Item 6. Exhibits	32

Signatures	33

EXPLANATORY NOTE

Bekem Metals, Inc. (hereinafter referred to as “us,” “we,” the “Company” or “Bekem”) is filing this Amendment No. 1 on Form 10-Q/A-1 (the “Amendment”) to its Quarterly Report for the fiscal quarter endedSeptember 30, 2007, which was filed with the Securities and Exchange Commission (“SEC”) on November 14, 2007 (the “Original Report”) in response to certain comments raised by the staff of the SEC. While the staff commented on several issues, as discussed in more detail herein the primary issue raised by the staff was whether the presentation of the Company as a “production stage” enterprise was proper, or whether, it would be more consistent with SEC Industry Guide 7, “Description of Property by Issuers Engaged or to Be Engaged in Significant Mining Operations” (“Industry Guide 7”) to present the Company as an “exploration stage” enterprise.

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

As noted above, the “Consolidated Statements of Operations” has also been revised to correct the reporting of deferred compensation expense. In addition, the weighted average number of shares outstanding was corrected in the “Consolidated Statements of Operations.”

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

The revision resulted in decreases in “Net Loss” of $185,517 during the three months ended September 30, 2007 and $0 during the three months ended September 30, 2006, and increases in “Net Loss” of $758,633 during the nine months ended September 30, 2007 and $47,179 during the nine months ended September 30, 2006. The revision did not result in changes to “Basic Loss Per Common Share” during the three months ended September 30, 2007 or 2006 or during the nine months ended September 30, 2006, but did result in a $0.01 per share increase in “Basic Loss Per Common Share” during the nine months ended September 30, 2007.

Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Original Report is hereby revised to clarify that as of September 30, 2007 the Company was in the exploration stage. The disclosure in Part I, Item 2 has also been revised to address the changes in operating results resulting from the restatement of the “Consolidated Statements of Operations.” The discussion of “Critical Accounting Policies” has been revised to provide enhanced discussion and analysis of the Company’s critical accounting policies and assumptions in accordance with SEC Releases No. 33-8350, 34-48960 and FR-72.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BEKEM METALS, INC. AND SUBSIDIARIES

(An Exploration Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

BEKEM METALS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
	(Restated)	(Restated)
ASSETS

Current Assets
Cash	$ 2,378,425	$ 8,583,680
Trade accounts receivable	5,350	2,776
VAT recoverable	209,709	186,915
Inventories	352,124	185,063
Prepaid expenses and other current assets	352,580	139,293
Deferred compensation	362,825	757,920
Total Current Assets	3,661,013	9,855,647

Property, plant and mineral interests (net of accumulated
depreciation of $230,967 and $144,030)	14,833,026	13,870,563
Non-current deferred compensation	467,234	1,202,587
Other assets	189,234	169,130
Total Assets	$ 19,150,507	$ 25,097,927

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$ 366,854	$ 530,665
Accrued expenses	248,703	274,739
Due to related party	13,347	9,644
Total Current Liabilities	628,904	815,048

Deferred tax liabilities	-	433,645
Asset retirement obligation	1,060,515	951,355
Total Liabilities	1,689,419	2,200,048

Commitments and Contingencies	-	-

Shareholders' Equity (Deficit)
Preferred stock; $0.001 par value, 20,000,000 shares
authorized, no shares outstanding	-	-
Common stock; $0.001 par value, 150,000,000 shares authorized,	-	-
and 124,750,239 and 125,172,011 shares issued and outstanding	124,750	125,172
Additional paid-in capital	28,203,239	29,025,272
Accumulated deficit	(10,812,413)	(6,222,349)
Accumulated other comprehensive loss	(54,488)	(30,216)
Total Shareholders' Equity (Deficit)	17,461,088	22,897,879

Total Liabilities and Shareholders' Equity (Deficit)	$ 19,150,507	$ 25,097,927

                 BEKEM METALS, INC. AND SUBSIDIARIES

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

BEKEM METALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

					For the Period from
					March 5, 2004
	For the Three Months Ended		For the Nine Months Ended		(Date of Inception)
	September 30,		September 30,		through
	2007	2006	2007	2006	September 30, 2007
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)

Revenue	$ -	$ -	$ -	$ -	$ -

Operating Expenses
Cost of product sold	-	-	-	-	-
General and administrative expenses	871,463	1,287,652	3,564,696	2,209,740	7,819,068
Research and development costs	-	-	-	391,307	792,168
Exploratory costs	489,230	336,211	2,282,713	581,462	4,450,456
Accretion expense on asset retirement obligations	20,189	18,758	60,558	54,901	194,055
Grant compensation expense	120,941	-	307,993	-	459,576

Total Operating Expenses	1,501,823	1,642,621	6,215,960	3,237,410	13,715,323

Loss From Operations	(1,501,823)	(1,642,621)	(6,215,960)	(3,237,410)	(13,715,323)

Other Income (Expense)
Interest income	89,902	17,563	316,529	27,935	401,866
Interest expense	-	(1,109,062)	(1,018)	(1,474,274)	(1,677,441)
Translation adjustment	(77,526)	90,045	(216,913)	(30,269)	(211,295)
Exchange loss (gain)	361,665	(1,031,056)	1,053,644	(140,908)	818,910
Other income (expense)	9,953	3,709	32,541	(30,639)	54,402

Net Other Expense	383,994	(2,028,801)	1,184,783	(1,648,155)	(613,558)

Net Loss Before Taxes	(1,117,829)	(3,671,422)	(5,031,177)	(4,885,565)	(14,328,881)
Deferred tax benefit	-	-	441,113	-	3,375,260
Loss in minority interest	-	-	-	-	141,208
Net Loss	$ (1,117,829)	$ (3,671,422)	$ (4,590,064)	$ (4,885,565)	$ (10,812,413)

Basic Loss per Common Share	$ (0.01)	$ (0.03)	$ (0.04)	$ (0.05)
Weighted-Average Shares used in
Basic Loss per Common Share	124,750,239	120,436,714	125,028,330	106,946,031

BEKEM METALS, INC. AND SUBSIDIARIES

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

BEKEM METALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
			For the Period from
			March 5, 2004
	For the Nine Months Ended		(Date of Inception)
	September 30,		through
	2007	2006	September 30, 2007
	(Restated)	(Restated)	(Restated)
Cash Flows from Operating Activities
Net loss	$ (4,590,064)	$ (4,885,565)	$ (10,812,413)
Adjustments to reconcile net loss to
net cash provided by operating activities:
Depreciation and amortization	99,777	37,396	266,910
Accretion expense on asset retirement obligations	60,558	54,901	210,124
Interest expense from debt discount	-	-	963,231
Shares issued on option modification	-	-	19,426
Deferred tax benefit	(441,113)	-	(3,375,260)
Foreign currency exchange gain and translation adjustment	(203,106)	41,682	(406,357)
Purchased exploration costs			251,286
Loss on disposal of property and equipment	150,604	40,191	209,532
Stock grant compensation expense	307,993	-	459,576
Loss recognized on minority shareholders' interest	-	-	(141,208)
Change in operating assets and liabilities:
Trade accounts receivable	(2,949)	7,370	6,019
Inventories	(155,160)	22,710	(76,776)
VAT recoverable	(13,222)	-	(135,720)
Prepaid expenses and other current assets	(225,887)	(709,570)	(144,908)
Accounts payable	(174,605)	298,512	47,362
Accrued expenses	(570,261)	208,863	(657,471)
Net Cash From Operating Activities	(5,757,435)	(4,883,510)	(13,316,647)

Cash Flows from Investing Activities
Purchase of property and equipment	(516,434)	(2,079,419)	(3,134,871)
Purchase of intangible assets	(7,399)	(31,797)	(64,879)
Proceeds from disposal of property and equipment	-	-	22,941
Restricted cash	-	(100,000)	(100,000)
Notes receivable	-	-	(56,983)
Cash acquired in acquisitions	-	45,393	(152,180)
Change in related party receivables / payables	(4,619)	(2,240,525)	45,856
Net Cash From Investing Activities	(528,452)	(4,406,348)	(3,440,116)

Cash Flows from Financing Activities
Proceeds from notes payable	-	869,900	14,706,914
Payments on notes payable	-	(11,260,644)	(22,745,753)
Proceeds from notes payable related parties	-	1,536,044	4,326,912
Payments on notes payable - related parties	-	-	(4,326,912)
Issuance of shares for cash	-	26,401,842	26,728,842
Net Cash From Financing Activities	-	17,547,142	18,690,003
Effect of Exchange Rate Changes on Cash	80,632	149,573	445,185

Net Increase in Cash	(6,205,255)	8,406,857	2,378,425
Cash at Beginning of Period	8,583,680	89,366	-
Cash at End of Period	$ 2,378,425	$ 8,496,223	$ 2,378,425

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

Business Condition – The Company has no proven mineral reserves that conform to U.S. accounting. The Gornostai and the Kempirsai deposits have not yet entered the development stage with respect to its mineral interests and have no production. There has been only limited revenue from the Kempirsai operations, and the Company has incurred net losses of ($4,590,064) and ($4,885,565) for the nine months ended September 30, 2007 and 2006, respectively and ($10,812,413) for the period from March 5, 2004 (date of inception) through September 30, 2007. Current assets exceeded current liabilities by $3,032,109 at September 30, 2007. Management expects that the Company will need significant additional capital to fund construction of a processing plant in 2007-2008. The Company anticipates it will need to raise additional capital

BEKEM METALS, INC. AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007 (UNAUDITED)

through the sale of its equity securities or debt securities. Certain shareholders of the Company have indicated a willingness to provide the Company a line of credit. The Company has no formal agreement with said shareholders to provide this line of credit and the shareholders are under no obligation to enter into any agreement or make available any funds to the Company.

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

SEPTEMBER 30, 2007 (UNAUDITED)

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

SEPTEMBER 30, 2007 (UNAUDITED)

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

In order to comply with the reporting under Industry Guide 7, a column for transactions from “inception to date” has been added to the statements of operations and cash flows, stripping costs have been expensed rather than capitalized, and revenues and costs of products sold have been reclassified to offset certain direct mining expenses which are included in exploratory costs, depreciation and amortization expenses were also reclassified as exploratory costs. Also, the other income (expense) as originally filed included disposals of inventory, which were reclassified as exploratory costs and revenue from services were reclassified as other income. In addition, the number of weighted-average shares outstanding for the three months and nine months ended September 30, 2007 was corrected.

The effects of the restatements are as follows:

Balance Sheet

September 30, 2007	As Previously Reported	Effect of Restatement	As Restated

Inventories	1,275,941	(923,817)	352,124
Accrued expenses	(303,335)	54,632	(248,703)
Accumulated deficit	9,916,457	895,956	10,812,413
Accumulated other comprehensive loss	81,259	(26,771)	54,488

BEKEM METALS, INC. AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007 (UNAUDITED)

Statements of Operations

For the Three Months Ended September 30, 2007
	As Previously Reported	Effect of Restatement	As Restated

Revenue	1,882	(1,882)	-
Cost of product sold	(2,150)	2,150	-
Exploratory costs	(71,534)	(417,696)	(489,230)
Depreciation expense	(27,472)	27,472	-
Other income (expense)	31,673	(21,720)	9,953
Deferred tax expense	(597,193)	597,193	-
Net Loss	(1,303,346)	185,517	(1,117,829)

Statements of Operations

For the Nine Months Ended September 30, 2007
	As Previously Reported	Effect of Restatement	As Restated

Revenue	38,537	(38,537)	-
Cost of product sold	(36,950)	36,950	-
Exploratory costs	(1,467,338)	(815,375)	(2,282,713)
Depreciation expense	(94,253)	94,253	-
Other income (expense)	19,264	13,277	32,541
Deferred tax benefit	490,314	(49,201)	441,113
Net Loss	(3,831,431)	(758,633)	(4,590,064)

Statements of Cash Flows

For the Nine Months Ended September 30, 2007
	As Previously Reported	Effect of Restatement	As Restated

Cash Flows from Operating Activities
Net loss	(3,831,431)	(758,633)	(4,590,064)
Adjustments to reconcile net loss to
net cash provided by operating activities:
Deferred tax benefit	(515,422)	74,309	(441,113)
Stock grant compensation expense	333,101	(25,108)	307,993
Change in operating assets and liabilities:
Inventories	(864,592)	709,432	(155,160)

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

Three months ended September 30, 2007 compared to the three months ended September 30, 2006

Revenue

Because our deposits are without known reserves we are considered to be in the exploration stage. Any revenues earned during this stage from sale of ore or brown coal are recorded against exploratory costs. During the three months period ended September 30, 2007, such incidental sales amounted to $1,882.

General and Administrative Expenses

Our general and administrative expenses during the three months ended September 30, 2007 decreased to $871,463 from $1,287,652 during the three months ended September 30, 2006. During the 2006 quarter we extracted no ore. As a result, expenses (salaries of workers and other related expenses) of approximately $400,000 were allocated to general and administrative expenses. By comparison, during the 2007 quarter we extracted 62,065 tons of ore, which allowed us to reduce the amount of workers’ salaries and other related expenses allocated to general and administrative expense during the three months ended September 30, 2007.

Research and Development Costs

We engaged in no research and development in connection with the development and testing of our hydrochlorination processing technology during the third quarter 2007 or during the third quarter 2006.

Exploratory Costs

We pursued an aggressive exploratory drilling program during the first half of 2007, which resulted in our nearly satisfying our full year drilling commitment during the first six months of the year. As a result, during the three months ended September 30, 2007 we completed drilling of 16 test holes (12 test holes in the South section of the Gornostai deposit and four test holes in the North section of the Gornostai deposit). By comparison, during the three months ended September 30, 2006, we drilled 105 test holes in the South section of the Gornostai deposit. Despite the reduced scope of drilling activities, the exploratory costs increased to $489,230 during the three months ended September 30, 2007 compared to exploratory costs of $336,211 during the three months ended September 30, 2006. The increase mainly occurred due to cost of extracted ore at the Kempirsai deposit. As discussed above, during the three months ended September 30, 2007 we extracted 62,065 tons of ore which were included into exploratory costs since the Company is being at the exploratory stage. No ore was produced during the same period of 2006. Also, as discussed above, because our activities are considered as exploratory, the exploratory costs are reflected net of revenues earned from sale of ore or brown coal. During the three month period ended September 30, 2007, we earned revenue of $1,882. By comparison during the three month period ended September 30, 2006 we realized no revenue. We will continue to engage in exploration activities throughout the remainder of the current fiscal year. We do not expect to realize significant revenue during the remainder of the current fiscal year.

Accretion Expense

Accretion expense increased by $1,431 during the three months ended September 30, 2007 compared to the same period of 2006. Until such time as we engage in mining and production we believe accretion expense will continue at rates consistent with those realized during the quarter ended September 30, 2007.

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

Total Operating Expense and Loss from Operations

Our total operating expense and loss from operations decreased from $1,642,621 during the three months ended September 30, 2006 to $1,501,823 during three months ended September 30, 2007. The principal reasons for the decrease are the following:

o

Decrease in general and administrative expense of $416,189 as we extracted ore during the three months ended September 30, 2007 which led to a decrease in allocation of certain costs to general and administrative expenses. By comparison, no ore was extracted during the same period of 2006;

o	Increase in exploratory costs of $153,019 mainly due to increase in cost of ore extracted during the period;
o	Increase in recognition of the stock grant compensation expenses of $120,941. By comparison, we had no comparable expense during the three months ended September 30, 2006.

Despite the reduction in total operating expenses realized during the third quarter 2007 compared to 2006, we expect total operating expenses during the remainder of 2007 to be higher as compared to 2006.

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

Exchange Gain/Loss

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

Other Income (Expense)

During the three months ended September 30, 2007 we earned income from other sales of $9,953 comprising mainly income from renting transport facilities to third parties. For the same period of 2006 we earned income of $3,709 from similar services. The services are provided on an irregular basis when assets are not used in the Company’s primary activities.

Net Loss

Because of reductions in operating expenses and our realizing net other income of $383,994 compared to net other expense of $2,028,801 during the three months ended September 30, 2007 we experienced a net loss of $1,117,829 or $.01 per share, compared to a net loss of $3,671,422 or $.03 per share, during the three months ended September 30, 2006. We anticipate we will continue to experience net losses until we are able to engage in significant nickel and cobalt ore extraction, processing and sales. We do not expect to be engaged in significant ore extraction and processing prior to the 2009 fiscal year.

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

Exploratory Costs

As a result of our aggressive exploratory drilling program for 2007, during the nine months of 2007 we completed drilling of 619 test holes (611 test holes in the South section and 8 test holes in the North section of the Gornostai deposit) to an aggregate depth of 15,625 meters (14,965 meters in the South section and 660 meters in the North section). We incurred $2,282,713 in exploratory costs through September 30, 2007. By comparison, during the nine months ended September 30, 2006, we drilled 169 test holes in the South section and no holes in the North section of the Gornostai deposit and incurred exploratory costs of $581,462. Our exploratory drilling program for our 2007 fiscal year calls for us to drill a total of 615 test holes to an aggregate depth of approximately 15,700 meters.

The increase also occurred due to cost of extracted ore at the Kempirsai deposit. During the nine months ended September 30, 2007 we extracted 79,021 tons of ore while no ore was extracted during the same period of 2006. The cost of extraction of ore was included into exploratory costs since the Company is being at the exploratory stage. Also, as discussed above, because our operations are considered as exploratory, the exploratory costs are reflected net of revenues earned from sale of ore or brown coal. During the nine months ended September 30, 2007 we have realized revenue of $38,537. By comparison, during the nine months ended September 30, 2006 we realized no revenue from. We do not anticipate realizing significant revenue during 2007.

Accretion Expense

Accretion expense increased by $5,657 during the nine months ended September 30, 2007. We believe accretion expense will continue at rates consistent with those realized during the nine months ended September 30, 2007 until such time as we begin to engage in significant mining and production activities.

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

Total Operating Expenses and Loss from Operations

Despite an insignificant decrease in total operating expenses during the three month period ended September 30, 2007 we realized a 92% increase in total operating expenses during the nine months ended September 30, 2007 as a result of higher general and administrative expense, grant compensation expense and exploration costs, which expenses and costs were only partially offset by a reduction in research and development costs during the nine months ended September 30, 2007. Our total operating expenses and loss from operations increased by $2,978,550 during the nine months ended September 30, 2007. We expect total operating expenses during the balance of 2007 to remain significantly higher as compared to 2006 and we will continue to generate losses until such time as we begin significant ore production.

Interest Income

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

As a result of the weakening of the U.S. dollar against the Kazakh tenge, the average exchange rate during the nine months ended September 30, 2007 was higher than the closing exchange rate, thus resulting in a negative translation adjustment during the nine months ended September 30, 2007.

Exchange Loss and Gain

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

Other Income (Expense)

During the nine months ended September 30, 2007 we earned income from other sales of $32,541 comprising mainly income from renting transport facilities to third parties. For the same period of 2006 we incurred losses of $30,639 from similar services. The services are provided on an irregular basis when assets are not used in the Company’s primary activities.

Net Loss

For the foregoing reasons, during the nine months ended September 30, 2007 we experienced a net loss of $4,590,064, or $.04 per share, compared to a net loss of $4,885,565, or $.05 per share, during the nine months ended September 30, 2006. We anticipate we will continue to experience increasing net losses until we are able to engage in significant nickel and cobalt ore extraction, processing and sales. We do not expect to be engaged in significant ore extraction and processing prior to the 2009 fiscal year.

Liquidity and Capital Resources

Our capital resources have consisted primarily of funds we have borrowed from related and non-related parties and funds we raised through a private placement of our equity securities in July 2006. These funds, however, represent only a portion of the funds we will need to complete exploration and development and move to commercial production. As of September 30, 2007, we had $2,378,425 of the approximately $26,600,000 in net proceeds we realized from the private placement. We have used the money raised in the private offering to reduce debt, acquire equipment, continue exploration and fund operations. We anticipate the need for substantial additional capital resources. As discussed above, we are in negotiations with certain third parties for the sale of our ore, depending on the success of those negotiations, we may be able to fund our expenses through the sale of our ore. We have received indications from certain of our primary shareholders that if we are unsuccessful in negotiating ore sales contracts, they are willing to provide additional funds to us to continue exploration activities during 2008, most likely in the form of loans. We currently, however, do not have definitive agreements with any parties to provide us additional funding.

During the nine months ended September 30, 2007 and September 30, 2006, cash was primarily used to fund operations and repay notes payable. See below for additional discussion and analysis of cash flow.

For the Nine Months Ended September 30,	2007	2006

Net cash used in operating activities	$(5,757,435)	$(4,883,510)
Net cash used in investing activities	(528,452)	(4,406,348)
Net cash provided by financing activities	-	17,547,142
Effect of exchange rate changes on cash	80,632	149,573
NET (DECREASE) INCREASE IN CASH	$(6,205,255)	$ 8,406,857

During the nine months ended September 30, 2007 net cash used in operating activities was $5,757,435 compared to net cash used in operating activities of $4,883,510 during the nine months ended September 30, 2006. This increase in net cash used in operating activities is primarily attributable to increases in salary and related taxes, exploratory costs and professional fees.

During the nine months ended September 30, 2007 net cash used in investing activities was $528,452. By comparison, during the nine months ended September 30, 2006 we used net cash from investing activities of $4,406,348. The cash used in investing activities was primarily used to purchase additional equipment.

During the nine months ended September 30, 2007 no cash was generated in financing activities compared to $17,547,142 net cash realized in financing activities during the nine months ended September 30, 2006, as a result of the private placement of our equity securities.

Plan of Operations

As of September 30, 2007 we had cash on hand of $2,378,425. As discussed above, we have budgeted to spend all of these funds in exploration and development activities during remaining three months of 2007. Following is a brief description of how we anticipate allocating our cash on hand during the next three months.

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

Summary of Material Contractual Commitments

The following table lists our significant commitments as of September 30, 2007:

Contractual Commitments	Total	Payments Due by Fiscal Year
		Less than one year	2-3 years	4-5 years	After 5 years

Due to the government of Republic of Kazakhstan(1)	$ 731,221	$ -0-	$ 731,221	$ -0-	$ -0-
Social projects(2)	321,000	-0-	14,000	307,000	-0-
Asset retirement obligation(3)	1,060,515	-0-	-0-	-0-	1,060,515
Operating leases	61,900	61,900	-0-	-0-	-0-
Total	$ 2,174,636	$61,900	$ 745,221	$ 307,000	$ 1,060,515

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

As of September 30, 2007, we had no off-balance sheet financing arrangements.

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

Subsequent to the filing of the Original Report, and in connection with the comments of the staff of the SEC, we determined that we had erroneously presented the Company as being in the “production stage” rather than the “exploration stage.” As a result of this error, the Company is filing this Amendment to restate its consolidated financial statements for the periods ended September 30, 2007 and 2006. Our management and our board of directors determined on February 5, 2008, with respect to the annual reports for the fiscal years ended December 31, 2006 and 2005 and the fiscal quarters beginning January 1, 2006 through September 30, 2007, that we had a material weakness in internal control over financial reporting because the controls did not identify the error on a timely basis.

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

Changes in Internal Control Over Financial Reporting

Management had previously concluded that our disclosure controls and procedures were effective as of September 30, 2007 and reported that there was no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2007 that materially affected, or was reasonably likely to materially affect, the internal control over financial reporting. However, in connection with the restatements of the Company’s consolidated financial statements for the fiscal periods ended September 30, 2007 and 2006, as fully described in Note 5 of this Amendment, management determined that the material weakness described above existed as of September 30, 2007 and has, as a result, effected material changes to the Company’s internal control over financial reporting subsequent to the period covered by this report. Management has implemented new policies requiring our internal accounting staff and management to receive ongoing training on accounting for mineral properties in accordance with generally accepted accounting principles in the United States and Industry Guide 7. Management believes these additional policies will provide additional and enhanced internal control over financial reporting and improve the ability of management to identify any potential errors prior to and during the Company’s consolidated financial statement close process and prevent recurrence of future errors of this nature.

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