Form 10-K
period 2007-12-31
BEKEM METALS INC
filed 2008-04-15
CIK 1223550

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

+7 7272 582 386
(Registrant’s telephone number, including area code)

Securities registered pursuant to section 12(b) of the Exchange Act: None

Securities registered pursuant to section 12(g) of the Exchange Act: Common, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

            ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act from their obligations under those Sections.

  ☐ Yes ☒ No

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.          ☐

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

☐ Yes ☒ No

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2007 was $49,503,740 based upon the closing stock price of $1.70 (the closing price on June 29, 2007) per share as reported on the Over-the-Counter Bulletin Board.

As of April 7, 2008, the registrant had 125,172,011 shares of common stock, par value $0.001, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

BEKEM METALS, INC.

Unless otherwise indicated by the context, references herein to the “Company”, “BMI”, “we”, our” or “us” means Bekem Metals, Inc., a Utah corporation, and its corporate subsidiaries and predecessors.

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

PART I

Item 1.	Business

Company History

Bekem Metals, Inc. is engaged in the exploration of nickel, cobalt and brown coal in the Republic of Kazakhstan.

We incorporated in the state of Utah under the name EMPS Research Corporation on January 30, 2001. Until the end of the 2004 fiscal year, our primary business focus was the development, marketing and licensing of our patented technology for use in commercially separating nonmagnetic particulate material by building and testing a high frequency eddy-current separator (“HFECS”).

We changed our name to Bekem Metals, Inc., on March 16, 2005 following our acquisition of Condesa Pacific, S.A., a British Virgin Islands international business company, and its wholly owned subsidiary Kaznickel, LLP in January 2005. With the acquisition of Kaznickel, our primary business focus shifted from the development of our HFECS technology to exploring for nickel and cobalt in Kazakhstan. On July 24, 2006 Condesa transferred its interest in Kaznickel to Bekem, making Kaznickel a wholly-owned subsidiary of Bekem. On October 1, 2006 Bekem sold Condesa to a third party for nominal value.

The primary asset of Kaznickel is an exploration and production concession issued by the government of the Republic of Kazakhstan which grants Kaznickel the exclusive right, through February 2008, to explore for nickel, cobalt and other minerals in a 12,232 acre area in northeastern Kazakhstan known as the Gornostayevskoye (“Gornostai”) deposit. In January 2008 Kaznickel agreed with the Expert Committee of the Ministry of Energy and Mineral Resources of the Republic of Kazakhstan (the “MEMR”) to an extension of the exploration period to February 2010. Currently, Kaznickel is in the process of signing the addendum to its subsoil use contract to reflect these changes. The concession further provides that if we make a commercial discovery of nickel, cobalt or other minerals within the concession territory, we can apply for and receive the exclusive rights to commercially produce and sell nickel and cobalt ore through February 2026.

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

On December 10, 2007, the MEMR unilaterally terminated KKM’s contracts and licenses to explore for nickel, cobalt, brown coal, and other minerals within the Kempirsai and the Mamyt deposits on the basis that KKM had material failures in execution of the work programs associated with the contacts and licenses but did not detail those failures. In January 2008, KKM filed an action in the Court of Astana city against the MEMR challenging the legality of the unilateral termination of the KKM contracts and licenses by the MEMR for several reasons, including that the contracts and licenses had been terminated on grounds not provided for in the subsoil use contracts and legislation and there were no material failures in the execution of the work programs associated with the contracts and licenses. In February 2008, the Court of Astana city acknowledged that the unilateral termination of the contracts and licenses by the MEMR was illegitimate. The Court canceled the order of the MEMR relating to the unilateral termination of the licenses and reinstated the KKM contracts and licenses. In March 2008, the MEMR appealed the Court’s decision to the Republic of Kazakhstan Supreme Court. The Supreme Court decision is expected by the end of April 2008.

## Company Structure

Bekem Metals, Inc.
(Wholly owned)
Kazakh Metals, Inc., a BVI international business company
(Wholly owned)
Kyzyl Kain Mamyt LLP, a Kazakhstan limited liability partnership
Kempirsai Concession
Western Kazakhstan (575,756 acres)
Mamyt Concession
Western Kazakhstan (116 acres)
(Wholly owned)
Kaznickel, LLP, a Kazakhstan limited liability partnership
Gornostai Concession
Eastern Kazakhstan (12,232 acres)

Business of the Company

The Nickel Market

In January 2008 the United States Geological Survey (“USGS”) reported the world mine reserves of nickel and the world mine reserves base of nickel in 2007 were 67 million tons and 150 million tons, respectively.

	Mine production		Reserves (1)	Reserve base (2)
	2006	2007
United States	—	—	—	150,000
Australia	185,000	180,000	24,000,000	27,000,000
Botswana	38,000	35,000	490,000	920,000
Brazil	82,500	75,300	4,500,000	8,300,000
Canada	233,000	258,000	4,900,000	15,000,000
China	82,100	80,000	1,100,000	7,600,000
Colombia	94,100	99,500	830,000	1,100,000
Cuba	75,000	77,000	5,600,000	23,000,000
Dominican Republic	46,500	47,000	720,000	1,000,000
Greece	21,700	20,100	490,000	900,000
Indonesia	140,000	145,000	3,200,000	13,000,000
New Caledonia	103,000	119,000	7,100,000	15,000,000
Philippines	58,900	88,400	940,000	5,200,000
Russia	320,000	322,000	6,600,000	9,200,000
South Africa	41,600	42,000	3,700,000	12,000,000
Venezuela	20,000	20,000	560,000	630,000
Zimbabwe	8,820	9,000	15,000	260,000
Other countries	34,300	41,000	2,100,000	5,900,000
World total (rounded)	1,580,000	1,660,000	67,000,000	150,000,000

(1)

Reserves - that part of the reserve base which could be economically extracted or produced at the time of determination. The term reserves need not signify that extraction facilities are in place and operative. Reserves include only recoverable materials; thus, terms such as “extractable reserves” and “recoverable reserves” are redundant and are not a part of this classification system.

(2)

Reserve Base - that part of an identified resource that meets specified minimum physical and chemical criteria related to current mining and production practices, including those for grade, quality, thickness, and depth. The reserve base is the inplace demonstrated resource from which reserves are estimated. It may encompass those parts of the resources that have a reasonable potential for becoming economically available within planning horizons beyond those that assume proven technology and current economics. The reserve base includes those resources that are currently economic (reserves), marginally economic (marginal reserves), and some of those that are currently subeconomic (subeconomic resources).

With demand growth averaging approximately 4% per annum over the past seven years, nickel consumption has outpaced most other industrial metals. World nickel production reached an all-time high in 2007. Total nickel production in 2007 was approximately 1,660,000 tons. The price of nickel hit a record high of $51,800 per ton in May 2007 before price fell nearly 50% during the ensuing months. The average price for nickel in 2007 was about $37,181 per ton, up from $24,287 in 2006. The average London Metal Exchange (“LME”) price for nickel in January and February 2008 were $27,690 per ton and $27,955 per ton, respectively.

There are several factors that can affect overall world nickel demand and price. These factors include the following:

•	expansion of new nickel mining capacity;
•	new processing technologies;
•	world demand for stainless-steel; and
•	nickel substitutes.

Expansion of New Nickel Mining Capacity

As demand and nickel prices increase, companies have sought to expand their mining and production capacity. In 2007, the leading nickel producer in the world - a Russian company - created an entire overseas production operation by acquiring and then integrating existing facilities in Australia, Botswana, and Finland. The larger of the two Canadian takeover targets is preparing to commission a laterite mining complex at Goro, New Caledonia. Several other companies are also considering employing some form of acid leach technology to recover nickel at greenfield sites in Brazil, Cuba, Guatemala, Indonesia, Madagascar, and the Philippines. A new type of heap-leaching process is being used to recover nickel in Turkey. Work is also underway on a more traditional, ferronickel plant in Goias, Brazil.

New Processing Technologies

While demand for nickel has been and is expected to continue to be strong, expansion of nickel production capacity has not increased as rapidly as anticipated. Of the identified land-based nickel resources averaging 1% nickel or greater, about 70% is in laterite deposits and 30% in sulfide deposits. Historically, nickel production has come from higher-grade sulphide deposits because processing is less energy-intensive and therefore less expensive. However, as sulphide deposits are limited, interest in developing laterite deposits is increasing.

To date the success rate of laterite deposits has not been encouraging. Several laterite mines have closed down, restructured or faced a number of issues affecting development of new laterite deposits including technological problems such as:

•	developing economic processing techniques;
•	high investment in infrastructure due to remote locations of mines; and
•	environmental concerns due to surface mining methods.

Many New Caledonian nickel projects were to be recovered onsite using advanced high pressure acid leach (“HPAL”) technology. However, the significant time and cost overruns that have been encountered in trying to bring HPAL facilities onstream have resulted in continuous delays of these projects. As a result of these factors, capital expenditure costs for laterite operations have been nearly double initial estimates. These extra costs are the result of the larger plants and tailings facilities required for the beneficiation process. Some existing laterite projects are also suffering from significantly higher operating costs as smelters have very high energy requirements. Together with nickel price volatility, this has had a significant impact on the timing and cost of project completion.

World Demand for Stainless Steel

Stainless steel accounts for two-thirds of global primary nickel use. Since 1993, global stainless steel production has been growing at an average rate of 5.6% per year. Leading metal consultants CRU note that world production of stainless steel has grown from 5 million tons per annum in 1975 to 25 million tons per annum in 2005. By 2011, they expect demand to reach 35 million tons per annum. This growth estimate is almost entirely attributed to Chinese demand as off-take from other major consumers is expected to stabilize. This represents a predicted growth rate of 5% per annum, with the conclusion being that over 320,000 tons of additional primary nickel supply will be required by 2011 over 2006. Also, continued high prices for gasoline and other petroleum products have spurred development and production of novel hydrogen storage and battery materials, such as lanthanum-nickel-cobalt alloys. Nickel-metal hydride (NiMH) batteries continue to be widely used in hybrid motor vehicles, despite inroads made by lithium-ion batteries.

Nickel Substitutes

As noted above, nickel prices climbed to unprecedented levels in the first half of 2007 before falling back almost 50 percent over the following few months as stainless steel producers cut back production and replaced refined nickel by nickel pig iron for stainless steel production. Nickel pig iron and refined nickel share the market, as long as there is high demand from stainless steel producers and shortage of refined nickel supply. However, nickel pig iron producers face environmental challenges, as their facilities are still regarded as environmentally damaging. Engineers have also begun substituting low-nickel, duplex, or ultrahigh-chromium stainless steels for austenitic grades in a few construction applications. Nickel-free specialty steels are sometimes used in place of stainless steel within the power generating and petrochemical industries. Titanium alloys or specialty plastics can substitute for nickel metal or nickel-base alloys in highly corrosive chemical environments.

Our Properties

As discussed above, through our subsidiaries, we hold the rights to the Kempirsai nickel, cobalt and brown coal deposits, which are located in northwestern Kazakhstan and the Gornostai nickel and cobalt deposit located in northeastern Kazakhstan.

Location and access to our properties

Kempirsai

The Kempirsai deposit is located in the Khromtausky region of northwestern Kazakhstan, approximately 130 kilometers northeast of Aktobe, Kazakhstan. The nickel and cobalt deposits are located approximately 35 kilometers south of Badamsha village, Aktobe region, Kazakhstan. The brown coal deposit is located approximately 30 kilometers east of Badamsha village, Aktobe region, Kazakhstan. Badamsha is a village of approximately 6,000 people. The Aktubinsk-Karabutak asphalt highway runs within 14 kilometers to the south of the nickel and cobalt deposit. The nickel, cobalt and brown coal deposits can be accessed through a network of country roads. The Orsk-Kandagash state railway runs nearby the Kempirsai deposit and, through our subsidiary KKM, we own 55 kilometers of our own railway. Our railway connects the Kempirsai deposit to a reloading station and to a Russian railway.

Gornostai

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

Title to Properties

We hold several subsoil use contracts that grant us the right to explore for and extract nickel, cobalt and brown coal at the Kempirsai deposit. We also hold a subsoil use contract that currently grants us the right to explore for nickel, cobalt and other minerals within the Gornostai deposit. Upon discovery of commercially producible reserves we can apply to move to commercial production. For additional information regarding our contracts please see the following table.

Territory Name	Size of Territory	Primary Minerals	License Type	License or Contract #	License and Subsoil Use Contract Term

Kempirsai	575,756 acres	Nickel and cobalt ore	Production	MG #420 MG #426	Expires Oct, 12, 2011 unless extended (1).

Mamyt	116 acres	Brown coal	Production	MG #9-D	Expires Dec, 11 2018 unless extended (1).
Gornostai	12,232 acres	Nickel and cobalt ore	Exploration and Production	1349	Exploration period expires Feb. 26, 2010 (2). Production period expires Feb. 26, 2026 unless extended.

(1)

On December 10, 2007, the MEMR unilaterally terminated KKM’s contracts and licenses to explore for nickel, cobalt, brown coal, and other minerals within the Kempirsai and the Mamyt deposits on the basis that KKM had material failures in execution of the work programs associated with the contacts and licenses but did not detail those failures. In January 2008, KKM filed an action in the Court of Astana city against the MEMR challenging the legality of the unilateral termination of the KKM contracts and licenses by the MEMR for several reasons, including that the contracts and licenses had been terminated on grounds not provided for in the subsoil use contracts and legislation and there were no material failures in the execution of the work programs associated with the contracts and licenses. In February 2008, the Court of Astana city acknowledged that the unilateral termination of the contracts and licenses by the MEMR was illegitimate. The Court canceled the order of the MEMR relating to the unilateral termination of the licenses and reinstated the KKM contracts and licenses. In March 2008, the MEMR appealed the Court’s decision to the Republic of Kazakhstan Supreme Court. A final decision from the Supreme Court is expected by the end of April 2008.

(2)

In January 2008 Kaznickel agreed with the Expert Committee of the MEMR the extension of the exploration period up to February 2010. Currently, Kaznickel is in the process of signing the addendum to the subsoil use contract to reflect these changes.

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

For additional details regarding the terms and obligations associated with our subsoil use contracts and licenses please see “Tax and Royalty Scheme in the Republic of Kazakhstan” and “Working Programs of our Subsidiaries” in Item 1 “Business”, “Summary of Material Contractual Commitments” in Item 6 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Note 4 – Property, Plant and Mineral Interests”, “Note 7 – Asset Retirement Obligation” and “Note 10 – Commitments and Contingencies” contained in the Notes to our Consolidated Financial Statements.

Kempirsai

The Kempirsai deposit was discovered and actively explored during the Soviet era. In the 1980s, the State Reserves Committee approved the reserves (based on Soviet standards) and approved the Kempirsai deposit for commercial production. The Kempirsai deposit was actively mined during the 1980s and early 1990s. Active mining at the Kempirsai deposit ceased in 1996. The working program associated with these licenses for the Kempirsai nickel, cobalt and Mamyt brown coal deposits are production contracts, those contracts do not require us to undertake significant exploration activities. While we do not have fixed exploration obligations, in order to retain our licenses we are required to engage in certain activities. For details regarding our mine production requirements see “Working Programs of our Subsidiaries” in this Item 1 “Business.”

Gornostai

The subsoil use contract to the Gornostai deposit was issued in February 2004. At the time it was issued, the MEMR determined that additional exploration of the deposit was necessary to determine the existence of commercially producible mineral reserves. Therefore, the subsoil use contract provides a period for exploration. Under the terms of the contract for the Gornostai deposit, we were granted the right to explore for nickel and cobalt for two years. The exploration term provides for two two-year extensions upon our request. We requested and were granted our first extension, extending the current exploration period to February 2008. In January 2008 Kaznickel agreed with the Expert Committee of the MEMR additional two two-year extension period up to February 2010. Currently, Kaznickel is in the process of signing the addendum to the subsoil use contract to reflect these changes.

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

Annual Work Program of our Subsidiaries

Each year we must submit an annual work program to the MEMR’s Territorial Division under the State Body for Subsurface Use and Protection. The annual work program indicates the scope of exploration and or production works and finance costs.

Kempirsai

Prior to the litigation associated with the licenses to our Kempirsai deposits, our contracts and licenses called for KKM to extract the following amounts of ore from the Kempirsai deposit and brown coal from the Mamyt deposit:

	Tons of Ore	Tons of Brown Coal
2008	350,000	200,000
2009	1,000,000	200,000
2010	1,000,000	200,000
2011	1,000,000	200,000
2012		200,000
2013		200,000
2014		200,000
2015		200,000
2016		200,000
2017		200,000
2018		200,000

As a result of the litigation, the 2008 annual work program for KKM is under discussion and negotiation with the MEMR’s Territorial Division under the State Body for Subsurface Use and Protection. If the Supreme Court decision is made in KKM’s favor, we will continue negotiations with the MEMR of the 2008 annual work program requirements. Based on initial conversations with the MEMR, we anticipate the financial obligations associated with our 2008 annual work program will include financial obligations of up to $15 million.

Gornostai

The 2008 annual work programs for Kaznickel is currently under discussion with the MEMR. We expect the 2008 work program will require us to continue to perform exploratory drilling, sampling and assaying of core samples, metallurgical testing and preparation of reports for the State Resource Reserves Committee. We anticipate the financial commitment in 2008 will be approximately $1,500,000 including exploration drilling and sampling and assaying (2,000 meters to be drilled and 1,000 core samples to be made during 2008 and 2009), metallurgical tests and preparation of the report to the State Resource Committee.

For us to maintain our rights to the Kempirsai and Gornostai deposits we must satisfy the work program requirements for each property. As evidenced by the litigation associated with our Kempirsai deposits, if we fail to satisfy our working program requirements we could be subject to fines and penalties or even to the potential forfeiture of our contracts, licenses and all rights we have thereunder.

Geology and Mineralization

Nickel ferrous laterites make up approximately 70% of all land based nickel resources, though currently they constitute about 45% of the primary nickel production. Nickel laterite deposits are formed as a result of prolonged weathering of ‘ultramafic’ rocks containing ferromagnesian silicate minerals. Under conditions of warm temperatures and high, frequent rainfall, nickel leaches from the upper layers and precipitates in the lower layers in a lattice of silicate and iron oxide minerals.

If an ore deposit is outcropping or occurs near the surface, it can be extracted using open cut methods. Open cut methods allow for lower cost extraction and operating costs, which can allow low-grade deposits to be economically viable. The topsoil and overburden are removed and stockpiled for later rehabilitation and, as the mine increases in depth, the walls of the excavation are left at an angle to avoid collapse. Open cut mines use large mobile machinery that enables high production rates. Large haul trucks carry the ore and waste to surface stockpiles. Rapid rates of mining in shallow weathered parts of the deposits slow down as the depths increase due to the increased hardness of the material. Nickel laterites are generally mined by surface operations up to 60 meters deep.

Kempirsai

The Kempirsai nickel and cobalt deposit is comprised of two deposits: Kara-Obinskoye, and Novo-Shandashinskoye. These deposits are located approximately 5-10 kilometers from each other. The results of exploration carried out during the Soviet era show that nickel and cobalt ore is located within the Kempirsai ultramafic massif. The minerals are found in laterite form and are associated with leached nontronized serpentinites. The ore bodies have a blanket-like shape and tend to lie conformably on the underlying rocks. The depth of ore bodies from the surface is 0-40 meters. In vertical section they are mainly horizontal in attitude and show variable thickness. Thickness varies from 2.0 meters to 30.0 meters, with an average thickness of 6.0 meters. Average stripping ratio is 1.5 cubic meters per ton. The nickel content of the ore within the Kempirsai deposit varies from 0.8% to 3.0% and cobalt – from 0.025% to 0.08%. The average nickel and cobalt content for the Kara-Obinskoye are 1.1% and 0.066% respectively. The average nickel and cobalt content for the Novo-Shandashinskoye deposit are 1.38% and 0.045%.

The ore reserves of the Kempirsai deposit were evaluated during the Soviet era based on Soviet standards. The Soviet standards, however, are not consistent with the standards established by the United States Securities and Exchange Commission (“SEC”). Therefore, during 2007 we retained Wardell Armstrong International, an independent engineering firm to perform a feasibility study, including an estimation of mineable reserves for the Kempirsai deposit. We anticipate the results of the feasibility study, including an estimation of mineable reserves during the second half of the 2008 fiscal year. As we have not yet established reserves at the Kempirsai deposit, this project should be deemed exploratory in nature. For additional information regarding reserves please see “Reserves” in this Item 1 “Business”.

Gornostai

Exploration activities conducted during the Soviet era and by us since we acquired the rights to the deposit have identified 21 ore bodies through drilling within the South section of the deposit and two ore bodies in the North section. The area of the deposit is located within the Gornostai ultramafic belt. The deposit is characterized by three distinct zones of ochre, nontronite, and leached and disintegrated serpentinite:

•	Ochre zone represents the upper part of the serpentinite weathered crust.
•	Nontronite zone is more widespread than the ochre zone with thickness varying from 2 up to 10 m (sometimes reaching 30 m)
•	Zone of leached and disintegrated serpentinite is the most widespread amongst the three zones. The zone mean thickness is 15-20 m (in some cases up to 50 m).

The minerals are found mainly in laterite form. The ore bodies have embedded form, are mainly horizontal in attitude and show variable thickness. The nickel content in the ore bodies varies from 0.7% to 2.3% and cobalt from 0.05% to 0.37%. The ore bodies are typically located at depths between 0 to 20 meters from the surface, which should allow for strip mining. The lengths of the ore bodies range from 200 meters to 4,050 meters and widths range from 200 meters to 2,000 meters. Thickness varies from 0.8 meters to 15 meters. Average ore body thickness is around 4.2 meters, with an estimated average stripping ratio of 1.8 cubic meters per ton. Of the drilling done to date, the average content of nickel is 0.85% and cobalt 0.059%.

Based on the exploration activities undertaken on the deposit, we believe the size of the ore bodies, their simple form and shallow bedding will allow the deposit to be mined by open pit method with a low stripping ratio.

Despite the exploration work completed during the Soviet time and by us since acquiring this deposit, we do not have a current ore reserve estimate for the Gornostai deposit that complies with the standards established by the SEC. Accordingly, and consistent with SEC Industry Guide 7, we provide no claims as to the ore reserves that may be contained within the Gornostai deposit. Moreover, because we are currently in the exploration stage of our contract and have not yet established commercially producible reserves, the Gornostai project should be deemed exploratory in nature.

Wardell Armstrong International also evaluated the Gornostai deposit in connection with a scoping study and preliminary resource estimation. We plan to undertake a preliminary feasibility study on the Gornostai deposit during 2008 with completion in 2009, including a reserve estimate that will comply with the standards established by the SEC. For additional information regarding reserves please see “Reserves” in this Item 1 “Business.”

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

In November 2007 KKM submitted to the MEMR the request for the extension of the subsoil use contract to the nickel and cobalt deposits up to 2018 and corresponding changes in the working program. Despite this fact, on December 10, 2007, the MEMR unilaterally terminated KKM’s contracts and licenses to explore for nickel, cobalt, brown coal and other minerals within the Kempirsai and Mamyt deposits on the basis that KKM had material failures in the execution of the work programs associated with the contacts and licenses. The MEMR did not, however, detail those failures. In January 2008, KKM filed an action in the Court of Astana city against the MEMR challenging the legality of the unilateral termination of the KKM contracts and licenses by the MEMR for several reasons, including that the contracts and licenses had been terminated on grounds not provided for in the subsoil use contracts and legislation and there were no material failures in the execution of the work programs associated with the contracts and licenses. In February 2008, the Court of Astana city acknowledged that the unilateral termination of the contracts and licenses by the MEMR was inconsistent with the terms of the contracts and licenses. The Court canceled the order of the MEMR relating to the unilateral termination of the licenses and reinstated the KKM contracts and licenses. In March 2008, the MEMR appealed the decision of the Court of Astana city to the Republic of Kazakhstan Supreme Court. We expect the Supreme Court to announce its final decision on this matter by the end of April 2008.

Historical exploration and production activities

The first nickel deposits of the Kempirsai group were discovered in the 1930s. 44 deposits in total were discovered and explored since this period. The Kara-Obinskoye and Novo-Shandashinskoye sections were explored during the late 1970s by core drilling on a 12.5-25m x 25m grid. The volume of exploration works done on the deposits were as follows:

Deposit	Number of Holes	Meters	Samples
Kara-Obinskoye	4,498	79,400	46,490
Novo-Shandashinskoye	780	7,770	6,135

The State Reserves Committee approved the Kara-Obinskoye and Novo-Shandashinskoye reserves for commercial production in the 1980s. These deposits, along with others in the region, were assigned to YuzhUralNickel during the Soviet era. YuzhUralNickel is a Russian company with a nickel processing plant in Russia located approximately 90 kilometers north of the Kempirsai deposits. Approximately 171 million tons of nickel ore have been mined from these deposits, including 770,000 tons from the Kara-Obinskoye and Novo-Shandashinskoye sections. During peak production in the late 1980s, almost five million tons of ore were mined annually from the Kempirsai deposits. Active mining of the Kempirsai deposits was discontinued in 1996.

The Kempirsai deposits remained the property of YuzhUralNickel after the break up of the Soviet Union until 1996, when a joint venture between YuzhUralNickel and the Kazakhstan State Property Committee was formed. Because of a lack of Russian interest in developing this deposit in Kazakhstan, the joint venture was unsuccessful. In 1999 the rights to the Kara-Obinskoye and Novo-Shandashinskoye nickel deposits and Mamyt coal deposit were acquired by KKM from the joint venture. Due to a lack of funding and processing capability, combined with market conditions and the nickel content of Kempirsai ore, KKM has not engaged in active or significant mining activity since acquiring the deposits.

Historically, the Kempirsai deposit was open-pit mined, with maximum mining depths of approximately 20 meters. We anticipate that the Kempirsai deposit will be open-pit mined in the future.

Plant, equipment and infrastructure

KKM owns fuel tanks, locomotives, rail cars, railway cranes, bridge cranes, railway cisterns, maintenance equipment, excavators, motor graders, passenger vehicles, passenger buses, heavy dump trucks, hoppers, scales, lathes, forging hammers, presses, grinding, milling and boring machines, boilers, electrical substations, office equipment, business machines, portable communication equipment, laboratory equipment and multiple buildings. The machinery was manufactured between 1950 and the present. The buildings were built between the 1940’s and the early 1990’s. Our equipment and infrastructure in its current state has the capacity to mine approximately 250,000 tons of ore annually. Much of our existing equipment and buildings will need repair and refurbishing prior to being put into active operation. We estimate the cost of these repairs to be approximately $1,000,000. Once repaired, we expect our infrastructure and equipment to have a standing capacity to mine up to 500,000 tons of ore annually. According to a preliminary feasibility study prepared by Wardell Armstrong International, to meet a production rate of 3,400,000 tons of ore annually, our mining fleet will need to be enhanced with several new pieces of equipment, including primary digging machines, ancillary front end loaders and railway rolling stock in the amount of $14.4 million.

In addition to the rail and road infrastructure discussed above, 220 and 110 kilovolt high voltage power lines run nearby the Kempirsai deposits and the Buhara-Ural gas pipeline runs approximately 10 km to the east of our nickel deposits, (see “Kempirsai Project Location Map” included in “Location and access to our properties” in this Item 1 “Business.”) We can access water from the lakes around Badamsha. In the future, we also plan to use coal from our Mamyt deposit to supply power for an ore processing plant.

Costs

Since the date we acquired KMI in October 2005 through December 31, 2007, KKM has expended approximately $17,740,000 at the Kempirsai deposits. We anticipate future planned costs to be up to $600 million, depending on technology and capacity of the processing plant we plan to build at the Kempirsai deposit as discussed herein greater detail in the “Processing” section of this Item 1  “Business.” We plan to spend approximately $20 million in 2008, depending on ore sells, in the further development of the Kempirsai deposit and in the “Plan of Operations” section of Item 6. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Gornostai

In February 2004, Kaznickel acquired a concession for exploration and development of the Gornostai nickel and cobalt deposit (contract No. 1349 registered by the MEMR), covering 12,232 acres in eastern Kazakhstan.

Historical exploration activities

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

In the South section, drilling was undertaken on a 200-400 meter x 100-200 meter grid. In total 2,067 shallow depth holes with a total length of about 60,000 m and several deep holes with a total length of 2,857 meters were drilled. 48 pits varying in depth between 4.3 – 24.6 meters (570 meters in total) were explored around drill hole to check core sample results. In 1965 two pits were explored for metallurgical samples. Sample weights were 1.3 and 3.6 tons. Samples were tested at the VNIITzvetmet Institute in Ust-Kamenogorsk, Kazakhstan. Metallurgical tests were carried out at pilot-plant scale using four options; ferronickel electro smelting, matte electro smelting, sulphuric acid, and carbonate – ammonia leaching.

In the North section, drilling was undertaken primarily on a 1,600 meter x 400 meter grid. Ore bodies of significant thickness, up to 40 meters, with nickel content up to 3.64% (average 1.55%) were identified. These deposits were located at depths between 40-90 meters.

The Gornostai deposit, however, was abandoned as reserves around Norilsk in Russia were considered more attractive because of larger reserves and higher nickel content. Moreover, the Norilsk reserves were already at the production stage. In addition, a Soviet army nuclear test site, similar to the Nevada Test Site, was located near the Gornostai deposit. The surrounding territory, including the deposit, was considered a secret military zone. For these reasons, further exploration of the deposit was discontinued in 1968.

The last nuclear testing in the area was conducted in 1989. Recent tests show that the radiation levels in the soil, water and air are within normal ranges.

Exploration activities

Since acquiring Kaznickel, consistent with the terms of the current three-year work program for the deposit approved by the MEMR in 2005, we have engaged in exploration activities within the Gornostai licensed territory to determine the characteristics of this deposit. During 2007 we drilled 619 holes to a total depth of 15,625 meters, and an average depth of 25 meters per hole, and have taken 8,370 geochemical and core samples. 14 exploration pits (173 meters total depth) were made on the South section and 340 channel samples were collected. During 2006 we drilled 488 holes to a total depth of 12,652 meters, and an average depth of 30 meters per hole, and have taken 6,755 geochemical and core samples All samples collected in 2006-2007 were assayed by CenterGeoAnalit LLP, a nationally accredited independent laboratory located in Karaganda, Kazakhstan, to perform spectrum and quantity analysis to identify the content of nickel, cobalt and iron. During 2005 we drilled 42 holes to a total depth of 1,065 meters, and an average depth of 30 meters and have taken 595 samples to the Institute of Nonferrous Metals, located in Ust-Kamenogorsk, Kazakhstan where these samples represent ordinary core samples for nickel and cobalt content

As discussed above, currently the exploration stage of our license runs through February 2010 due to the second two-year extension of exploration stage. During the exploration stage we are required to engage in certain activities to determine the existence of commercially producible mineral reserves. We have planned the following exploration activities for 2008 and 2009, which we believe will be sufficient to both satisfy our Annual Work Program requirements and to help us establish commercially producible reserves within the Gornostai deposit. Once we establish commercially producible reserves, we plan to move to commercial production at the Gornostai deposit.

Activity	Quantity	Anticipated Timetable	Estimated Cost

Core drilling on North section including mobilization/demobilization	2,000 meters 15 holes	April 2008 - June 2009	$250,000

Core sampling and sample preparation	1,000 samples	April 2008 - July 2009	$10,800

Assaying and metallurgical tests	1,000 samples	January 2008 - October 2008	$95,000

Interpretation of exploration results and preparation of the report and reserve estimate for submission to the State Reserves Committee		January 2008 - December 2008	$145,000

The PFS for getting the reserve estimate that complies with the standards established by the SEC		July 2008 - July 2009	$400,000

A local drilling company will be contracted for drilling activities. Core sampling, core logging and results interpretation will be carried out by our own in-house geologists, who have 10-30 years experience in such activities. Core preparation will be conducted by the preparation laboratory of SemGeo LLP, a third party with years of experience in the local market. CenterGeoAnalit LLP will carry out the assaying. Wardell Armstrong International will be contracted for performance of the feasibility study.

Core sampling, assaying and quality assurance/quality control

We have and will continue to conduct core sampling over the full length of the exploration hole. In general, sample intervals were 1-2 meters, which produced 2-5 kilograms of sample from each interval. Cores are not cut because cutting fractures the rocks. Samples are undertaken of the whole core.

All sample preparation done to date has been done at the SemGeo LLP laboratory, which is located approximately 120 kilometers from the Gornostai deposit. Whole core samples are sent to SemGeo in 2-5 kilogram labeled Hessian bags which are stacked in racks and dried at approximately 90° C. Samples are then sent to a small jaw crusher that reduces the whole sample to 4-5 millimeters. The sample is then sent to a roll crusher where it is reduced to 1-2 millimeters. The equipment is cleaned with compressed air between samples. Samples are then split by cone and quartering with opposite quadrants combined before being sent to the disc grinder where the sample is reduced in size to 74 micrometers. Every fifth sample is checked by sieving to see if it complies with this grain size. As an additional check, every thirtieth sample is waste rock to act as a “blank” control.

From the sample preparation facility, approximately 60 grams of pulverized sample was sent to the CenterGeoAnalit LLP laboratory for assay, while the pulps are kept at the sample preparation facility. Assaying includes the quantitative determination of the main ore components, including nickel, cobalt and iron.

Composite samples were produced to determine the chemical composition of slag-forming oxides, detrimental impurities and accompanying components in the ores. Composites are made up from three to five individual samples from one intersection by taking material from duplicates of analytical samples proportional to their length. The maximum weight of a composite sample was 250 grams.

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

Submission of report and reserves estimate to the State Reserves Committee

We will retain a third party to work with our in-house geologists to prepare the report and reserve estimate for submission to the State Reserves Committee in connection with our application to move the Gornostai deposit from exploration phase to commercial production phase. We have not yet selected a party to provide this service.

Infrastructure

In addition to the road and rail infrastructure discussed above, low tension power lines follow the railway and run within the Gornostai deposit. A high tension power line is located approximately 6-7 km to the south of the central part of the South deposit. We have access to water from Irtysh River. Unlike the Kempirsai deposit, there are no buildings and only minimal equipment at the Gornostai deposit.

Costs

From January 2005, when we acquired Kaznickel, to December 31, 2007, Kaznickel has spent approximately $5,140,000 in exploration activities at the Gornostai deposit. As with the Kempirsai deposit, we anticipate costs to be as high as $600,000,000, depending on capacity and technology of the type of processing plant we build at the Gornostai deposit as discussed herein greater detail in the “Processing” section of this Item 1 “Business.” We plan to spend approximately $1,500,000 in exploration activities and further development of the Gornostai deposit during fiscal 2008. For additional details please see the “Plan of Operations” section of Item 6. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Reserves

We do not have a current estimate of the ore reserves contained within our contract territories. While we have reserve estimates prepared during Soviet times, we do not know the accuracy of those reserve estimates and do not believe them to be to the standards established by the SEC. As discussed above, we are working with Wardell Armstrong International, an independent engineering firm, to provide us with an ore reserve estimate of our Kempirsai deposit. We anticipate releasing the result of this report during the 2008 fiscal year. We have also retained Wardell Armstrong International to undertake a feasibility study on the Gornostai deposit during 2008 with completion in 2009.

In accordance with SEC Industry Guide 7 mineral deposits qualify as “reserves” only to the extent some part of the deposit can be economically and legally extracted or produced at the time of the reserve determination. At the present time, we do not know whether the ore in our deposits can be economically extracted or produced. For this purpose, we have retained Wardell Armstrong International to conduct feasibility studies of our deposits to provide information on mining, processing, metallurgical, economic and other relevant factors to determine whether any of our deposits can be economically produced.

Because our deposits are without known reserves, you should consider our proposed programs to be exploratory in nature.

Processing

The design of the processing technology is highly dependent on the chemistry of the laterite ore specifically the iron, magnesium and silicon content and whether the metals are locked in a clay lattice. These factors will control metal recovery and processing economics in terms of energy consumption and acid consumption where leaching technologies are to be employed. High iron, low magnesium ores are traditionally processed by leaching (hydrometallurgical) methods whereas, high magnesium, low iron ores are traditionally processes by high temperature (pyrometallurgical) smelting methods.

High iron, low magnesia ores (limonite or nontronite / smectite) are typical of Australia and dryer climates. The nickel is relatively loosely bonded to goethite (hydrated iron oxide) and is usually suitable for hydrometallurgical processing. The nickel can be recovered by pressure acid leaching (“PAL”) and in some cases by selective reduction followed by ammonia-ammonium carbonate leaching.

High magnesia, relatively low iron ores (saprolite, serpentinite or garnierite) are typical of tropical climates such as Indonesia. These ores are traditionally processed by pyrometallurgical techniques, particularly smelting, as generally the nickel replaces magnesium in the magnesium-silicate lattice. In order to recover the nickel, the lattice has to be broken down thereby freeing the nickel. This is achieved by smelting under reducing conditions, i.e. drying, calcining/reduction and electric furnace smelting to produce ferronickel or nickel sulphide matte, which are further processed / refined to recover metal. High pressure acid leaching (“HPAL”) is also possible but large amounts of MgSO4 and MgCl2 are produced increasing the cost of regenerating acid; therefore heap leaching is more suitable to low clay content laterites.

There are three main treatment processes for nickel laterites:

•	Conventional smelting (pyrometallurgical);
•	Reduction roast / ammonia leach processing (Caron Process); and
•	High pressure acid leaching (HPAL).

Following is a diagram of the key component steps in each of these treatment processes:

Laterite ore
Drying
Calcine/ Reduction
Smelting
Refining or Converting
FeNi or Matte
Smelting
Laterite ore
Drying
Calcine/ Reduction
Ammonical leaching
Purification or Recovery
Ni and Co
Caron Process
Laterite ore
High Pressure Leaching
CCD and Neutralization
Precipitation &
Redesolution (Optional)
Purification or Recovery
Ni and Co
HPAL
Source: Inco

Conventional Smelting

This process is typically used for the high nickel and low iron saprolite ores, and involves furnace smelting to form an iron-nickel product typically with 20%-40% contained nickel. Further treatment can increase this to around 78% nickel. The classic pyrometallurgical process for nickel laterite ores is commonly referred to as the RKEF process (Rotary Kiln-Electric Furnace). Ore is calcined and pre-reduced in a rotary kiln prior to smelting to produce FeNi (ferronickel) and slag. The RKEF process is widely used and there is a relatively good understanding of the process flow scheme. This technique is very simple and is used at the PT Inco mine in Indonesia, the Falcondo mine in Dominican Republic and the Cerro Matoso mine in Columbia. In recent years modifications to the RKEF route have been attempted, replacing the rotary kiln element with flash calcining and utilizing DC ARC furnace technology for the smelting stage (so-called NST process). These recent technologies have been studied at bench scale and proposed for full sized commercial installations, but, they are not widely practiced and regarded as emerging rather than established technology.

Reduction Roast / Ammonia Leach Processing (Caron Process)

The Caron process is used for ores with high iron and high magnesium content. The ore is roasted and then cooled in a non-oxidizing environment. The resulting material is leached with an ammonia solution and further treated to produce a nickel-rich product (75% nickel) which can then be refined to produce nickel metal and other by products. This process usually yields lower nickel recoveries than with other types of laterite ore processing, an example is BHP Billiton’s Yabulu refinery in Queensland, Australia.

High Pressure Acid Leaching (HPAL)

The HPAL process is used where there is high iron, limonitic ores with low magnesium and silica such as the dry laterites found in Australia. The process involves the dissolution of limonite ores in acid under high pressures and temperatures. This liberates the nickel and other metals in solution and allows concentration and processing to produce an intermediate nickel product which can be further refined. Leaching occurs at 250°C to 270°C, with high acid consumption. Existing operations include plants at Murrin Murrin, Cawse (Australia), Moa Bay (Cuba) and Rio Tuba (Philippines). Upcoming projects include Goro (New Caledonia) and Ravensthorpe (Australia). HPAL technology was expected to change the shape of the industry cost curve. However, existing equipment has proven inadequate for the required high temperatures, pressures and acid strengths. This has resulted in longer than expected ramp-up schedules and significant cost overruns at a number of proposed HPAL facilities.

In addition, several low-tech processes are currently in development. A description of each process follows:

Heap Leaching

Heap leaching is a process currently in development that has been designed to process a range of ore types. The process is low-tech, with modest capital and operating costs. Ore is leached for between 150 and 700 days. The process uses a reductant for cobalt extraction. During downstream processing, iron is removed from goethite, jarosite and hematite, with the precipitate nickel forming as mixed sulphide or hydroxide. Minara Resources is currently undertaking an R&D project at Murrin Murrin to allow nickel/cobalt heap leaching, initially to process ore rejects (scats) to run in parallel with its HPAL operation. The other committed project is European Nickel’s Caldag deposit in Turkey which is currently under construction.

Atmospheric Leaching

An alternative lower cost method of processing ore is atmospheric leaching, where limonite ores are leached with the addition of sulphur dioxide for cobalt extraction. Atmospheric leaching requires very high acid usage. This process is in the early stages of development and is not currently used operationally.

Hydrochlorination

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

During 2006 we constructed a pilot plant at our Kempirsai deposit to test our hydrochlorination process. Our pilot processing plant has a processing capacity of 12.5 tons of ore per day. We performed initial testing and processed an aggregate of 10 tons of ore through the pilot plant from October 2006 to January 2007. The test results indicated the following issues that we are trying to resolve:

•	the necessary equipment for the pilot plant is difficult to design, locate and procure;
•	the use of chlorides in the process creates a risk to personnel and the environment;
•	the difficulties in accomplishing isolation in the rotating kiln; and
•

winter weather conditions at our Kempirsai deposit, including up to 13 feet of snow and temperature as low as 31 to 40 degrees below zero Fahrenheit, require appropriate equipment to operate the pilot plant in harsh weather conditions.

The initial tests of the pilot plant used head ore from our Kempirsai deposit. The average nickel content of our Kempirsai head ore is approximately 1.1 percent per ton. PIT Geoanalitika, an independent Kazakh company, conducted chemical analysis of several different samples of the pilot plant concentrates and found that nickel content following the hydrochlorination process increased 10 to 15 percent. We feel these initial results justify further research and development to optimize the process at the scale of the pilot plant with a view to employing the technology in commercial production in the future. Irrespective of our decision regarding the feasibility of a pyrometallurgical or hydrometallurgical processing plant at the Kempirsai deposit, we plan to continue testing and development of our hydrochlorination process in 2008.

Smelting in a Liquid Bath (Pyrometallurgical - Russian Technology or Vanyukov Process)

In 1949, the Moscow State Institute of Steel and Alloys proposed a process based on smelting in a liquid bath. This technology has been developed and, although little used in the West, has for more than 25 years been applied successfully as a standard metallurgical melting process, especially for the production of copper from both oxide and sulphide ores in the CIS countries. The first commercial application of this technology for the processing of nickel oxide ores to produce ferronickel commenced at Kombinat YuzhUralNickel (Russia) on July 12, 2004. Coal, coke or even methane can be used as the reducing agent. An advantage of the Vanyukov process over the more widely known RKEF process is that reduction and melting occurs in a single unit as opposed to having separate units (rotary kiln and electric furnace), thereby enabling potential capital cost savings. The ability to use coal, coke and/or methane as both a fuel and a reductant offers potential operational cost savings compared to the more traditional routes. Another possible advantage of the Vanyukov process is the considerably lower electrical power requirement compared to RKEF technologies. YuzhUralNickel is currently undergoing upgrading and once complete should demonstrate the commercial applicability of this process flow scheme.

Bioleaching

Low grade ores can also be treated through the environmentally safe hydrometallurgical process of bioleaching, a process currently undergoing successful trials at Radio Hill nickel mine by Titan Resources (Western Australia). Unlike other processes that release noxious sulphur gases, all the sulphides are converted into water-soluble sulphates.

Our Plans on Processing Technology

We currently have no processing facilities at either the Kempirsai or Gornostai deposits. We plan to construct processing facilities to process our ores. Soviet era data and our own activities indicate that the Gornostai and Kempirsai ores appear to be high magnesia, low iron ores. Based on this, the processing technique that has historically been most commonly used with ore like ours is pyrometallurgical processing. Heap leaching may also be possible.

We are working with Wardell Armstrong International, an independent engineering firm, to provide us with a feasibility study and an ore reserve estimate of our Kempirsai deposit. We anticipate releasing the result of this report during the 2008 fiscal year.

The feasibility study addresses relevant factors such as location, geology and mineralization, resources, mining, processing (which includes a review of available technologies), environmental issues and financial appraisal. The feasibility study considers the following production options:

•	construction of a Rotary-Kiln-Electro-Furnace processing plant and integrated power station;
•	construction of a processing plant utilizing the Vanyukov process (Russian technology); and
•	construction of a heap or tank acid leaching processing plant.

Currently, Wardell Armstrong International is conducting hydrometallurgical pilot test on a sample of the Kempirsai ore to determine whether nickel can be recovered using acid leach technologies. Also, we are waiting for pilot test results from a Russian institute and Wardell Armstrong International on the Vanyukov process. Once we receive the results of these tests we will be in the position to finalize our decision on the technology to be used for processing of the Kempirsai ore and develop a detailed plan for construction of a processing plant.

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

Competition

Total nickel production worldwide was approximately 1,660,000 tons in 2007, according to USGS. Norilsk Nickel is the largest nickel producer followed by CVRD, BHP Billiton Plc, Eramet Group and Xtrata. These five companies account for approximately 59% of the world’s primary nickel production, while more than 30 medium to small size companies produce the remaining 41%.

Until recently, there were no nickel-producing companies in Kazakhstan. In February 2004, Oriel Resources, a London-based company, acquired 90% of Muzbel LLC, which holds exploration and extraction rights for the Shevchenko nickel deposit in northern Kazakhstan. Formed in July 2003, Oriel’s primary focus is the acquisition and development of advanced and high-quality chrome, nickel and other alloying commodities in the countries of the Former Soviet Union, primarily Kazakhstan and the Russian Federation. Oriel Resources owns Tikhvin chrome smelter near St Petersburg and has two deposits in Kazakhstan, including the Voskhod chrome and the Shevchenko nickel projects. The Shevchenko nickel project feasibility study showed that proven and probable nickel laterite ore reserves were 104.4 million tons of 0.79% nickel. In October 2006, Oriel Resources was acquired by IPH Polychrom Holding BV and Croweley International Limited. In March 2008, Mechel issued a statement, confirming its interest in acquisition of Oriel Resources. Mechel is the leading Russian coking coal and long steel producer, however recently its interest has expanded into utilities and ferroalloy manufacturing. Being the second-largest nickel producer in Russia after Norilsk Nickel and a significant ferrosilicon producer, Mechel is likely to derive some synergies from Oriel Resources assets.

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

Other Properties

Bekem leases approximately 400 square feet of office space located at 324 South 400 West, Suite 225, Salt Lake City, Utah 84101 for its administrative and registered office in the United States. We pay annual rents of approximately $7,800 for this space pursuant to a lease agreement that expires December 31, 2008 with an option to extend the lease for an additional year.

We also maintain a representative office in Almaty, Kazakhstan, where we lease 1,880 square feet of office space. The lease agreement expires on November 30, 2008. The monthly lease payment is $7,000. Upon consent of both parties, the agreement may be prolonged further.

Kaznickel LLP rents approximately 2,200 square feet office in Semey, Kazakhstan, for approximately $4,000 per month. Semey is the closest city to the Gornostai deposit. Kaznickel also rents approximately 5,300 square feet of warehouse space in Semey for $4,250 per month. Kaznickel uses this space to store test ore. These lease agreements expire in March 31, 2008. If at any time the owner of this space decides they need or want the space for other purposes, Kaznickel has no right to continue to occupy the space and could be forced to move.

KKM rents approximately 2,120 square feet of office space in Aktobe, Kazakhstan. KKM pays approximately US $5,500 per month for this space under a one-year lease agreement. This space is leased on a year-to-year basis. If at any time the owner of this space decides they need or want the space for other purposes, KKM has no right to continue to occupy the space and could be forced to move.

We believe each of the various office spaces rented by us and our subsidiaries are suitable and adequate for our needs.

Employees

We currently have approximately 259 full-time employees. We hire our employees under local labor contracts complying with the governing laws of the Republic of Kazakhstan. We believe we have satisfactory relations with our employees. We anticipate the need to hire additional personnel as operations expand. To date, neither our operations nor the operations of any of our subsidiaries have been interrupted by strikes or work stoppages. We have managed to maintain turnover of our work force at a low level. With the ongoing labor market monitoring, we believe that future new labor requirements can be satisfied and there is no significant risk of labor shortage.

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

Item 1A.	Risk Factors

Need for Additional Capital. We have no proven mineral reserves that conform to U.S. standards. The Gornostai and Kempirsai deposits have not yet entered the development stage with respect to our mineral interests and we have no production. We have realized only limited revenue from our Kempirsai deposit and no revenue from Gornostai and have very little ability to generate revenue. We do not expect this to change until we build and begin operating a nickel ore processing plant.

Management expects that the Company will need $50 million to $300 million to fund construction of a processing plant depending upon which technology and the size of the plant is deemed appropriate for processing our ores. We plan to begin construction in 2008 and, assuming funding is available, expect a processing plant to be operational in 2011. As we generate no revenue, we will need to raise additional capital through the sale of our equity and/or debt securities to fund plant construction.

While certain shareholders of the Company have indicated a willingness to provide us line of credit to assist us in meeting our 2008 annual work program expenses, we will likely need additional funds. Currently, we do not have any formal agreement with said shareholders to provide this line of credit and the shareholders are under no obligation to enter into any agreement or make available to us any funds.

We expect to be totally dependent upon investment funds to support our operations and satisfy our mineral license annual work program until such time as we begin to generate sufficient revenue to fund operations. We expect these funds will consist primarily of funds raised in equity and/or debt financing activities. We currently have no firm commitment from any party to provide us additional equity or debt financing and there is no guarantee that we will obtain additional financing on acceptable terms, or at all. If we are unsuccessful in obtaining additional funding during 2008, we will likely have insufficient funds to continue operations or to meet our annual work program requirements. If we cannot fulfill our annual work program requirement, we could be subjected to fines and penalties and even to the possible forfeiture of our subsoil use contracts and licenses.

Failure to Satisfy the Terms of Our Subsoil Use Contracts. Under our subsoil use contracts, we are required to satisfy our annual minimum work program requirements. There is no guarantee that we will be able to continue to meet these commitments in the future. If we fail to satisfy these commitments we may be subject to penalties and fines and/or the loss of one or more of our subsoil use contracts. The cancellation of our contracts would have a material adverse effect on our business, results of operations and financial condition. Although we would seek waivers of any breaches or seek to renegotiate the terms of our commitments in the event we do not believe we can meet such commitments, we cannot assure you that we would be successful in doing so.

For many years it was the practice of the MEMR that if a subsurface user for any reason could not fulfill certain conditions for a specific year, then such actions were extended to the next year. During the latter part of 2007, however, this practice was terminated by order of the president of Kazakhstan. This change in practice has created great uncertainty as to how the government will proceed in the future. This problem is enhanced by the fact that there exists no legislatively fixed mechanism for independent determination at a detail level, of the compliance by subsurface users with the parameters of their annual work program. Currently, this determination is made at the discretion of officials employed by authorized governmental body. These officials are authorized to suspend the activities of the subsurface user even for a minor breach of the detailed annual program. This fact coupled with the right of the competent body to unilaterally terminate a subsoil users contract if the contractor materially breaches the subsoil use contract obligations, indicates there is a risk that penalties and fines and/or the loss of one or more of our subsoil use contracts.

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

Environmental Regulations. We are subject to stringent state and local laws and regulations relating to the release or disposal of materials into the environment or otherwise relating to environmental protection. These laws and regulations may require the acquisition of permits before extraction activities commence, restrict the types, quantities and concentration of substances that can be released into the environment in connection with extraction and production activities and impose substantial liabilities for pollution resulting from our operations. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, incurrence of investigatory or remedial obligations or the imposition of injunctive relief. Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent or costly waste handling, storage, transport, disposal or cleanup requirements could require us to make significant expenditures to maintain compliance, and may otherwise have a material adverse effect on us as well as the industry in general. Under these environmental laws and regulations, we could be held strictly liable for the removal or remediation of previously released materials or property contamination regardless of whether we were responsible.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The information set forth above in Item 1. Business is incorporated by reference herein.

Item 3.	Legal Proceedings

As discussed above, on December 10, 2007, the MEMR unilaterally terminated KKM’s contracts and licenses to explore for nickel, cobalt, brown coal, and other minerals within the Kempirsai and the Mamyt deposits on the basis that KKM had material failures in execution of the work programs associated with the contacts and licenses but did not detail those failures. In January 2008, KKM filed an action in the Court of Astana city against the MEMR challenging the legality of the unilateral termination of the KKM contracts and licenses by the MEMR for several reasons, including that the contracts and licenses had been terminated on grounds not provided for in the subsoil use contracts and legislation and there were no material failures in the execution of the work programs associated with the contracts and licenses. In February 2008, the Court of Astana city acknowledged that the unilateral termination of the contracts and licenses by the MEMR was illegitimate. The Court canceled the order of the MEMR relating to the unilateral termination of the licenses and reinstated the KKM contracts and licenses. In March 2008, the MEMR appealed the Court’s decision to the Republic of Kazakhstan Supreme Court. We anticipate the Supreme Court will announce its final decision on this matter by the end of April 2008.

We are not aware of any other material pending or threatened litigation or governmental agency proceeding to which Bekem or any of our directors, officers or affiliates are, or would be, a party.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended December 31, 2007.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and
Issuer Purchases of Equity Securities

Our shares are currently traded on the Over-the-Counter Bulletin Board ("OTCBB") under the symbol BKMM. As of April 7, 2008 we had approximately 158 shareholders holding 125,172,011 common shares. Of the issued and outstanding common stock, approximately 13,358,592 are free trading, the balance are “restricted securities” as that term is defined in Rule 144 promulgated by the Securities and Exchange Commission.

Published bid and ask quotations from January 1, 2006 through December 31, 2007 are included in the chart below. These quotations represent prices between dealers and do not include retail markup, markdown or commissions. In addition, these quotations do not represent actual transactions.

	Bid		Ask
2007	High	Low	High	Low
Oct. 1 thru Dec. 31	$1.90	$0.41	$2.00	$0.65
July 2 thru Sept. 28	1.90	1.25	2.00	1.35
Apr. 2 thru June 29	1.60	1.37	1.72	1.70
Jan. 3 thru Mar. 30	1.90	1.40	2.00	1.72

2006	High	Low	High	Low
Oct. 2 thru Dec. 29	1.80	1.75	2.00	1.85
July 3 thru Sept. 29	2.00	1.60	2.25	1.70
Apr. 3 thru June 30	1.95	1.05	2.20	1.50
Jan. 3 thru Mar. 31	2.00	1.25	10.01	1.35

The above information was obtained from Pink Sheets LLC, 304 Hudson Street, 2nd Floor, New York, New York 10013.

Dividends

We have not paid, nor declared, any dividends since our inception and do not intend to declare any such dividends in the foreseeable future. Our ability to pay dividends is subject to limitations imposed by Utah law. Under Utah law, dividends may be paid to the extent that the corporation's assets exceed its liabilities and the corporation is able to pay its debts as they become due in the usual course of business.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-0-	$-0-	1,916,877
Equity compensation plans not approved by security holders	-0-	$-0-	-0-
Total	-0-	$-0-	1,916,877

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

On October 20, 2006 and March 25, 2008 the board agreed to award restricted stock grants to the following four officers or employees of the Company;

Name	Position with the Company	Number of Shares
Yermek Kudabayev	Chief Executive Officer, President, Director	421,772
Zhassulan Bitenov	Chief Financial Officer	383,429
Nurlan Tajibayev	Vice President, Director	191,715
Alexander Rassokhin	Exploration Manager	86,207

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

Mr. Kudabayev’s shares vest as follows: 95,857 shares vested in April 2007, 115,029 shares vested in April 2008, and the final 210,886 shares will vest in April 2009 provided that the Company timely files its reports with Securities and Exchange Commission.

Mr. Bitenov’s shares vest as follows: one-fourth (95,857 shares) in January 2009 and one-fourth (95,857 shares) in January 2010, provided that the Company has timely filed its reports with Securities and Exchange Commission. The final one-half (191,715 shares) will vest in January 2011. Vesting during each year is contingent upon the Company timely filing of its reports with the Securities and Exchange Commission each year. Moreover, vesting in the third year is also contingent upon the Company having commenced commercial operations.

Mr. Tajibayev’s shares vest as follows: one-fourth (47,929 shares) vested on October 20, 2007, and one-fourth (47,929 shares) will vest on October 20, 2008, provided that the Company starts construction of the processing plant by October 20, 2008. The final one-half (95,857 shares) will vest on October 20, 2009 conditioned upon the Company having commenced commercial operations.

Mr. Rassokhin’s shares vest as follows: one-fourth (21,552 shares) vested on October 20, 2007 and one-fourth (21,552 shares) will vest on October 20, 2008, provided that in each year the Company timely performs the drilling work program requirements as dictated by the Republic of Kazakhstan’s Ministry of Energy and Mineral Resources. The final one-half (43,103 shares) will vest on October 20, 2009, conditioned upon the Company timely performing the drilling work program requirements, as dictated by the Republic of Kazakhstan’s Ministry of Energy and Mineral Resources during the third year and the Company having commenced commercial operations.

We have issued no other securities under the Plan.

In connection with a private placement we concluded on July 14, 2006, we issued to Aton Securities, the placement agent for the private placement, warrants to purchase up to 2,400,000 shares of our restricted common stock. The exercise price of the warrants is $1.17 per share. The warrants were immediately exercisable. These warrants expired unexercised on January 14, 2008.

Unregistered Sales of Equity Securities

We issued no securities during the quarter ended December 31, 2007. Subsequent to the quarter end, on March 25, 2008 the board agreed to increase the restricted stock grant to Yermek Kudabayev, our Chief Executive Officer, by an additional 38,343. On March 25, 2008 the board also made a restricted stock grant to Zhassulan Bitenov, our Chief Financial Officer, of 383,429 shares. For details regarding the terms and conditions of those restricted stock grants please see “Securities Authorized for Issuance Under Equity Compensation Plans” immediately preceding this section. Each of these individuals is a non US person resident in Kazakhstan. The restricted stock grants were made pursuant to an exemption from the registration requirements of the Securities Act of 1933, provided under Regulation S of the Securities Act of 1933.

Repurchases of Equity Securities

We did not repurchase any of our equity securities during the year ended December 31, 2007.

Transfer Agent

Our transfer agent and registrar is Interwest Transfer Company, Inc., 1981 East 4800 South, Suite 100, Salt Lake City, Utah 84117, Telephone (801) 272-9294.

Item 6.	Selected Financial Data

The selected consolidated financial information set forth below is derived from our consolidated balance sheets and statements of operations as of and for the years ended December 31, 2007, 2006 and 2005 and for the period from March 5, 2004 (the date of Inception) until December 31, 2004. The data set forth below should be read in conjunction with Item 6. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto included in this Annual Report.

Consolidated Statements of Operations Data:				For the Period from	For the Period from
				March 5, 2004	March 5, 2004
				(Date of Inception)	(Date of Inception)
	For the Years Ended December 31,			through	through
	2007	2006	2005	December 31, 2004	December 31, 2007
General and administrative expenses	$ 4,268,793	$ 3,136,715	$ 1,018,148	$ 99,509	$ 8,523,165
Research and development costs	296,070	389,507	131,562	271,099	1,088,238
Exploratory costs at Gornostai deposit	1,584,428	1,118,115	697,496	-	3,400,039
Exploratory costs at Kempirsai deposit	2,601,807	352,132	-	-	2,954,670
Loss from operations	(9,259,321)	(5,220,917)	(1,907,838)	(370,608)	(16,758,684)
Interest expense	(1,018)	(1,382,972)	(293,451)	-	(1,677,441)
Interest income	324,976	85,337	-	-	410,313
Net loss	(8,701,550)	(4,706,122)	(1,271,137)	(245,090)	(14,923,899)
Basic loss per common share	(0.07)	(0.04)	(0.03)	(0.05)

Balance Sheet Data:	As of December 31,
	2007	2006	2005	2004
Total current assets	$ 1,919,931	$ 9,855,647	$ 452,406	$ 25,527
Property, plant and mineral interests, net	14,226,359	13,870,563	10,938,368	777,051
Total assets	16,450,637	25,097,927	11,430,015	817,695
Notes payable	-	-	8,532,420	-
Total liabilities	1,958,446	2,200,048	12,347,567	880,111
Total shareholders' equity (deficit)	14,492,191	22,897,879	(917,552)	(62,416)

The increase in our general and administrative expenses in fiscal 2006 and 2007 is mainly related to the acquisition of the Kempirsai deposit on October 24, 2005. This increase in general and administrative expenses is attributable to the significant increase in employees and employee-related costs as a result of the acquisition of KKM, as well as, costs associated with having licensed territories in both northeastern and northwestern Kazakhstan, increased office rents and consulting and travel expenses.

Exploratory costs at the Gornostai deposit commenced after the acquisition of Condesa Pacific, S.A. and its wholly owned subsidiary Kaznickel, LLP in January 2005. The increase in the exploratory costs occurred due to increased exploratory and drilling works at the Gornostai deposit in accordance with the subsoil use contract associated with that deposit.

Exploratory costs at the Kempirsai deposit mainly represent Kempirsai asset maintenance expenses and cost of extraction of ore. These costs are treated as exploratory costs because the Company is deemed to be an exploration stage company. During the twelve months ended December 31, 2007 we extracted 137,724 tons of ore, which cost $858,105, while no ore was extracted during 2006. Also, during 2007 we recognized $1,043,720 of impairment loss as a result of revisions to the recoverability of our long-lived assets.

Since we have been conducting exploratory activities and have not been generating revenues, our capital resources have consisted primarily of funds we have borrowed from related and non-related parties and the sale of our equity securities. Interest expenses as well as interest earned are directly dependent on the availability of borrowed resources and assets attracted from sale of equity securities. Losses from operations and net losses have been increasing due to increased exploratory works at the Gornostai deposit and maintenance and repair works of Kempirsai assets. We do not expect further increases in losses from operations.

Total assets and liabilities increased in 2005 with the acquisition of Kempirsai assets and issuance of notes payable to related parties. The notes payable were fully paid in 2006.

Item 7.	Management's Discussion and Analysis of Financial Condition
and Results of Operations

For a complete understanding, this Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes to the Consolidated Financial Statements contained in this Form 10-K.

Since inception we have generated no revenue. We have spent millions of dollars to date and anticipate that we will spend significant additional capital before we begin to realize revenue from operations. As discussed above in Item 1 “Business” we have no proven mineral reserves that conform to U.S. standards. The Gornostai and Kempirsai deposits have not yet entered the development stage and we have no production. We have realized only limited revenue from our Kempirsai deposit and no revenue from Gornostai and have very little ability to generate revenue. We do not expect this to change until we build and begin operating a nickel ore processing plant. We are currently investigating the financial viability of various processing technologies for the construction of a processing plant to produce ferronickel at our Kempirsai deposit to allow us to begin realizing revenues. We expect we will need significant additional capital to fund construction of a processing plant in 2008-2011. If we are able to obtain the necessary funding to finance construction of the processing plant, we would not expect the plant to be operational prior to 2011. Because we do not currently generate cash flow and we do not anticipate generating significant cash flow until 2011 or later, if at all, we will be completely dependent on external funding, if any, to support our activities until such time as we are able to generate sufficient revenues to cover our expenses.

In July 2006 we raised $28,000,000 through a private placement of our equity securities which resulted in net proceeds to us of approximately $26,400,000 after deducting fees and costs. This represents only a small portion of the funds we will need to reach commercial production. Of the $26,400,000, as of December 31, 2007, we had spent approximately $25,700,000. Approximately $12,200,000 was used to repay loans, $4,200,000 was used on capital expenditures as a part of our annual work program obligations, approximately $2,300,000 was spent researching and developing our hydrochlorination technology and $7,000,000 was used as working capital. At December 31, 2007, we had cash on hand of $756,943.

We incurred net losses of $8,701,550 and $4,706,122 for the years ended December 31, 2007 and 2006, respectively and $14,923,899 for the period from March 5, 2004 (date of inception) through December 31, 2007. Current assets exceeded current liabilities by $1,000,533 and by $9,040,599 at December 31, 2007 and 2006, respectively. We anticipate the need to seek significant additional funding during fiscal 2008 to satisfy our annual work program obligations for this year. While certain shareholders have indicated an interest in extend to us a credit line to satisfy at least part of that obligation, we do not, at this time, have any signed agreement with said shareholders. There is no assurance that we will be able to obtain this credit line or additional funding on favorable terms, or at all. If we are unsuccessful in obtaining additional funding during 2008, we will likely have insufficient funds to continue operations or to meet our annual work program requirements. If we cannot fulfill our annual work program requirement, we could be subjected to fines and penalties and even to the possible forfeiture of our subsoil use contracts and licenses.

Results of Operations

As you read this Results of Operations section it is important to keep in mind that we acquired KMI and its operating subsidiary KKM on October 24, 2005. While KKM has not engaged in significant activity in recent years, it has engaged in significantly greater activity than Bekem or Kaznickel in years past. Prior to the acquisition of KMI, we were engaged in exploration of our Gornostai deposit.

General and Administrative Expenses

Our general and administrative expenses increased from $3,136,715 during 2006 to $4,268,793 during 2007. This 36% increase in general and administrative expenses is mainly attributable to an $840,000 increase in salary expense and related taxes as a result of an increase in the number of personnel we employ and salary increases for existing employees, as our subsidiary KKM hired a number of personnel to carry out development and testing of the pilot plant and additional geologists, metallurgists and ecology supervisors. We also hired additional in-house accounting, finance, legal and information technology personnel. We do not expect to hire a significant number of additional employees until such time as revenue or funding so justifies. Another contributing factor to the increase in general and administrative expenses was a $447,000 increase in professional fees, primarily attributable to increased legal and accounting fees and costs associated with a resource estimation prepared by a third party consulting firm.

Research and Development Costs

During 2007 we incurred research and development cost of $390,370. Of this amount $296,070 was related to preparation of the feasibility study on the Kempirsai deposits and $94,300 is related the development of our pilot processing plant. The cost of development of the pilot processing plant was capitalized as it represents tangible assets with alternative future use. During 2006 we realized research and development costs of $2,389,507 related to the pilot processing plant, $2,000,000 of which was capitalized and added to the cost of the pilot plant and $389,507 was expensed. We expect our research and development costs during the upcoming fiscal year will be higher than in 2007 as we continue research on processing technologies.

Exploratory Costs

Our exploratory costs increased from $1,470,247 during the twelve months ended December 31, 2006 to $4,186,235 incurred during the twelve months ended December 31, 2007. The increase occurred due to increased exploratory and drilling works at our Gornostai deposit and an increase in volumes of extracted ore and brown coal at our Kempirsai and Mamyt deposits. Because the Company is currently an exploration stage entity, extraction costs were expensed. During the twelve months of 2007 we completed drilling of 619 test holes (611 test holes in the South section and 8 test holes in the North section of the Gornostai deposit) to an aggregate depth of 15,625 meters (14,965 meters in the South section and 660 meters in the North section). By comparison, during the twelve months ended December 31, 2006, we drilled 488 holes in the South section (no holes in the North section of the Gornostai deposit) to an aggregate depth of 12,652 meters. During 2007 and 2006 the cost of exploratory drilling works at the Gornostai deposit amounted to $1,584,428 and $1,118,115, respectively.

During the twelve months ended December 31, 2007 we extracted 137,724 tons of ore. By comparison, during the twelve months ended December 31, 2006, we extracted no ore. The ore extraction costs of $858,105 were included into exploratory costs since the Company is in the exploration stage.

Also, during 2007 the Company recognized $1,043,720 of impairment loss as a result of a revision of recoverability of its long-lived assets. The balance of exploratory cost of $726,736 and $352,132 for 2007 and 2006, respectively, represent the cost of maintenance and repair works of Kempirsai assets.

Accretion Expense

We realized accretion expense of $79,288 during the twelve months ended December 31, 2007. During the twelve months ended December 31, 2006 we realized accretion expenses of $72,865. This increase in accretion expense is due to the normal increase in the asset retirement obligation balance over time. We believe accretion expense during upcoming fiscal year will continue to increase at a rate consistent with the rate experienced during the 2007 fiscal year.

Grant Compensation Expense

During the year ended December 31, 2007 we incurred $428,935 in grant compensation expense for restricted stock grants issued to certain officers and key employees. During 2006 the grant compensation expense amounted to $151,583. The increase occurred because, as noted above, the grants were not made until the fourth quarter 2006. The increase is less than initially expected due to the resignation of Marat Cherdabayev who served as our Chief Executive Officer and President from May 2005 to June 2007 and whose shares did not vest because he resigned his positions with the Company prior to the vesting dates of his grant.

Total Operating Expenses and Loss from Operations

As a result of reasons described above, our total expenses and loss from operations increased by 77%, from $5,220,917 during fiscal 2006 to $9,259,321 during fiscal 2007. We expect our total expenses in 2008 will continue to increase but at a lower rate than experienced during the 2007 fiscal year. Also, we expect we will continue to generate losses until such time as we engage in significant revenue generating activities, which most likely will not occur before 2011.

Interest Income

During the twelve months ended December 31, 2007, we realized interest on deposits of $324,976. By comparison during the twelve months ended December 31, 2006 we earned $85,337 of interest on deposits. Interest on deposits increased in 2007 because the deposit accounts in which our funds are held provide for higher rates of return, varying from 3% to 8%, the longer the funds are left on deposit, with determination of the interest rate and recognition of the interest earned at the time the funds are withdrawn or upon the maturity date of the deposit. All deposits matured by the end of 2007 which resulted in the realization of higher rates of return as compared to the fiscal 2006.

Interest Expense

During 2007 we realized interest expense of $1,018 compared to $1,382,972 during 2006. The reduction in interest expenses occurred due to retirement of our outstanding notes payable and related party notes during 2006. During 2006 interest expense resulted from retiring notes payable prior to their due dates and the full recognition of the debt discount of $885,970 on notes attracted at the below market rates. As we experience shortages of funds to finance future activities, we expect that interest expenses will increase if our activities are financed by borrowings.

Translation Adjustment

The consolidated financial statements are presented in U.S. dollars. The functional currency of our subsidiary Kaznickel is U.S. dollars. The functional currency of our subsidiary KKM is Kazakh tenge. Results of operations are translated into U.S. dollars at the average exchange rates during the reporting period. All balance sheet accounts of KKM are translated at exchange rates on the date of the financial statements and translation differences are included in stockholders’ equity as cumulative translation adjustments. The translation adjustment balance recorded in the consolidated statement of shareholders’ equity (deficit) also includes foreign exchange differences arising from intercompany transactions that are of long-term-investment nature (long-term intercompany loans) in accordance with the requirements of FAS 52.

Non-monetary assets and liabilities of Kaznickel are translated into U.S. dollars, using historical or average exchange rates and monetary assets and liabilities are translated into U.S. dollars using exchange rates on the date of the financial statements where translation differences are included in results of operations.

Exchange Loss and Gain

During 2007 we realized an exchange loss of $64,280 compared to an exchange loss of $174,278 during 2006. As with translation adjustment, we recognize exchange gain or loss as a result of having subsidiaries operating in foreign countries whose functional currency may or may not be the U.S. dollar. This requires us to translate results of operations from a foreign currency, in this case Kazakh tenge, to U.S. dollars at the average exchange rate, where results of operations include exchange gains or losses on the U.S. dollar monetary assets and liabilities.

Net Loss

For all of the foregoing reasons, during the twelve months ended December 31, 2007 we experienced a net loss of $8,701,550 compared to a net loss of $4,706,122 during the twelve months ended December 31, 2006. We anticipate we will continue to experience increasing net losses until we are able to engage in nickel and cobalt ore extraction, processing and sales.

Liquidity and Capital Resources

Our capital resources have consisted primarily of funds we have borrowed from related and non-related parties and the sale of our equity securities. As discussed above, in July 2006 we raised $28,000,000 through the private placement of our equity securities which resulted in net proceeds to us of approximately $26,400,000 after deducting fees and costs. These funds, however, represent only a portion of the funds we will need to move to commercial production. As of December 31, 2007, we had cash on hand of $756,943. We have used approximately $25,700,000 of the funds raised in the private offering to repay loans to related and unrelated third parties in the amount of $12,200,000; for ongoing drilling and exploration of our Gornostai deposit in the amount of $2,600,000; $2,000,000 for the construction of our hydrochlorination pilot plant, $300,000 for testing of our pilot plant; $1,600,000 was spent on other capital expenditures as a part of our minimal working program and $7,000,000 for working capital.

As noted above, we incurred net losses of $8,701,550 and $4,706,122 for the years ended December 31, 2007 and 2006, respectively and $14,923,899 for the period from March 5, 2004 (date of inception) through December 31, 2007. Current assets exceeded current liabilities by $1,000,533 and by $9,040,599 at December 31, 2007 and 2006, respectively.

We anticipate the need for substantial additional capital resources during the 2008 fiscal year to meet the annual work program obligations associated with our Kempirsai and Gornostai deposits. Certain shareholders of the Company have indicated a willingness to provide us a line of credit to satisfy at least part of our 2008 annual work program requirement. We do not, however, have any formal agreement with said shareholders to provide this line of credit and the shareholders are under no obligation to enter into any agreement or make available to us any funds. As discussed above, if we are unsuccessful in obtaining additional funding during 2008, we will likely have insufficient funds to continue operations or to meet our annual work program requirements. If we cannot fulfill our annual work program requirement, we could be subjected to fines and penalties and to the possible forfeiture of our subsoil use contracts and licenses.

During the 2007 and 2006 fiscal years, cash was primarily used to fund operations and repay notes payable to related and non-related parties. See below for additional discussion and analysis of cash flow.

December 31,	2007	2006

Net cash used in operating activities	$(6,900,230)	$(5,617,395)
Net cash used in investing activities	(953,046)	(2,722,288)
Net cash provided by financing activities	–	16,473,112
Effect of exchange rate changes on cash	26,539	360,885
NET INCREASE (DECREASE) IN CASH	$(7,826,737)	$ 8,494,314

In fiscal 2007 net cash used in operating activities was $6,900,230, compared to net cash used in operating activities of $5,617,395 in fiscal 2006. This increase in net cash used is primarily the result of increases in exploratory activities which led to a significant increase in net loss as discussed above. The significant increases in expenses were in the areas of general and administrative expenses and exploratory costs.

Net cash used in investing activities during twelve months ended December 31, 2007 was $953,046. The investments were made mainly on acquisition of machinery and equipment and transport facilities needed for future mining activities at the Kempirsai deposit. During 2006 we invested $2,577,696 to acquire equipment, which is primarily used in KKM’s pilot plant.

There was no cash provided by financing activities in fiscal 2007 compared to net cash provided by financing activities of $16,473,112 in fiscal 2006. As discussed herein, during the third fiscal quarter 2006, we raised $28,000,000 in a private placement of our equity securities. This resulted in net proceeds to us of approximately $26,422,386 after deducting fees and costs. During the 2006 fiscal year, we realized proceeds from notes payable and notes payable to related parties of $1,996,731 and $251,900, respectively. These funds were borrowed prior to our private placement in July 2006 and were used to fund our activities during the first half of the year. We spent $12,727,001 of the funds raised in the private placement to repay notes payable, notes payable to related parties and interest expense. As a result, at December 31, 2006, we had repaid all of our notes payable and notes payable to related parties.

Plan of Operations

As of December 31, 2007 we had cash on hand of $756,943. Depending of the result of the litigation process with the MEMR, as discussed above, we anticipate the need to raise an additional $20,000,000 to meet our annual work program requirements and planned activities. We plan to seek these funds through a combination of private equity and debt financing. Following is a brief description of how we plan to allocate such funds during fiscal 2008.

Hydrochlorination Processing Technology Testing

During the next twelve months we expect to spend approximately $200,000 for testing at our pilot plant of the mineral concentrating capability of our proprietary hydrochlorination processing technology and to formulate required procedures, protocols and operational guidelines.

Drilling and Core Analysis

We will allocate approximately $400,000 to drilling and exploration. This includes drilling of approximately 1,000 meters of the North section of the Gornostai deposit, sample assaying, sample selection and handling and preparation of the geological report on the South section for the State Reserves Committee. These services will be performed by local drilling company and research institutes.

Extraction Costs

We plan to spend $1,500,000 for extraction of 350,000 tons in order to meet KKM’s contract obligations.

Feasibility Studies

We anticipate spending approximately $400,000 for the preparation of the feasibility study for the construction of the pyrometallurgical and hydrometallurgical plant in the Gornostai deposit. This study will be prepared by Wardell Armstrong International. Also, we plan to spend approximately $200,000 for completion of the pre-feasibility study for the construction of the pyrometallurgical and hydrometallurgical plant in the Kempirsai deposit. This amount includes involvement of the Russian institute Gipronickel (St Peterburg) for the pilot testing on the Russian technology and Wardell Armstrong International for completion of the pilot testing on the acid leaching technologies. The completion of the study on the Kempirsai is expected by the end of first half of 2008 with indication of estimates for capital and operational expenditures which will allow us to make final decision on the technology to be used for processing of the Kempirsay ore and start the feasibility study and design of the processing plant.

Processing Plant Design

As discussed in the preceding paragraph, we plan to spend approximately $10,700,000 for design of the processing plant in the Kempirsai field during second half of 2008. It also depends on the result of the litigation process with the MEMR and our ability to raise $20,000,000 equity financing.

                 Field Modernization

We have allocated approximately $1,000,000 for modernization of the infrastructure and equipment including rail roads and electricity grid lines at the Kempirsai deposit to allow us to increase our ore extracting capabilities.

Administrative Expenses

We plan to allocate approximately $5,000,000 for administrative expenses during the next twelve months, which include expenses of maintaining offices in the United States and Kazakhstan, for salaries and taxes.

Professional Fees

We expect to incur approximately $600,000 in expenses for services of our financial auditors and securities attorneys during the next twelve months.

Additional Activities

As discussed in Item 1 “Business” we are currently considering alternatives to a hydrochlorination processing plant to allow us to begin to generate cash flow from the Kempirsai deposit. We do not currently have sufficient cash on hand to fund these activities, nor have we budgeted for these items in our 2007 budget. Therefore, to undertake these activities we will need to obtain additional capital either through equity or debt financing. We plan to seek this funding through private equity investments or debt financing to be obtained from banks or shareholders. We currently have no firm commitment from any party to provide us additional funding, except discussed above.

Also, on November 7, 2007 we signed the agreement with a Russian processing plant for sale of 4,500 tons of ore for testing purposes. As of the date of this report, we have shipped approximately 600 tons of ore. The remaining 3,900 tons of ore are in the shipping process. We have agreed with the Russian processing plant to commence negotiations for the sale of up to 500,000 tons of ore annually depending on the test processing results of the initial 4,500 tons of ore. We plan to start this negotiation at the second half of 2008.

Summary of Material Contractual Commitments

The following table lists our significant commitments as of December 31, 2007:

Contractual Commitments	Total	Payments Due by Fiscal Year
		Less than 1 year	2-3 years	4-5 years

Kaznickel’s work programs (1)	$ 4,031,221	$ 1,500,000	$ 2,531,221	-0-

KKM’s work programs (2)	$130,000,000	$15,000,000	$85,000,000	$30,000,000

Operating leases	$ 328,836	$ 328,836	-0-	-0-
Total	$134,360,057	$16,828,836	$87,531,221	$30,000,000

(1)

Each year we must submit the Annual Work Program to the MEMR. The Annual Work Program indicates scopes of mining works for exploration, production and finance costs. The work programs for Kaznickel represent estimates based on the subsoil use contract and results of the preliminary discussions and negotiations with the MEMR which will be finalized after the extension contract is signed by the MEMR. The estimates include $550,000 for exploration drilling (2,000 meters - in 2008 and 2009), sampling and assaying (1,000 core samples in 2008 and 2009), metallurgical tests and preparation of the report to the State Resource Committee. Also, the estimates include $750,000 for repayment the Republic of Kazakhstan for historical costs incurred by it in undertaking geological and geophysical studies and infrastructure improvements related to the Gornostai deposit. The repayment terms of this obligation will not be determined until such time as we apply for and are granted a contract to engage in commercial production by the Republic of Kazakhstan where we anticipate that we will apply for a commercial production contract within the next 1-3 years. However, there is no guarantee when or if we will discover commercially producible reserves within the Gornostai deposit. Should we decide not to pursue a commercial production contract, we can relinquish the Gornostai deposit to the Republic of Kazakhstan in satisfaction of this obligation. Also, the estimates include the subsoil use contract requirement to donate $300,000 for the ongoing development of Astana and Kurchatov, which are cities in Kazakhstan.

(2)

Each year we must submit the Annual Work Program to the MEMR. The Annual Work Program indicates scopes of mining works for exploration, production and finance costs. KKM’s work programs represent estimates based on the subsoil use contract and the financial model which is attached to the working program as a justification of the hydroclorination technology. The contract requires to invest up to $100,000,000 for construction of a processing plant during the contract period. As discussed above, prior to the end of 2007, it has been the practice in Kazakhstan that if the subsurface user, for any reason, could not fulfill the conditions of its annual work program during a given year, those conditions were extended to the next year because the subsoil user’s obligations under its contract were effective throughout the contract duration. This practice, however, was terminated by order of the president of Kazakhstan at the end of 2007. It now appears that the government will impose fines and/or penalties and may cancel subsurface use contracts if the contract holder fails to satisfy the annual work program on a yearly basis. Also, the estimates include $950,000 for removal of all equipment and remediate the property. This remediation work can be done during the term of the subsoil use contract or upon completion of the terms of the contract. The 2008 work program for KKM is under discussion and negotiation and will be finalized after the Supreme Court announces its final decision in connection with our appeal of the unilateral cancelation of our rights to the Kempirsai deposits.

We are required, under our subsoil use contracts to submit a proposed Annual Work Program to the MEMR for approval. Failure to meet the Annual Work Program requirements could cause us to lose our concessions. For more information regarding this requirement please see Item 1. “Business” in the section “Working Programs of our Subsidiaries.”

Off-Balance Sheet Financing Arrangements

As of December 31, 2007 and 2006 we had no off-balance sheet financing arrangements.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position (FSP FIN) No. 157-2 which extended the effective date to fiscal years beginning after November 15, 2008. The Company does not expect the adoption of SFAS No. 157 to have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS No. 159 to have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 141(R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a non-controlling interest in a subsidiary should be reported as equity in the consolidated financial statements, consolidated net income shall be adjusted to include the net income attributed to the non-controlling interest and consolidated comprehensive income shall be adjusted to include the comprehensive income attributed to the non-controlling interest. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141(R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company does not expect the adoption of SFAS No. 160 to have a material impact on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities to require enhanced disclosures concerning the manner in which an entity uses derivatives (and the reasons it uses them), the manner in which derivatives and related hedged items are accounted for under SFAS No. 133 and interpretations thereof, and the effects that derivatives and related hedged items have on an entity's financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements of fiscal years and interim periods beginning after November 15, 2008. The Company does not expect the adoption of SFAS No. 161 to have a material impact on our consolidated financial statements.

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

Item 7A.	Qualitative and Quantitative Disclosures About Market Risk

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

Item 8.	Financial Statements and Supplementary Data

See Consolidated Financial Statements listed in the accompanying index to the Consolidated Financial Statements on Page F-1 herein.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial
Disclosure

We have made no changes in and had no disagreements with our independent registered accounting firm on accounting and financial disclosure during the 2007 fiscal year.

Item 9A(T).	Controls and Procedures

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

As of the end of the period covered by this report we conducted an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2007.

Management's Report on Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and our Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance to management and our board of directors regarding the preparation and fair presentation of published financial statements and the reliability of financial reporting. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework. Based on our assessment, we believe that, as of December 31, 2007, the Company’s internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth our directors, executive officers, promoters and control persons, their ages, and all offices and positions held. Directors are elected for a period of one year and thereafter serve until their successor is duly elected by the stockholders and qualified. Officers and other employees serve at the will of the board of directors.

Name of Director or Executive Officer	Age	Positions with the Company	Director Since

Yermek Kudabayev	38	Chief Executive Officer, President and Director	December 2007

Zhassulan Bitenov	31	Chief Financial Officer

James Kohler	60	Independent Director	May 2006

Timothy Adair	43	Independent Director	May 2006

Valery Tolkachev	39	Independent Director	May 2006

Nurlan Tajibayev	60	Vice President of Metallurgy and Director	October 2006

Dossan Kassymkhanuly	39	Vice President and Director	August 2007

The above individuals currently serve as the Company’s officers and/or directors. A brief description of their background and business experience follows:

Yermek Kudabayev. In December 2007 the Company’s board of directors appointed Yermek Kudabayev as the Chief Executive Officer, President of the Company and Chairman of the board of directors. Mr. Kudabayev had served as the Company’s Chief Financial Officer since April 2006 and as interim Chief Executive Officer and interim President since May 2007. Mr. Kudabayev earned a Bachelors degree in Engineer-Economics from the Moscow Institute of Steel and Alloys in 1993. He earned an MBA degree from the Kazakhstan Institute of Management, Economics and Strategic Research in 1996. Mr. Kudabayev is a past member of the Association of Chartered Certified Accountants, an international accountancy body. He was issued a Certified Accounting Practitioner Certificate from the International Counsel of Certified Accountants and Auditors in 2002. He has been a Kazakhstani Certified Accountant since 1998 and a Certified Kazakhstani Auditor since 2000. Prior to joining the Company in 2006, Mr. Kudabayev served as the Finance Director for Kazkhoil Aktobe LLP from 2003 to April 2006. As the Finance Director, Mr. Kudabayev was responsible for budgeting, planning, cash flow forecasting and management, strategic research accounting, taxation and reporting. From 2002 to 2003, Mr. Kudabayev served as the Director of the Astana, Kazakhstan office of Ernst & Young, where he was responsible for auditing and coordination of projects in the Astana, Karaganda and Pavlodar regions of Kazakhstan. From 1997 to 2002 Mr. Kudabayev worked for Arthur Andersen as a Senior Auditor and as a Manager. Mr. Kudabayev was appointed the Chief Financial Officer of Bekem Metals, Inc. in April 2006. Mr. Kudabayev is not a director of any other SEC reporting issuer.

Zhassulan Bitenov. In January 2008 Mr. Bitenov accepted appointment as the Company’s Chief Financial Officer. In 1999 Mr. Bitenov earned a Masters of Arts in Economics from Kazahstan Institute of Management, Economics and Strategic Research in Almaty, Kazakshtan, with a specialization in international economics. He earned a Bachelors degree in International Economics from the International Kazakh –Turkish University in Turkestan, Kazakhstan in 1997. Mr. Bitenov passed the U.S. CPA exam in 2001. Mr. Bitenov served in various positions with the Almaty office of the accounting firm of Ernst & Young from November 2001 to October 2003 and from December 2004 through December 2007. While at Ernst & Young, Mr. Bitenov worked as a Senior auditor, Audit manager and Senior manager. Among other things, he was responsible for clients audits, preparation of audit reports, management of current engagements and negotiations with clients. From October 2003 to April 2004 he served as the Vice President of JSC AstanaEnergoService where he was responsible for the daily management and supervision of several company departments including the accounting, planning, sales, legal and marketing departments. From June 2004 to December 2004 he served as the finance director of JSC Interfarma-K.

James F. Kohler. Mr. Kohler received a B.S. in geology in 1970 and an M.S. in geology in 1980 from Utah State University. From 2001 to the present he has been employed as the Branch Chief of Solid Minerals with the U.S. Bureau of Land Management in Salt Lake City, Utah, where he oversees all mining activity on public lands within the State of Utah. He began working at the U.S. Bureau of Land Management in 1988 as a Senior Geologist, providing geologic support for all federal solid mineral leasing actions to establish a basis for economic evaluation of leasing tracts. From 1987-1988 Mr. Kohler served as Senior Geologist with the Utah Office of High Level Nuclear Waste in Salt Lake City, Utah, where he provided oversight for high-level nuclear waste repository characterization in Nevada, Texas, and Washington. From 1981-1986 he was the senior geologist and Manager of coal development and mining geology for Anaconda Minerals/ARCO Coal Company in Denver, Colorado supervising geologic support for operating coal mines and acquisitions in the U.S., Indonesia and China. From 1977 to 1981 Mr. Kohler was a Supervisory Geologist with the U.S. Geological Survey in Salt Lake City, Utah. In 2000 Mr. Kohler was awarded the Utah Governor's Medal for Science and Technology. Mr. Kohler is not a director of any other SEC reporting issuer.

Timothy Adair. Mr. Adair received a Masters in Business Administration (MBA) from Brigham Young University, located in Provo, Utah, in 1990. Mr. Adair also received a Bachelors of Science from the same university in Mechanical Engineering with a minor in Mathematics in 1988. Since 2005, Mr. Adair has been principally engaged as the Owner/President of Cube Office Designs located in Salt Lake City, Utah where he has successfully transferred company ownership and management. Cube Office Designs currently employs 22 persons and has annual revenue of approximately $1.5 million USD. Prior to purchasing Cube Office Designs, from 1989 through 2004 Mr. Adair was principally engaged as the Human Resources Productivity / Efficiency Manager with Intermountain Health Care (IHC) of Salt Lake City, Utah. IHC is a health care provider with 25,000+ employees and annual revenue of 2.5 + billion USD. While with IHC Mr. Adair consistently implemented cost savings improvements, such as the standardizing and automating of employee transactions which resulted in annual savings of $200k. Mr. Adair is also a licensed real estate agent and has been an avid real estate investor and property manager since 1989 as a partner of ADLAW. Mr. Adair was a member of the Oracle Applications User Group (OAUG) and the Intermountain Compensation and Benefits Association (ICBA). Mr. Adair is not a director of any other SEC reporting issuer.

Valery Tolkachev. Since 1999, Mr. Tolkachev has been employed with Aton Investment Company in Moscow, Russia, where he currently serves as the Managing Director, Capital Markets. From 1991 to 1999, Mr. Tolkachev served in various positions with various employers including, MDM Bank, InkomBank, InkomCapital and others. Mr. Tolkachev graduated with Honors from the High Military School in Kiev, USSR in 1989. In 2005, he completed his studies at the Academy of National Economy, as a qualified lawyer. Mr. Tolkachev is also a director of BMB Munai, Inc., and Caspian Services, Inc., both SEC reporting issuers.

Nurlan Tajibayev. Mr. Tajibayev has worked in the metallurgy industry since earning a Bachelors degree in Engineer-Metallurgy from the Kazakh State Technical University in 1973. Prior to joining Bekem Metals, Mr. Tajibayev served as the Executive Director of Kyzyl Kain Mamyt, LLP, a wholly-owned subsidiary of Bekem Metals. Before joining Kyzyl Kain Mamyt in 2003, Mr. Tajibayev served as Chairman of Canat UK Ltd., a supplier of metallurgical equipment from Europe and the United States to Kazakhstan, for six years. Mr. Tajibayev also spent twenty years serving in various capacities, including Senior Engineer, for Aktyubinsk Ferroalloys Plant and President of Kazchrome Corporation. Mr. Tajibayev is not a director of any other SEC reporting issuer.

Dossan Kassymkhanuly. In August 2007, the board of directors appointed Mr. Kassymkhanuly as a director. The board also appointed Mr. Kassymkhanuly as a vice-president of the Company. Mr. Kassymkhanuly served as the Business Manager for Gauhar-Tas Centre from December 1992 to February 1999. Gauhar-Tas Centre was engaged in foreign-economic activity with China, including exportation of non-ferrous metals and importation of building materials and mining engineering. From February 1999 to November 2003 Mr. Kassymkhanuly served as Director of the Semey FPG JSC regional office in Ust-Kamenogorsk. He was responsible for coal sales in Eastern Kazakhstan.  Mr. Kassymkhanuly also took part in the development of the Gornostai nickel-cobalt deposit, as well as in the pilot industrial smelting for ferronickel at the Pavlodar tractor plant. He was also responsible for negotiations with the Geology Committee of the Ministry of Energy and Mineral Resources of the Republic of Kazakhstan, including overseeing amendments and addendums to contracts for subsoil use. Mr. Kassymkhanuly chairmanned a group on implementation of new technology. In particular, he took part in the construction project for a briquette plant to produce briquette coal at the Karazhira coal deposit, Eastern Kazakhstan. Mr. Kassymkhanyly served as the Director of the Representative Office of Kaznickel LLP in Astana, Kazakhstan from March 2004 to August 2007. In that position he was primarily responsible for negotiations with various government entities and committees on behalf of Kaznickel. Mr. Kassymkhanuly also served as a member of the board of directors of Bekem Metals, Inc. from August 2005 to October 2006. Mr. Kassymkhanuly earned a degree in Engineer-Construction from Semipalatinsk College of Civil Engineering in 1989. He earned a Bachelors degree in Engineer-Economics from the Eastern Kazakhstan Technical University in 2002. At present, he is a candidate for a PhD degree in Engineering Sciences at the Semey State Institute. Mr. Kassymkhanuly is not a director of any other SEC reporting issuer.

Significant Employees

Aleksandr Rassokhin. In December 2007, Mr. Rassokhin was appointed to the position of Vice President of Geology. Mr. Rassokhin served as the Exploration Manager since October 2006. He has over thirty years experience in solid minerals geology. His work experience includes serving as the President and Exploration Manager of Frontier Mining Ltd. Kazakhstan, where he managed Frontier’s exploration programs and gold processing in Kazakhstan. Prior to joining Frontier in 2005, Mr. Rassokhin spent ten years serving as Chief Geologist for a number of companies operating in Kazakhstan, including Rio Tinto Mining and Exploration, Ltd., Santa Fe Pacific Gold Kazakhstan Corporation and Newmont Kazakhstan Gold, Ltd. As Chief Geologist his duties have included identification of new mineral deposits, preparation of exploration plans and oversight of field explorations. Mr. Rassokhin also spent fourteen years with the Research Institute of Mineral Resources, Kazakhstan. Mr. Rassokhin is 54 years old.

There are no family relationships among any of the Company’s executive officers, significant employees or directors.

Involvement in Certain Legal Proceedings

To our knowledge, during the past five years none of our directors or executive officers has been convicted or is currently the subject of a criminal proceeding, excluding traffic violations or similar minor offenses, or has been a party to any judicial or administrative proceeding that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement. Similarly, in the past five years none of our directors or executive officers, or any business in which they were a general partner or executive officer, have been the subject of a bankruptcy proceeding.

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

Based solely on management’s review of these reports during the year ended December 31, 2007, it appears that Dossan Kassymkhanuly failed to timely file a Form 3 when he joined the board of directors of the Company in August 2007. Nurlan Tajibayev failed to timely file a Form 4 in October 2007 when 47,929 shares of his restricted stock grant vested. It is anticipated that Mr. Kassymkhanuly and Mr. Tajibayev will file the required forms to remedy their delinquent filings as soon as practicable.

Code of Ethics

Our board of directors has adopted a code of ethics that applies to all of our officers and employees, including our principal executive officer, principal financial officer, principal accounting officer, controller and persons performing similar functions. Our code of ethics is posted on our website which can be found at www.bekemmetals.com.

Committees of the Board of Directors

Audit Committee

We do not currently have a standing audit committee or other committee performing similar functions, nor have we adopted an audit committee charter. Given the size of the Company, its available resources and the fact that the OTCBB does not require us to have an audit committee, the board of directors has determined that it is in the Company’s best interest to have the full board fulfill the functions that would be performed by the audit committee, including selection, review and oversight of the Company’s independent accountants, the approval of all audit, review and attest services provided by the independent accountants, the integrity of the Company’s reporting practices and the evaluation of the Company’s internal controls and accounting procedures. The board is also responsible for the pre-approval of all non-audit services provided by its independent auditors. Non-audit services are only provided by our independent accountants to the extent permitted by law. Pre-approval is required unless a “de minimus” exception is met. To qualify for the “de minimus” exception, the aggregate amount of all such non-audit services provided to the Company must constitute not more than 5% of the total amount of fees paid by us to our independent auditors during the fiscal year in which the non-audit services are provided; such services were not recognized by us at the time of the engagement to be non-audit services; and the non-audit services are promptly brought to the attention of the board and approved prior to the completion of the audit by the board or by one or more members of the board to whom authority to grant such approval has been delegated.

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

Compensation Committee

We do not have a standing compensation committee or a charter; rather our Chief Executive Officer evaluates officer and employee compensation issues subject to the approval of our board of directors. Our Chief Executive Officer makes recommendations to the board of directors as to employee benefit programs and officer and employee compensation. The compensation of our Chief Executive Officer is determined and approved directly by board of directors. Neither the Chief Executive Officer nor the board of directors engaged compensation consultants during the year.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

We do not have a standing compensation committee. Our Chief Executive Officer (“CEO”) makes recommendations to our board of directors as to employee benefit programs and officer and employee compensation.

Objectives and Philosophy of Our Executive Compensation Program

The primary objectives of our executive compensation programs are to:

•	attract, retain and motivate skilled and knowledgeable individuals;
•	ensure that executive compensation is aligned with our corporate strategies and business objectives
•

promote the achievement of key strategic and financial performance measures by linking short-term and long-term cash and equity incentives to the achievement of measurable corporate and individual performance goals; and

•	align executives’ incentives with the creation of stockholder value.

To achieve these objectives, our CEO and board of directors evaluate our executive compensation program with the objective of setting compensation at levels they believe will allow us to attract and retain qualified executives. In addition, a portion of each executive’s overall compensation is tied to key strategic, financial and operational goals set by our board of directors. We also provide a portion of our executive compensation in the form of equity awards that vest over time, which we believe helps us retain our executives and align their interests with those of our stockholders by allowing the executives to participate in our longer term success as reflected in asset growth and stock price appreciation.

Components of our Executive Compensation Program

At this time, the primary elements of our executive compensation program are:

•	base salaries;
•	cash bonuses;

•	equity incentive awards; and
•	benefits and other compensation.

We do not have any formal or informal policy or target for allocating compensation between short-term and long-term compensation, between cash and non-cash compensation or among the different forms of non-cash compensation. Instead, we have determined subjectively on a case-by-case basis the appropriate level and mix of the various compensation components. Similarly, we do not rely on benchmarking against our competitors in making compensation related decisions. In the past, however, we have hired executive recruiters as needed to help locate and identify suitable candidates for hire. In this context we typically discuss compensation packages with the recruiter to structure compensation packages we believe will be attractive to prospective executive employees.

Named Executive Officers

The following table identifies the persons who, during the 2007 fiscal year served as our principal executive officer, our principal financial officer and our most highly paid executive and non-executive officers, who, for purposes of this Compensation Disclosure and Analysis only, are referred to herein as the “named executive officers.”

Name	Corporate Office

Yermek Kudabayev	Chief Executive Officer, President and Former CFO(1)(2)
Marat Cherdabayev	Former Chief Executive Officer and Former President(2)(3)
Zhassulan Bitenov	Chief Financial Officer(4)
Dossan Kassymkhanuly	Vice President(2)
Nurlan Tajibayev	Vice President of Metallurgy(2)
Aleksandr Rassokhin	Vice President of Geology

(1)

Mr. Kudabayev served as our Chief Financial Officer from May 2006 to December 2007. He was appointed as interim President and Chief Executive Officer in June 2007 following the resignation of Marat Cherdabayev from those positions. In December 2007, Mr. Kudabayev was appointed as a director and as Chairman of the Board of Directors. At that time he was also named as the President and Chief Executive Officer of the Company.

(2)

Mr. Kudabayev, Mr. Cherdabayev, Mr. Kassymkhanuly and Mr. Tajibayev have served as members of the board of directors and received no compensation for services rendered as a director. All compensation amounts paid to these individuals were paid as compensation for services rendered as an employee of the Company.

(3)	Mr. Cherdabayev resigned as our Chief Executive Officer, President and Chairman of the Board of Directors in June 2007.

(4)	Mr. Bitenov joined the Company and was appointed Chief Financial Officer of the Company in January 2008.

Employment Agreements

We maintain employment agreements with each of the named executive officers. The employment agreements we have with Mr. Kassymkhanuly, Mr. Tajibayev and Mr. Rassokhin are the standard statutorily required employment agreements for all employees in the Republic of Kazakhstan. These employment agreements are limited in their terms and primarily provide for statutory requirements related to the rights of employees, base salary, payment of income and social taxes and pension fund obligations.

We maintain a more detailed employment contracts with Mr. Kudabayev and Mr. Bitenov. As discussed in more detail below, in addition to base salary and payment of income and employment-related taxes, these employment agreements cover a broad range of other components of the executive’s compensation package.

Base Salaries

Base salaries are used to recognize the experience, skills, knowledge and responsibilities required of all our employees, including our executive officers. Base salaries for our executive officers typically have been set in our offer letter to the individual at the outset of employment. Under the terms of these employment agreements base salary and other components of compensation, may be evaluated by our board of directors for adjustment based on an assessment of the individual’s performance and compensation trends in our industry.

As discussed above, we maintain a more detailed employment contract with Mr. Kudabayev, which prior to the end of our fiscal year, governed his employment as our Chief Financial Officer. At the end of our 2007 fiscal year, our board of directors appointed Mr. Kudabayev to serve as the Company’s President and Chief Executive Officer on a permanent basis. Mr. Kudabayev had been serving in these positions on an interim basis since June 2007, while he continued to also serve as the Company’s Chief Financial Officer. In March 2008 in recognition of the fact that Mr. Kudabayev’s position with the Company had changed, the board approved amendments to Mr. Kudabayev’s employment contract to recognize his change in position. In connection with this amendment, the board voted to increase Mr. Kudabayev’s base salary from $120,000 per year net to $180,000 per year net, which is equivalent to the amount the Company had been paying its former President and Chief Executive Officer in salary and housing allowance. Mr. Kudabayev’s agreement does not provide of a housing allowance. This salary increase was made effective retroactive to June 2007, when Mr. Kudabayev began serving as the Company’s President and Chief Executive Officer. The board did not consider salary increases for any of the other named executive officers.

Cash Bonuses

Our board of directors has the discretion to award cash bonuses based on our financial performance and individual objectives. The corporate financial performance measures, which have typically been developed by our board of directors, are given the greatest weight in this bonus analysis. During fiscal 2007 the board of directors did not award cash bonuses to any of the named executive officers.

Equity Incentive Awards

Our equity award program is the primary vehicle for offering long-term incentives to our executives. Our equity awards to executives have typically been made in the form of restricted stock grants. We believe that equity grants provide our executives with a direct link to our long-term performance, create an ownership culture and align the interests of our executives and our stockholders. Typically, we include a restricted stock grant award as part of the executive employee’s compensation package at the time we hire the individual. We do not use a formula to determine the size of our restricted stock grants. This determination is left to the discretion of the board of directors and is made on a case-by-case basis, although the board does consider past awards in making such determination. These restricted stock awards vest over time, typically three years, with one-quarter vesting in each of the first two years and the final one-half vesting in the third year. Vesting of such awards is typically tied to some performance measure directly tied to the responsibilities of the employee, and may also be tied to certain Company landmark events. Should those vesting requirements not be met, the associated shares would not vest to the individual. Similarly, should the individual leave employment with the Company for any reason, any shares that have not vested at that time shall be forfeited back to the Company. While pecuniary interest in and the right to dispose of the shares awarded under our restricted stock grants does not vest to the individual until he has satisfied the vesting conditions, the individual is allowed to vote all of the shares included in the grant and to enjoy all the other benefits associated with ownership of the shares. We believe the vesting features further our objective of executive retention because this feature provides an incentive to our executives to remain in our employ during the vesting period.

We may also make discretionary equity awards to the named officers. In determining the size of equity grants to our executives, our board of directors will consider company-level performance, the applicable individual’s performance, the amount of equity previously awarded to the individual, the vesting of such awards and the recommendations of management.

Grants of discretionary equity awards, including those to executives, would be approved by our board of directors and would generally be granted based on the fair market value of our common stock. Our board of directors has not previously granted discretionary equity awards and did not make discretion equity award during 2007.

Benefits and Other Compensation

Under the terms of their employment contracts, our named executive officers are permitted to participate in such health care, disability insurance and other employee benefits plans as may be in effect with the Company from time to time to the extent the executive is eligible under the terms of those plans.

For example, under the terms of their respective employment agreements Mr. Kudabayev and Mr. Bitenov are allowed to participate in such pension, profit sharing, bonus, life insurance, hospitalization, major medical and other employee benefit plans that may be in effect from time to time and to the extent he is eligible to participate under the terms of the particular plan. They are each also entitled to 28 days of paid vacation per year.

During the year we paid rent for housing for Mr. Cherdabayev in the amount of $16,000 and for Mr. Kassymkhanuly in the amount of $24,339. The employment agreements of our other named executive officers do not provide a housing allowance.

Under all of our employment agreements we agree to pay all income and social taxes and dues under applicable laws of Kazakhstan for our named executive officers including income and social taxes and government pension fund payments. This does not include the officer’s home base income or other taxes in the case of expatriates.

Income Tax

As is the custom in Kazakhstan, we pay the income taxes of our employees, including the named executive officers. The income tax rate for individuals in Kazakhstan for is currently 10%.

Social Tax

We make payments of mandatory Kazakhstani social taxes, which typically range between 7% and 20% of an employee’s wages. These costs are recorded in the period when they are incurred and presented as salary related tax expense in the income statement.

Summary Compensation Table

The table below summarizes compensation paid to or earned by our Chief Executive Officer, our Chief Financial Officer and our other most highly compensated officers, who we refer to collectively as our “named executive officers.”

Name and Principal Position	Year	Salary	Stock Awards(8)	All Other Compensation	Total

Marat Cherdabayev (1)	2007	$ 55,000	$ (54,830)(2)	$56,343	$111,343
Former CEO and President	2006	$119,000	$ 54,830(2)	$77,038	$250,868
	2005(5)	$110,000	$-0-	$ -0-	$110,000

Yermek Kudabayev(3)	2007	$155,000	$332,650	$72,493	$560,143
CEO, President and former CFO	2006	$ 90,000	$ 31,089	$40,555	$161,644

Zhassulan Bitenov(4)	2007	$ -0-	$ -0-	$ -0-	$ -0-
CFO

Dossan Kassymkhanuly(5)	2007	$ 91,300	$ -0-	$53,411	$144,711
Vice-President

Nurlan Tajibayev(6)	2007	$ 60,000	$124,615	$22,800	$207,415
Vice-President of Metallurgy	2006	$ 35,000	$ 24,923	$15,957	$ 75,880

Aleksandr Rassokhin(7)	2007	$ 60,000	$ 56,035	$23,366	$139,401
Vice-President of Geology	2006	$ 20,000	$ 11,207	$ 9,728	$ 40,935

(1)

Mr. Cherdabayev served as the Chief Executive Officer and President from May 2005 to June 2007. On October 20, 2006, Mr. Cherdabayev was granted 421,772 shares with the following vesting terms: 105,443 shares in October 2007; 105,443 shares in October 2008 and 210,886 shares in October 2009. In June 2007 Mr. Cherdabayev resigned as an officer and director of the Company prior to the vesting of any of his restricted stock grants. In accordance with the terms of his restricted stock grant, the entire grant was forfeited back to the Company upon his resignation.

(2)	In 2006 we recognized deferred compensation expense associated with Mr. Cherdabayev’s stock grant of $54,830. In 2007, when the stock grant was forfeited back to the Company we reversed the expense.

(3)

Mr. Kudabayev served as the Chief Financial Officer from April 2006 to December 2007. Mr. Kudabayev has served as the Chief Executive Officer and President, initially on an interim basis since June 2007. His employment agreement was amended in March 2008, with effect from June 1, 2007, to reflect his new responsibilities. The amended employment agreement provides for an annual salary of $180,000 net of taxes. On October 20, 2006, with amendments made on March 25, 2008, Mr. Kudabayev was granted 421,772 shares, which vest as follows: 95,857 shares vested in April 2007; 115,029 shares vested in April 2008. The final 210,886 shares will vest in April 2009 provided the Company timely files its reports with U.S. Securities and Exchange Commission. Mr. Kudabayev forfeits any unvested grants at the time his employment with the Company terminates.

(4)

Mr. Bitenov joined the Company and was named Chief Financial Officer of the Company in January 2008. Subsequent to the fiscal year end, on March 25, 2008, the board of directors Mr. Bitenov was granted a restricted stock grant of 383,429 shares, which vest as follows: 98,857 shares on January 3, 2009, 95,857 shares on January 3, 2010 and 191,715 shares on January 3, 2011. Vesting of Mr. Bitenov’s stock grants is contingent upon the Company timely filing its reports with the U.S. Securities and Exchange Commission during each fiscal year. Mr. Bitenov forfeits any unvested grants at the time his employment with the Company terminates.

(5)

Mr. Kassymkhanuly has served as a member of the board of directors and Vice-President of the Company since August 2007. Mr. Kassymkhanuly also served as a member of the board of directors of Bekem Metals, Inc. from August 2005 to October 2006.

(6)

Mr. Tajibayev has served as a member of the board of directors and Vice-President of Metallurgy since October 2006. On October 20, 2006, with amendments made on March 25, 2008, Mr. Tajibayev was granted 191,715 shares, which vest as follows: 47,292 shares vested in October 2007 provided that the Company met the deadlines for the pilot plant construction, 47,292 shares will vest in October 2008 provided the Company starts construction of the processing plant by October, 2008, and the final 95,857 shares will vest in October 2009 conditioned upon the Company having commenced commercial operations. Mr. Tajibayev forfeits any unvested grants at the time his employment with the Company terminates.

(7)

Mr. Rassokhin has served as a vice-president on geology from December 2007. On October 20, 2006, Mr. Rassokhin was granted 86,207 shares, which vest as follows: 21,552 shares vested in October 2007 provided that the Company timely performed the drilling work program requirements as dictated by the MEMR, 21,552 shares will vest in October 2008 provided the Company timely performs the drilling work program requirements as dictated by the MEMR, and the final 43,103 shares will vest in October 2009 conditioned upon the Company having commenced commercial operations. Mr. Rassokhin forfeits any unvested grants at the time his employment with the Company terminates.

(8)

Represents the dollar amount recognized for financial statement reporting purposes in accordance with FAS 123(R) with respect to restricted stock grants awarded on October 20, 2006. The restricted stock grants were valued at $1.95 per share, which represented the closing market price for our common stock on the date of grant.

All Other Compensation

The table below provides additional information regarding “all other compensation” awarded to the named executive officers as disclosed in the “All Other Compensation” column of the “Summary Compensation Table” above.

Name	Year	Income Tax	Social Tax	Medical Insurance	Pension Fund	Rent	Total

Marat Cherdabayev	2007	$ 20,648	$ 16,655	$ -0-	$ 3,040	$ 16,000	$ 56,343
	2006	21,289	10,857	3,596	5,296	36,000	77,038

Yermek Kudabayev	2007	35,713	27,240	2,244	7,296	-0-	72,493
	2006	22,175	10,087	3,947	4,346	-0-	40,555

Dossan Kassumkhanuly	2007	10,645	9,089	2,244	7,094	24,339	53,411

Nurlan Tajibayev	2007	7,068	7,189	1,247	7,296	-0-	22,800
	2006	5,854	4,663	1,637	3,803	-0-	15,957

Aleksandr Rassokhin	2007	7,401	7,422	1,247	7,296	-0-	23,366
	2006	4,309	2,384	861	2,173	-0-	9,728

Annual Base Salary

The following table discloses the annual salary set forth in the employment agreement of each of the individual named executive officers for fiscal 2008.

Name	Annual Salary(1)

Yermek Kudabayev	$180,000
Zhassulan Bitenov	$108,000
Dossan Kassymkhanuly	$120,000
Nurlan Tajibayev	$ 60,000
Aleksandr Rassokin	$ 60,000

(1)	Annual salary is net of all taxes and dues required under applicable laws of the Republic of Kazakhstan, which is the responsibility of the Company.

As discussed above, our employment agreements provide for an annual salary. Base salary may be increased from time to time with the approval of the board of directors. Base salary may not be decreased without the written consent of the named executive officer. The agreements provide for statutory requirements related to the rights of employees, base salary, payment of income and social taxes and pension fund obligations.

Grants of Plan-Based Awards Table for Fiscal Year 2007

No grants of any plan-based awards were made to any of the named executive officers during the 2007 fiscal year.

Outstanding Equity Awards at Fiscal Year End 2007

None of the named executive officers held unexercised stock options at December 31, 2007. The following table sets forth information concerning all unvested restricted stock grants and equity incentive plan awards for each of the named executive officers as of December 31, 2007.

Stock Awards
Name	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Yermek Kudabayev(1)	287,572(2)	575,144 (3)
Marat Cherdabayev(1)	-0-(4)	-0-
Zhassulan Bitenov	-0-	-0-
Dossan Kassymkhanuly	-0-	-0-
Nurlan Tajibayev(1)	143,786(5)	287,572(3)
Aleksandr Rassokhin(1)	64,655(6)	129,310(3)

(1)

On October 20, 2006, our board of directors awarded restricted stock grants to the following individuals in the following amounts: i) Yermek Kudabayev – 383,429 shares; ii) Marat Cherdabayev – 421,772 shares; iii) Nurlan Tajibayev – 191,715 shares; and iv) Aleksandr Rassokhin – 86,207 shares. These restricted stock grants were made under the Company’s 2003 Stock Option Plan made under the Company’s 2003 Stock Option Plan. Vesting of the awards was to occur over a period of three years and is contingent upon performance based metrics as described in more detail below. Any unvested shares at the time such individual’s employment with the Company ceases, for any reason, shall be forfeited back to the Company. All shares underlying the awards were issued at the time of grant and are being held in escrow by the Company subject to the vesting schedule placed on the grant. The grant holders have the right to vote the shares, receive dividends and enjoy all other rights of ownership over the entire grant amount, except for the right to dispose of or otherwise encumber the shares prior to satisfying the applicable vesting requirement.

(2)

Mr. Kudabayev’s restricted stock award vests as follows: 95,857 shares vested in April 2007; 95,857 shares vest in April 2008 and the final 191,715 shares will vest in April 2009 provided that the Company timely files its reports with U.S. Securities and Exchange Commission during each year. Subsequent to the year end, in March 2008 the board of directors voted to increase Mr. Kudabayev’s restricted stock grant to an aggregate of 421,772 shares, with the additional shares vesting 50% in April 2008 and 50% in April 2009.

(3)

The market value of the unearned shares is computed by multiplying the closing market price of the Company’s stock at the end of the last completed fiscal year ($2.00 per share) by the number of unearned shares that have not vested.

(4)

In June 2007 Mr. Cherdabayev resigned as an officer and director of the Company prior to the vesting of any of his restricted stock grants. In accordance with the terms of his restricted stock grant, the entire grant was forfeited back to the Company upon his resignation.

(5)

Mr. Tajibayev’s restricted stock award vests as follows: 47,929 shares vested in October 2007; 47,929 shares will vest in October 2008 provided that the Company begins construction of a processing plant by October 2007 and the final 95,857 shares will vest in October 2009 provided that the Company has commenced commercial operations by October 2009.

(6)

Mr. Rassokhin’s restricted stock award vests as follows: 21,552 shares vested in October 2007; 21,552 shares will vest in October 2008 and the final 43,103 shares will vest in October 2009 provided that each year the Company timely completes the annual drilling requirements associated with its annual work program and that the Company has commenced commercial operations by October 2009.

Option Exercises and Stock Vested for Fiscal Year 2007

None of the named executive officers exercised options during the 2007 fiscal year. The following table sets forth the number of restricted stock awards that vested to our named executive officer during fiscal 2007 and the aggregate dollar amount realized by our named executive officer on vesting.

Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Yermek Kudabayev	95,857(1)	164,874(2)
Marat Cherdabayev	-0-(3)	-0-
Zhassulan Bitenov	-0-	-0-
Dossan Kassymkhanuly	-0-	-0-
Nurlan Tajibayev	47,929(4)	50,325(2)
Aleksandr Rassokhin	21,552(5)	22,630(2)

(1)	As noted above, 95,857 shares of the restricted stock grant awarded to Mr. Kudabayev on October 20, 2006 vested on April 7, 2007.

(2)

The value realized on vesting is computed by multiplying the number of shares of stock by the market value of the underlying shares on the vesting date. The closing market price of our common stock on April 7, 2007 was $1.72 per share. The market price of our common stock on October 20, 2007 was $1.05 per share.

(3)

As noted above, Mr. Cherdabayev resigned as his positions and an officer of the Company prior to the vesting of any portion of his restricted stock grant. Therefore, his entire restricted stock grant reverted back to the Company.

(4)	As noted above, 47,929 shares of the restricted stock grant awarded to Mr. Tajibayev on October 20, 2006 vested on October 20, 2007.

(5)	As noted above, 21,552 shares of the restricted stock grant awarded to Mr. Rassokhin on October 20, 2006 vested on October 20, 2007.

Pension Benefits

In accordance with the legislative requirements of the Republic of Kazakhstan during 2007 we paid government mandated pension fund payments for each of the named executive officers, excluding Mr. Bitenov who did not commence employment with the Company until January 2008. We do not have any other liabilities related to any supplementary pensions, post retirement health care, insurance benefits or retirement indemnities for any of the named executive officers.

We offer no pension or other specified retirement payments or benefits, including but not limited to tax-qualified deferred benefit plans and supplemental executive retirement plans to its named executive officers.

Nonqualified Deferred Compensation

We offer no defined contribution or other plan that provide for the deferral of compensation on a basis that is not tax-qualified to any of our employees including the named executive officers.

Potential Payments upon Termination or Change-in-Control

Termination of Employment Agreements

With the exception of the employment agreements of Mr. Kudabayev and Mr. Bitenov, none of the other named executive officers employment agreements provide for potential payments upon the termination of their employment.

Should the Company terminate the employment agreements of Mr. Kudabayev or Mr. Bitenov for good reason, they shall be entitled to salary for the month in which he is terminated and for the succeeding three calendar months. An additional month will be added up to a maximum of twelve months for each year of completed service beginning after two full years of service. This amount may be reduced in the event Mr. Kudabayev or Mr. Bitenov obtains new employment prior to the completion of the payment period. If he is terminated for cause he shall only be entitled to compensation through the date of termination. If he is terminated for disability he shall be compensated for the remainder of the month and for three succeeding months or until disability insurance benefits commence. If employment is terminated because of death he shall be entitled to compensation through the end of the calendar month in which his death occurs. The phrase “for good reason” means any of the following: (a) the Company’s material breach of the employment agreement; (b) the assignment of the Executive without his consent to a position, responsibilities, or duties of a materially lesser status or degree of responsibility than his position, responsibilities, or duties; or (c) the relocation of the Company’s principal executive offices outside the Kazakhstan area; or (d) the requirement by the Company that the Executive be based anywhere other than the Company’s principal executive offices, in either case without the Executive’s consent.

Change-in-Control

None of the employment agreements of our named executive officers provide for potential payouts or other change in control benefits.

Compensation of Directors

We offer cash compensation to attract and retain candidates to serve on our board of directors. We do not compensate directors who are also our employees for their service on our board of directors. Therefore, Mr. Kudabayev, Mr. Kassymkhanuly and Mr. Tajibaev did not receive any compensation for their service on our board of directors.

      Meeting Fees

Members of the board of directors who are not also employees of the Company or one of its subsidiaries are paid a $16,000 stipend per year, payable quarterly. Non-employee directors are also paid $1,000 for each board meeting attended in person plus reimbursement for travel expenses.

Equity Compensation

We do not currently have a fixed plan for the award of equity compensation to our non-employee directors.

Director Compensation Table

The following table sets forth a summary of the compensation we paid to our directors for services on our board during our 2007 fiscal year.

Name	Fees Earned or Paid in Cash ($)	All Other Compensation ($)	Total ($)

Timothy Adair	$16,000	$500(1)	$16,500
James Kohler	$16,000	$500(1)	$16,500
Valery Tolkachev	$16,000	-0-	$16,000
Nurlan Tajibaev(1)	-0-	-0-	-0-
Yermek Kudabayev(1)	-0-	-0-	-0-
Dossan Kassymkhanuly(1)	-0-	-0-	-0-

(1)	Represents compensation for in person attendance at board meetings held in Almaty, Kazakhstan.

(2)	In addition to being directors Mr. Kudabayev, Mr. Tajibaev and Mr. Kasymkhanuly are also Company employees, and therefore do not qualify for compensation as non-employee directors.

Compensation Committee Interlocks and Insider Participation

We do not currently have a standing Compensation Committee, rather our entire board of directors participates in deliberations concerning executive officer compensation. Yermek Kudabayev, Dossan Kassymkhanuly and Nurlan Tajibaev, members of our board of directors, are currently or have previously been officers of the Company or one or more of its subsidiaries.

Board of Directors Report

The board of directors has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the board of directors recommended that this Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

BOARD OF DIRECTORS

Yermek Kudabayev
Dossan Kassymkhanuly
Nurlan Tajibaev
Timothy Adair
James Kohler
Valery Tolkachev

Item 12.	Security Ownership of Certain Beneficial Owners and Managment and Related Stockholder Matters

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

The following table sets forth as of April 7, 2008 the name and the number of shares of our common stock, par value of $0.001 per share, held of record or beneficially by each person who held of record, or was known by us to own beneficially, more than 5% of the 125,172,011 issued and outstanding shares of our common stock, and the name and shareholdings of each director and of all officers and directors as group.

Type of Security	Name and Address	Amount & Nature of Beneficial Ownership	% of Class

Common	Hsuih Chi Hun(1)	36,306,120	29%
	1/F., Chap Biu Building
	Tai Po Market, 15 On Fu Road
	New Territories, Hong Kong, S.A.R.
	China

Common	Brisa Equities Corporation(1)	21,000,000	17%
	1020 East 900 South
	Bountiful, Utah 84010

Common	Central Asian Metals, Inc.(2)	15,504,408	12%
	P.O. Box 5251
	CH 6901
	Lugano, Switzerland

Common	GLG Emerging Markets Fund(3)	28,000,000	21%
	c/o GLG Partnership
	One Curzon Street
	London W1J 5HB

Common	Jamestown Financial, Inc. (4)	21,093,880	17%
	Akara Building, 24 de Castro St.
	Wickhams Cay I, PO Box 36
	Road Town, Tortola, BVI

Common	Yermek Kudabayev(5) (6)	421,772	*
	170 Tchaikovsky Street
	4th Floor
	Almaty, Kazakhstan 050000

Common	Zhassulan Bitenov(5) (6)	383,429	*
	170 Tchaikovsky Street
	4th Floor
	Almaty, Kazakhstan 050000

Common	Nurlan Tajibaev (5) (6)	191,715	*
	170 Tchaikovsky Street
	4th Floor
	Almaty, Kazakhstan 050000

Common	Dossan Kassymkhanuly (6)	-0-	*
170 Tchaikovsky Street
4th Floor
Almaty, Kazakhstan 050000

Common	James Kohler (6)	-0-	*
2011 Maple View Drive
Bountiful, Utah 84101

Common	Timothy Adair (6)	-0-	*
5062 W. Amelia Earhart Drive
Salt Lake City, Utah 84116

Common	Valery Tolkachev (6)	-0-	*
27 Pokrovka St., Bldg.6
Moscow, Russia 105062

Officers, Directors and Nominees		996,376	*
as a Group: (7 persons)

* Less than 1%.

(1)

Mr. Hsuih Chi Hun owns no shares in his own name. However, he maintains voting and investment control over 21,000,000 shares held of record by Brisa Equities, Inc., as well as 5,110,200 shares held of record by Landsgate Marketing Limited, 5,097,960 shares held of record by Comodidad y Fantasia en Tierra, S.A. and 5,097,960 shares held of record by Las Tierras del Deleite, S.A., and therefore may be deemed to be the beneficial owner of the shares held by these entities.

(2)

Brilliance Investments Ltd., as trustee, maintains the voting and investment control over the 15,504,408 shares held of record by Central Asian Metals, Inc., and therefore, may be deemed to be the beneficial owner of the shares held by that entity.

(3)	Includes 21,000,000 shares held of record and an immediately exercisable warrant to purchase up to an additional 7,000,000 common shares at a price of $2.00 per share.

(4)

Jamestown Financial, Inc. is a wholly-owned subsidiary of Stockton Properties Ltd. As the parent company of Jamestown Financial, Inc., Stockton Properties Ltd. may be deemed to have voting and investment power over the shares held of record by Jamestown Financial and therefore may be deemed to be the beneficial owner of the shares held by that entity.

(5)

On October 20, 2006 our board of directors awarded a restricted stock grant to Mr. Kudabayev in the amount of 383,429 shares and to Mr. Tajibaev in the amount of 191,715 shares. On March 25, 2008 the board of directors increased Mr. Kudabayev’s restricted stock grant by an additional 38,343 shares and awarded a restricted stock grant to Mr. Bitenov. As of the date of this report 210,886 shares of Mr. Kudabayev award had vested, 47,929 shares of Mr. Tajibaev’s award had vested and none of Mr. Bitenov’s award had vested. The awards vest over a period of three years. The shares have been issued and are outstanding and are being held in escrow by the Company subject to the applicable vesting schedule for each grant. The grantees have the right to vote the shares, receive dividends and enjoy all other rights of ownership over the entire grant amount from the grant date, except for investment control of the shares, which will not pass to these individuals until the shares vest. Shares will vest to the grantee only if the grantee is employed by the Company on the applicable vesting date. Any unvested shares at the time a grantee’s employment with the Company ceases, for any reason, shall be forfeited back to the Company. For additional information regarding vesting dates and conditions see the section entitled “Securities Authorized for Issuance Under Equity Compensation Plans” contained in Item 5. “Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities” of this report.

(6)

Mr. Kudabayev, Mr. Bitenov, Mr. Tajibaev and Mr. Kassymkhanuly are officers of the Company. Mr. Kudabayev, Mr. Tajibaev, Mr. Kassymkhanuly, Mr. Kohler, Mr. Adair and Mr. Tolkachev are directors of the Company.

Change in Control

To the knowledge of the management, there are no present arrangements or pledges of our securities that may result in a change in control of the Company.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

The Company did not engage in any transaction during the past fiscal year that involved an amount in excess of $120,000 or 1% of our average total assets in which any related party had a direct or indirect material interest.

Director Independence

Our board of directors has determined that the following directors are “independent directors” as defined in Section 121 of the American Stock Exchange Company Guide: Timothy Adair, James Kohler and Valery Tolkachev. Such independence definition includes a series of objective tests, including that the director is not an employee of the Company and has not engaged in various types of business dealings with the Company. In addition, as further required by the American Stock Exchange listing standards, the board of directors has made a subjective determination as to each independent director that no relationships exist which, in the opinion of the board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Item 14.	Principal Accountant Fees and Services

Hansen, Barnett and Maxwell, P.C. served as the Company’s independent registered public accounting firm for the years ended December 31, 2007 and 2006 and is expected to serve in that capacity for the current year. Principal accounting fees for professional services rendered for us by Hansen, Barnett & Maxwell, P.C. for the years ended December 31, 2007 and 2006, are summarized as follows:

	2007	2006
Audit	$133,735	$86,074
Tax	2,595	2,000
All other	-	-
Total	$136,330	$88,074

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

Item 15.	Exhibits and Financial Statement Schedules

The following exhibits are included as part of this report:

Exhibit 21.1	List of Subsidiaries

Exhibit 31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf, thereunto duly authorized.

BEKEM METALS, INC.

Date: April 14, 2008	/s/ Yermek Kudabayev
Yermek Kudabayev
Chief Executive Officer

Date: April 14, 2008	/s/ Zhassulan Bitenov
Zhassulan Bitenov
Chief Financial Officer

Date: April 14, 2008	/s/ James Kohler
James Kohler
Director

Date: April 14, 2008	/s/ Timothy Adair
Timothy Adair
Director

Date: April 14, 2008	/s/ Nurlan Tajibayev
Nurlan Tajibayev
Director

Date: April 14, 2008	/s/ Dossan Kassymkhanuly
Dossan Kassymkhanuly
Director

Date: April 14, 2008	/s/ Valery Tolkachev
Valery Tolkachev
Director

BEKEM METALS, INC. AND SUBSIDIARIES

(An Exploration Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

AND

FINANCIAL STATEMENTS

December 31, 2007 and 2006

HANSEN, BARNETT & MAXWELL, P.C.

A Professional Corporation

CERTIFIED PUBLIC ACCOUNTANTS

BEKEM METALS, INC. AND SUBSIDIARIES

(An Exploration Stage Company)

TABLE OF CONTENTS

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Financial Statements:

Consolidated Balance Sheets – December 31, 2007 and 2006	F-3

Consolidated Statements of Operations for the years ended	F-4
December 31, 2007 and 2006, and for the period from March 5,
2004 (Date of Inception) through December 31, 2007

Consolidated Statements of Shareholders’ Equity for the years ended	F-5
December 31, 2007 and 2006, and for the period from March 5,
2004 (Date of Inception) through December 31, 2007

Consolidated Statements of Cash Flows for the years ended	F-6
December 31, 2007 and 2006, and for the period from March 5,
2004 (Date of Inception) through December 31, 2007

Notes to Consolidated Financial Statements	F-7

Hansen, Barnett & Maxwell, P.C.	Registered with the Public Company
A Professional Corporation	Accounting Oversight Board
CERTIFIED PUBLIC ACCOUNTANTS
AND	An independent member of
BUSINESS CONSULTANTS	BAKER TILLY
5 Triad Center, Suite 750	INTERNATIONAL
Salt Lake City, UT 84180-1128
Phone: (801) 532-2200
Fax: (801) 532-7944
www.hbmcpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Shareholders

Bekem Metals, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Bekem Metals, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for the years ended December 31, 2007 and 2006, and for the period from March 5, 2004 (Date of Inception) through December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bekem Metals, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006, and for the period from March 5, 2004 (Date of Inception) through December 31, 2007 in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s limited operating history, operating losses and negative cash flows from operations, and dependence upon debt or equity infusions to meet its work program requirements under certain government mineral licenses, raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Salt Lake City, Utah

April 12, 2008

BEKEM METALS, INC. AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

December 31,	2007	2006

ASSETS

Current Assets
Cash	$ 756,943	$ 8,583,680
Trade accounts receivable	4,048	2,776
VAT recoverable	269,087	186,915
Inventories	287,240	185,063
Prepaid expenses and other current assets	118,847	139,293
Deferred compensation	483,766	757,920
Total Current Assets	1,919,931	9,855,647

Property, plant and mineral interests (net of accumulated
depreciation of $416,773 and $144,030)	14,226,359	13,870,563
Non-current deferred compensation	225,351	1,202,587
Other assets	78,996	169,130

Total Assets	$ 16,450,637	$ 25,097,927

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$ 423,776	$ 530,665
Accrued expenses	237,142	274,739
Advances received	257,689	-
Due to related party	791	9,644
Total Current Liabilities	919,398	815,048

Deferred tax liabilities	-	433,645
Asset retirement obligation	1,039,048	951,355
Total Liabilities	1,958,446	2,200,048

Commitments and Contingencies	-	-

Shareholders' Equity
Preferred stock; $0.001 par value, 20,000,000 shares
authorized, no shares outstanding	-	-
Common stock; $0.001 par value, 150,000,000 shares authorized,
and 124,750,239 and 125,172,011 shares issued and outstanding	124,750	125,172
Additional paid-in capital	28,203,239	29,025,272
Accumulated deficit	(14,923,899)	(6,222,349)
Accumulated other comprehensive gain (loss)	1,088,101	(30,216)
Total Shareholders' Equity	14,492,191	22,897,879

Total Liabilities and Shareholders' Equity	$ 16,450,637	$ 25,097,927

The accompanying notes are an integral part of these financial statements.

BEKEM METALS, INC. AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

			For the Period from
			March 5, 2004
	For the Years Ended		(Date of Inception)
	December 31,		through
	2007	2006	December 31, 2007

Revenue	$ -	$ -	$ -

Operating Expenses
General and administrative expenses	4,268,793	3,136,715	8,523,165
Research and development costs	296,070	389,507	1,088,238
Exploratory costs	4,186,235	1,470,247	6,353,978
Accretion expense on asset retirement obligations	79,288	72,865	212,785
Grant compensation expense	428,935	151,583	580,518

Total Operating Expenses	9,259,321	5,220,917	16,758,684

Loss From Operations	(9,259,321)	(5,220,917)	(16,758,684)

Other Income (Expense)
Interest income	324,976	85,337	410,313
Other income	97,391	2,371	119,252
Interest expense	(1,018)	(1,382,972)	(1,677,441)
Translation adjustment	(255,752)	(32,572)	(250,134)
Exchange loss	(64,280)	(174,278)	(299,014)

Net Other Expense	101,317	(1,502,114)	(1,697,024)

Net Loss Before Minority Interest and Taxes	(9,158,004)	(6,723,031)	(18,455,708)
Deferred tax benefit	456,454	2,016,909	3,390,601
Loss attributed to minority interest	-	-	141,208

Net Loss	$ (8,701,550)	$ (4,706,122)	$ (14,923,899)

Basic Loss per Common Share	$ (0.07)	$ (0.04)
Weighted-Average Shares used in
Basic Loss per Common Share	124,958,236	111,480,627

The accompanying notes are an integral part of these financial statements.

BEKEM METALS, INC. AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM MARCH 5, 2004 (DATE OF INCEPTION)
THROUGH DECEMBER 31, 2007

				Accumulated
				Other		Total
	Common Shares		Additional	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Paid-in Capital	Gain (Loss)	Deficit	Equity (Deficit)
Balance - March 5, 2004
(Date of inception)		$ -	$ -	$ -	$ -	$ -
Shares issued for cash, August 12, 2004	8,400,000	8,400	174,274	-	-	182,674
Shares issued for 60% interest in
Kaznickel, November 19, 2004,
$0.02 per share	12,600,000	12,600	(12,600)	-	-	-
Net loss for period		-	-	-	(245,090)	(245,090)
Balance, December 31, 2004	21,000,000	$ 21,000	$ 161,674	$ -	$ (245,090)	$ (62,416)

Net loss for period					(1,271,137)	(1,271,137)
Cumulative translation adjustment				(17,293)		(17,293)
Comprehensive Loss						$ (1,350,846)

Minority interest shares issued in
acquisition of EMPS Research
Corporation, January 24, 2005	-	-	(11,706)	-	-	(11,706)
Shares issued for cash, August 8, 2005	61,200,000	61,200	38,800	-	-	100,000
Shares issued for the acquisition of
the minority interests of Bekem Metals,
Inc., October 24, 2005	17,888,888	17,889	327,111	-	-	345,000
Balance, December 31, 2005	100,088,888	$ 100,089	$ 515,879	$ (17,293)	$ (1,516,227)	$ (917,552)

Net loss for period					(4,706,122)	(4,706,122)
Cumulative translation adjustment				(12,923)		(12,923)
Comprehensive Loss						$ (5,636,597)

Shares issued for cash, July 14, 2006 -
net of fees of 1,577,614	24,000,000	24,000	26,398,386	-	-	26,422,386
Issue of Stock grants at 1.95 per share on
October 20, 2006	1,083,123	1,083	2,111,007	-	-	2,112,090
Balance, December 31, 2006	125,172,011	$ 125,172	$ 29,025,272	$ (30,216)	$ (6,222,349)	$ 22,897,879

Net loss for period					(8,701,550)	(8,701,550)
Cumulative translation adjustment				1,118,317		1,118,317
Comprehensive Loss						$ 15,314,646

Shares resigned, June 30, 2007	(421,772)	(422)	(822,033)	-	-	(822,455)
Balance, December 31, 2007	124,750,239	$ 124,750	$ 28,203,239	$ 1,088,101	$ (14,923,899)	$ 14,492,191

The accompanying notes are an integral part of these financial statements.

BEKEM METALS, INC. AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
			For the Period from
			March 5, 2004
	For the Years Ended		(Date of Inception)
	December 31,		through
	2007	2006	December 31, 2007

Cash Flows from Operating Activities
Net loss	$ (8,701,550)	$ (4,706,122)	$ (14,923,899)
Adjustments to reconcile net loss to
net cash provided by operating activities:
Depreciation and amortization	318,660	117,502	485,793
Accretion expense on asset retirement obligations	79,288	72,865	228,854
Interest expense from debt discount	-	855,970	963,231
Shares issued on option modification	-	-	19,426
Deferred tax benefit	(456,454)	(2,016,909)	(3,390,601)
Foreign currency exchange loss (gain) and translation adjustment	398,461	(142,795)	195,210
Purchased exploration costs	-	-	251,286
Impairment loss on property, plant and equipment	1,043,720	-	1,043,720
Stock grant compensation expense	428,935	151,583	580,518
Loss on disposal of property and equipment	8,801	58,928	67,729
Loss recognized on minority shareholders' interest	-	-	(141,208)
Change in operating assets and liabilities:			-
Trade accounts receivable	(1,165)	16,983	7,803
Inventories	(90,403)	47,985	(12,019)
VAT recoverable	(73,065)	(122,498)	(195,563)
Prepaid expenses and other current assets	(27,031)	(29,040)	53,948
Accounts payable	(116,060)	88,129	105,907
Accrued expenses	34,675	(9,976)	(52,535)
Advances received	252,958	-	252,958
Net Cash From Operating Activities	(6,900,230)	(5,617,395)	(14,459,442)

Cash Flows from Investing Activities
Purchase of property and equipment	(1,056,041)	(2,577,696)	(3,674,478)
Purchase of intangible assets	(7,613)	(57,480)	(65,093)
Proceeds from disposal of property and equipment	10,608	22,941	33,549
Restricted cash	100,000	(100,000)	-
Notes receivable	-	(56,983)	(56,983)
Change in related party receivables / payables	-	46,930	(152,180)
Cash acquired in acquisitions	-	-	50,475
Net Cash From Investing Activities	(953,046)	(2,722,288)	(3,864,710)

Cash Flows from Financing Activities
Proceeds from notes payable	-	1,996,731	14,706,914
Payments on notes payable	-	(7,870,993)	(22,745,753)
Proceeds from notes payable - related parties	-	251,900	4,326,912
Payments on notes payable - related parties	-	(4,326,912)	(4,326,912)
Issuance of shares for cash	-	26,422,386	26,728,842
Net Cash From Financing Activities	-	16,473,112	18,690,003

Effect of Exchange Rate Changes on Cash	26,539	360,885	391,092

Net Increase (Decrease) in Cash	(7,826,737)	8,494,314	756,943
Cash at Beginning of Period	8,583,680	89,366	-
Cash at End of Period	$ 756,943	$ 8,583,680	$ 756,943

The accompanying notes are an integral part of these financial statements.

BEKEM METALS, INC. AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 1 – BASIS OF PRESENTATION, NATURE OF BUSINESS, AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Bekem Metals, Inc. (“BMI”, “Bekem” or the “Company”) and its wholly owned subsidiaries Kazakh Metals, Inc. (“KMI”), Kyzyl Kain Mamyt LLP (“KKM”), Condesa Pacific, S.A. (“Condesa”) and Kaznickel, LLP (“Kaznickel”). Intercompany accounts and transactions have been eliminated in consolidation. The results of operations of the previously separate KMI and BMI were combined for all periods prior to the acquisition (as further explained below), with recognition of the minority interest in BMI, and the operations of BMI and KMI are consolidated from October 24, 2005.

On October 24, 2005, Bekem Metals, Inc. entered into an Acquisition Agreement with Kazakh Metals, Inc., a British Virgin Islands international business company, under which BMI acquired 100% of the outstanding common shares of KMI in exchange for the issuance of 61,200,000 common shares.

The KMI shareholders received 61.1% of the BMI common stock outstanding after the transaction and therefore KMI was considered the acquirer for financial reporting purposes. Accordingly, the accompanying financial statements include financial statements of KMI for all periods presented.

Brisa Equities Corporation, a British Virgin Islands holding company (“Brisa”), together with other entities its owners control, was the controlling shareholder of KMI and was also the controlling shareholder of BMI. Accordingly, the transaction was considered to be between entities under common control and did not result in a change in control of BMI. Following the transaction, entities over which the controlling shareholder maintained voting and investment control held 51,600,000 BMI common shares, which represented 51.5% of the 100,088,888 outstanding common shares.

The acquisition of the portion of the net liabilities of BMI relating to the common shares owned by the controlling shareholder was recorded at historical cost of ($161,998). The acquisition of the common shares of BMI purchased from the minority shareholders of BMI were recorded at $345,000, which was the estimated fair value of those shares on the date of acquisition. KMI accounted for the purchase of BMI similar to a pooling.

Bekem Metals, Inc. – The consolidated financial statements include the accounts of Condesa and Kaznickel, since the date of its acquisition by Condesa, and the accounts of BMI since its acquisition by Condesa. Condesa was incorporated under the laws of the British Virgin Islands on March 5, 2004. Condesa acquired BMI in a reverse acquisition, on January 28, 2005. On July 24, 2006, Condesa transferred its interest in Kaznickel to Bekem, making Kaznickel a wholly-owned subsidiary of Bekem. On September 30, 2006, Bekem sold Condesa to a third party for a nominal value. Condesa is included in the consolidated financial statements from the date of acquisition to the date of disposal.

Kazakh Metals, Inc. – The consolidated financial statements also include the accounts of KMI and its wholly-owned subsidiary, KKM, which it acquired on June 1, 2005, in a purchase business combination.

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
DECEMBER 31, 2007 AND 2006

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

Nature of Business

The Company is engaged in the exploration of mineral resource properties. Kaznickel owns the right to the Gornostayevskoye (“Gornostai”) nickel and cobalt deposit located in the East Kazakhstan Oblast in northeast Kazakhstan. The license is for exploration and production of cobalt and nickel ores and is valid through February 26, 2026 providing commercial discoveries are made before the end of the exploration period.

In January 2008, Kaznickel agreed with the Expert Committee of the Ministry of Energy and Minerals Resources (“MEMR”) of the Republic of Kazakhstan to an extension of the exploration period to February 2010. Currently, Kaznickel is in the process of signing the addendum to the subsoil use contract to reflect these changes. Upon discovery of commercially producible nickel and/or cobalt reserves, the Company may notify the MEMR and convert from exploration stage to commercial production stage. If the Company makes no commercial discoveries before the end of the exploration period, as extended, the rights to the territory will revert back to the Republic of Kazakhstan. Upon completion of exploration, the Company will return to the Republic of Kazakhstan the rights to all areas within the licensed territory wherein no commercial discoveries of nickel and/or cobalt were made. When the Company completes exploration of the Gornostai deposit, assuming that commercial discoveries are made, the Company will apply to the MEMR to move to commercial production.

KKM holds exploration and production licenses from the government of Kazakhstan to a 575,756 acre parcel, located approximately 130 kilometers northwest of Aktobe, Kazakhstan. This deposit is referred to as the Kempirsai deposit. The licenses grant KKM the right to explore for and produce nickel and cobalt from deposits located within the territory through October 12, 2011, which may be extended upon agreement between KKM and the MEMR. KKM also holds a license to explore for and produce Mamyt brown coal from a deposit located within 40 kilometers of its cobalt and nickel deposit. This license expires on December 11, 2018 with further possible extensions. Because the Company does not have a reserve estimate for its deposits that conforms to the standards of Industry Guide 7 issued by the U.S. Securities and Exchange Commission, its operations were considered to be at the exploratory stage for 2007 and 2006.

On December 10, 2007, the MEMR unilaterally terminated KKM’s contracts and licenses to explore for nickel, cobalt, brown coal, and other minerals within the Kempirsai and the Mamyt deposits on the basis that KKM had material failures in execution of the work programs associated with the contacts and licenses and did not detail those failures. In January 2008, KKM filed an action in the Court of Astana city against the MEMR challenging the legality of the unilateral termination of the KKM contracts and licenses by the MEMR for several reasons, including that the contracts and licenses had been terminated on grounds not provided for in the subsoil use contracts and legislation and there were no material failures in the execution of the work programs associated with the contracts and licenses. In February 2008, the Court of Astana city acknowledged that the unilateral termination of the contracts and licenses by the MEMR was illegitimate. The Court canceled the order of the MEMR relating to the unilateral termination of the licenses and reinstated the KKM contracts and licenses. In March 2008, the MEMR appealed the decision of the Court of Astana city to the Republic of Kazakhstan Supreme Court. The Company expects the Supreme Court to announce its final decision by the end of April 2008.

BEKEM METALS, INC. AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

Business Condition –The Gornostai and the Kempirsai deposits have not yet entered the development stage with respect to their mineral interests and have no production while the Company’s mineral licenses contain certain work program requirements to be met which are expected to require significant capital. The Company has realized only limited revenue from the Kempirsai deposit and no revenue from the Gornostai deposit and has very little ability to generate revenue. The Company does not expect this to change until it builds and begins operating a nickel ore processing plant where the Company will need to raise significant additional capital in order to maintain its current level of operations and to fund construction of a processing. The Company expects to be totally dependent upon investment funds to support operations until such time as it begins to generate sufficient revenue to fund operations. The Company expects these funds will consist primarily of funds raised in equity and/or debt financing activities.

The Company has in the past been able to raise capital through the sale of equity securities and continues to believe that investors will see the merits of its plans to exploit its mineral licenses and will be able to raise capital. The Company currently has no firm commitment from any party to provide additional equity or debt financing and there is no guarantee that it will obtain additional financing on acceptable terms, or at all. Certain shareholders of the Company have indicated a willingness to provide the Company a line of credit to meet current operation needs, however, the Company has no formal agreement with said shareholders to provide this line of credit and the shareholders are under no obligation to enter into any agreement or make available any funds to the Company. If the Company is unsuccessful in obtaining additional funding during 2008, the Company will likely have insufficent funds to continue operations or to meet its mineral license work program requirements. If the Company cannot fulfill its work program requirement, the Company could be subjected to fines and penalties and even to the possible forfeiture of its subsoil use contracts and licenses.

In March 2008, KKM has entered into a consortium agreement with two other Kazakhstani companies who also have exploration and production licenses near the Company’s Kempersai deposits in northwestern Kazakhstan, to develop and construct a nickel processing plant in the area for joint use by the parties. KKM is considered to be the operator of the consortium. In April 2008, one party to this agreement deposited approximately $9,900,000 with the Company to be used toward the project.

Exploration Stage Company

The Company is currently an exploration stage company. As an exploration stage enterprise, the Company discloses the deficit accumulated during the exploration stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date. The Company has incurred net losses of $14,923,899 and used net cash in operations of $14,459,442 for the period from March 5, 2004 (date of inception) through December 31, 2007. An entity remains in the exploration stage until such time as proven or probable reserves have been established for its deposits.

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
DECEMBER 31, 2007 AND 2006

Revenue Recognition – Since the Company is in the exploration stage, any incidental sales of ore and Mamyt brown coal are recorded as a reduction of the exploratory costs. Income from such sales is recognized when persuasive evidence of an arrangement exists, title to product transfers to the customer, and collectibility is reasonably assured.

Inventories – Inventory consists of materials and spare parts, miscellaneous goods, fuel and some raw materials. Spare parts, goods and fuel are recorded at the lower cost or estimated service value. The Company applies the weighted average method of inventory costing.

Prepaid Expenses – Prepaid expenses relate to office rent, subscriptions, insurance and advance drilling costs. Prepaid expenses are charged to operations in the period the related service or work is performed.

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed – Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount that the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. At December 31, 2007, the Company reviewed its long-lived assets as disclosed above and determined that impairment losses incurred in 2007 amounted to $1,043,720. This impairment loss was recognized in the 2007 financial statements (as exploratory costs). During 2006, the Company realized losses from the impairment and disposal of property, plant and equipment in the amount of $58,928.

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

BEKEM METALS, INC. AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

During 2007, the Company revised estimated useful lives applied to the Kempirsai buildings and other fixed assets as follows:

	Useful Lives (Years)
	Old	New
Buildings	20-30	20
Other fixed assets	4-7	5-7

The effect of the change in estimate was an increase in depreciation expenses by approximately $67,000. This effect was recognized in the current statements of operations as a change in estimate.

Mineral Property Rights – Mineral property acquisition costs, site restoration costs and development costs on mineral properties with proven and probable reserves are capitalized and will be depleted using the units-of-production method over the estimated life of the reserves. If there are insufficient reserves to use as a basis for depleting such costs, they are written off as mineral property or mineral interest impairment in the period in which the determination is made. Site restoration costs are depleted over the term of their expected life. Interest costs are capitalized on mineral properties and mineral interests in development. The development potential of mining properties is established by the existence of proven and probable reserves, reasonable assurance that the property can be permitted as an operating mine and evidence that there are no metallurgical or other impediments to the production of saleable metals.

Exploration costs incurred on mineral interests, other than acquisition costs, prior to the establishment of proven and probable reserves are charged to operations as incurred. Development costs incurred on mineral interests with proven and probable reserves will be capitalized as mineral properties. The Company regularly evaluates the investments in mineral interests to assess the recoverability and / or the residual value of the investments in these assets. All mineral interests and mineral properties are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable, utilizing established guidelines based upon undiscounted future net cash flows from the asset or upon the determination that certain exploration properties do not have sufficient potential for economic mineralization.

The estimates of mineral prices and operating, capital and reclamation costs, when available, are subject to certain risks and uncertainties, which may affect the recoverability of mineral property costs. Although the Company makes its best estimates of these factors, it is possible that changes could occur in the near term, which could adversely affect the future net cash flows to be generated from the properties.

Exploratory Costs – since the Company is deemed to be in the Exploration stage, all costs related to operating activities are classified as Exploratory costs, which mainly consist of costs of drilling exploration works at the Gornostai deposits, costs of blasting, stripping, excavation and ore extracting works at the Kempirsai deposits, as well as salaries and wages, depreciation charges and other expenses directly related to these works.

Financial Instruments – The nature of the Company’s operation exposes the Company to fluctuations in commodity prices and foreign currency exchange risk. The Company recognizes these risks and manages its operation in a manner such that exposure to these risks is minimized to the extent practical. The Company is not exposed to the credit risk fluctuations in interest rates because certain of its loans are interest free, as a general requirement under Kazakh law for non-financial institutions.

BEKEM METALS, INC. AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

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

The following data shows the amounts used in computing basic and diluted weighted-average number of shares outstanding at December 31, 2007 and 2006:

For the Years Ended December 31,	2007	2006
Basic weighted average common shares outstanding	$ 124,958,236	$ 111,480,627
Dilutive effect of outstanding options / warrants	-	-
Diluted Weighted Average Common Shares Outstanding	$ 124,958,236	$ 111,480,627

Recent Accounting Pronouncements – In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position (FSP FIN) No. 157-2 which extended the effective date to fiscal years beginning after November 15, 2008. The Company does not expect the adoption of SFAS No. 157 to have a material impact on the consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS No. 159 to have a material impact on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 141(R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a non-controlling interest in a subsidiary should be reported as equity in the consolidated financial statements, consolidated net income shall be adjusted to include the net income attributed to the non-controlling interest and consolidated comprehensive income shall be adjusted to include the comprehensive income attributed to the non-controlling interest. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141(R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company does not expect the adoption of SFAS No. 160 to have a material impact on the  consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities to require enhanced disclosures concerning the manner in which an entity uses derivatives (and the reasons it uses them), the manner in which derivatives and related hedged items are accounted for under SFAS No. 133 and interpretations thereof, and the effects that derivatives and related hedged items have on an entity's financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements of fiscal years and interim periods beginning after November 15, 2008. The Company does not expect the adoption of SFAS No. 161 to have a material impact on the consolidated financial statements.

BEKEM METALS, INC. AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 2 –ACQUISITIONS AND DISPOSAL

Kaznickel acquisition by Condesa

On July 9, 2004, Condesa, which was owned 60% by Brisa holding 8,400,000 of 14,000,000 shares of outstanding common stock, entered into an investment agreement under which Condesa provided a $300,000 convertible loan to Kaznickel LLP, which was immediately converted into a new 40 percent equity interests in Kaznickel. On September 22, 2004, Brisa acquired an interest in Kaznickel by purchasing 60 percent of the equity interest of the founding partners’ remaining 60 percent interests. As consideration for the purchase, the original partners obtained a commitment from Brisa to facilitate a reverse merger with a U.S. public company, and a commitment to obtain funding enabling Kaznickel to further explore its mineral property rights. The value of the commitment was estimated to be $270,000 based on the percent of Kaznickel obtained for Condesa’s original cash investment of $300,000.

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

Current assets	$ 231,674
Mineral property rights	267,660
Asset retirement costs of the mineral rights	474,936
Property and equipment	21,573
Total assets acquired	995,843
Current liabilities	(25,468)
Asset retirement obligation	(665,919)
Total liabilities assumed	(691,387)
Minority Shareholders' interests	(121,782)
Net Assets Acquired	$ 182,674

BEKEM METALS, INC. AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

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
DECEMBER 31, 2007 AND 2006

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Current Assets	$ 469,379
Unproved mineral property rights	7,034,321
Asset retirement costs of the mineral rights	86,852
Buildings, constructions machinery and equipment	3,068,786
Total assets acquired	10,659,338
Current liabilities	(717,527)
Asset retirement obligation	(97,223)
Notes Payable, net of discount of $917,737	(6,541,670)
Deferred tax liability	(3,202,918)
Total liabilities assumed	(10,559,338)
Net Assets Acquired	$ 100,000

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

BEKEM METALS, INC. AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

Disposal of Condesa

On July 24, 2006, Condesa transferred its interest in Kaznickel to Bekem, making Kaznickel a wholly-owned subsidiary of Bekem. On September 30, 2006, Bekem sold Condesa to a third party for a nominal value. Condesa generated no sales and had no income. The disposals of Condesa had no material effect on the financial position and the income statement of Bekem.

NOTE 3 – CASH

The Company considers all demand deposits, money market accounts and marketable securities purchased with an original maturity of three months or less to be cash and cash equivalents. The fair value of cash and cash equivalents approximates their carrying amounts due to their short-term maturity.

Cash consists of the following:

December 31,	2007	2006
Current accounts (USD)	$ 253,892	$ 479,947
Current accounts (Tenge)	503,051	38,379
Bank deposit (USD)	-	8,065,354
Total	$ 756,943	$ 8,583,680

NOTE 4 – PROPERTY, PLANT AND MINERAL INTERESTS

Property, plant and mineral interests consist of the following:

December 31,	2007	2006
Buildings	$ 1,995,927	$ 2,156,326
Machinery and equipment	3,771,957	3,474,858
Other fixed assets	149,721	69,665
Unproved mineral interests	8,725,527	8,313,744
	14,643,132	14,014,593
Accumulated depreciation	(416,773)	(144,030)
Net Property and Equipment	$14,226,359	$13,870,563

The increase in property, plant and mineral interests is principally related to the purchase of equipment (trucks, other transportation vehicles, etc) and capital repairs undertaken by the Company at the Kempirsai deposit.

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

BEKEM METALS, INC. AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

Gornostai Deposit

Kaznickel acquired its interest in the Contract on Exploration and Development of Gornostai Cobalt and Nickel Deposit (the “Contract”) issued by the MEMR dated February 26, 2004. As discussed above, Kaznickel acquired the right to exploit the mineral property including the right to explore, develop and produce the cobalt and nickel mineral resources on the Deposit through February 26, 2026 providing commercial discoveries are made before the end of the exploration period. The Company has the right to re-negotiate the contract at that time for an additional 30 years. The government of Kazakhstan retains the title to the property; however, the Company’s mineral interests are considered to be tangible assets. The Company capitalized the acquisition costs of its mineral interest upon the purchase business combination with Kaznickel. The allocated purchase price included a capitalized amount of an acquired asset retirement obligation. While the property is not in production, the asset retirement cost is depleted over the life of the contract from the date of acquisition.

The Contract provides the Company certain rights and also imposes certain obligations and commitments. The rights include exploration through February 2008, and development and production of minerals through February 26, 2026. In January 2008, Kaznickel agreed with the Expert Committee of the MEMR to an extension of the exploration period to February 2010. Currently, Kaznickel is in the process of signing the addendum to the subsoil use contract to reflect these changes.

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

Kempirsai Deposit

Bekem acquired two contracts to explore for and extract minerals in connection with the purchase of KKM. One contract is for the exploration and extraction of nickel and cobalt ore from deposits located in an approximately 575,756 acre site in the northwest area of the Republic of Kazakhstan (approximately 130 kilometers northwest of the city of Aktobe, Kazakhstan, near the town of Badamsha, referred to as the “Kempirsai” deposit), which is valid through October 12, 2011. The other contract is for the exploration and extraction of Mamyt brown coal at a site located within 40 kilometers of the Kempirsai deposit, which is valid through December 11, 2018. The contracts may be extended upon agreement between KKM and the Geology and Minerals Resources Committee of the Ministry of Energy and Minerals Resources of the Republic of Kazakhstan. The Kempirsai contract requires the Company to pay royalty payments equal to 2.21% of gross ore sales. The Mamyt brown coal contract requires a royalty payment equal to nine tenths of one percent (0.9%) of gross coal sales. Both contracts require the Company to pay an excess profits tax ranging from 4 to 30 percent based upon the reaching of an internal rate of return (as defined in the contracts) ranging from 22 to 30 percent. The allocated purchase price of the mineral interest included a capitalized amount of an acquired asset retirement obligation.

BEKEM METALS, INC. AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

On December 10, 2007, the MEMR unilaterally terminated KKM’s contracts and licenses to explore for nickel, cobalt, brown coal, and other minerals within the Kempirsai and the Mamyt deposits on the basis that KKM had material failures in execution of the work programs associated with the contacts and licenses but did not detail those failures. In January 2008, KKM filed an action in the Court of Astana city against the MEMR challenging the legality of the unilateral termination of the KKM contracts and licenses by the MEMR for several reasons, including that the contracts and licenses had been terminated on grounds not provided for in the subsoil use contracts and legislation and there were no material failures in the execution of the work programs associated with the contracts and licenses. In February 2008, the Court of Astana city acknowledged that the unilateral termination of the contracts and licenses by the MEMR was illegitimate. The Court canceled the order of the MEMR relating to the unilateral termination of the licenses and reinstated the KKM contracts and licenses. In March 2008, the MEMR appealed the decision of the Court of Astana city. The Republic of Kazakhstan’s Supreme Court is expected to announce the final decision by the end of April 2008.

NOTE 5 – INCOME TAXES

In accordance with the laws and regulations of the Republic of Kazakhstan income taxes are calculated at the statutory rate of 30 percent. Net operating losses for development companies in exploration and development may be carried forward for the seven subsequent years from the date the losses are incurred. Therefore, the Company has deferred tax assets due to the savings of income tax in future periods. However, the Company assessed the recoverability of these deferred tax assets and created a provision against them until it has more evidence of its recoverability in the future periods.

Deferred tax assets and liabilities were as follows:

December 31,	2007	2006
Tax loss carryforwards	$ 5,111,855	$ 2,590,511
Property and equipment	(519,790)	(704,645)
Asset retirement cost	(162,506)	(169,521)
Asset retirement obligation	340,178	308,263
Unproved mineral property rights	(2,653,191)	(2,503,728)
Grant compensation expense	174,155	45,475
Valuation allowance	(2,290,701)	-
Net Deferred Tax Liabilities	$ -	$ (433,645)

The valuation allowance was recognized for the amount of loss carryforward balance which is estimated to be unrecoverable.

The following is a reconciliation of the amount of tax that would result from applying the U.S. federal rate to pretax income with the provision for income taxes at December 31, 2007 and 2006:

For the Years Ended December 31,	2007	2006
Tax at US Federal statutory rate (34%)	$ (2,747,155)	$ (2,016,909)
Change in valuation allowance	2,290,701	-
Deferred Tax Benefit	$ (456,454)	$ (2,016,909)

BEKEM METALS, INC. AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 6 – RELATED PARTY TRANSACTIONS

As discussed above, during 2007, the Company financed all operations using the proceeds received from the private placement of shares. No related party transactions were made in 2007. During 2006, the Company borrowed $329,000 from shareholders to fund the U.S. administrative operations. The notes were due on demand and accrued interest at 3 percent. The notes were paid off in 2006.

NOTE 7 – ASSET RETIREMENT OBLIGATION

Upon the purchase of Kaznickel on September 22, 2004 and KKM on June 1, 2005, the Company recorded the effects of asset retirement obligations in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations,” and related interpretations, which requires entities to record the fair value of a liability for an asset retirement obligation when it is incurred. The Company is required under the contracts with the Geology and Minerals Resources Committee of the MEMR, to remediate the properties from the effects of the open pit mining processes. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal use of the asset. The Company’s asset retirement obligations relate primarily to the obligation to fill mining pits and restore surface conditions at the conclusion of the term of the Contracts.

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

The reconciliation of the asset retirement obligation is as follows:

December 31,	2007	2006
Balance at the beginning of the year	$ 951,355	$ 833,840
Liabilities incurred	8,405	44,650
Accretion expense during the year	79,288	72,865
Asset Retirement Obligation	$ 1,039,048	$ 951,355

NOTE 8 – SHAREHOLDERS’ EQUITY

Shares issued for cash – On July 14, 2006, the Company closed a private placement of 8,000,000 units at $3.50 per unit, each unit consisting of three shares of restricted common stock and one warrant to purchase one share of common stock for two dollars. The warrant is immediately exercisable and expires twenty-four months from the date granted, i.e., in July 2008. The private placement resulted in the issuance of 24,000,000 restricted common shares and warrants to purchase 8,000,000 common shares to two non-U.S. investors for $28,000,000. These issuances did not result in a change in control of the Company.

From the total proceeds, the Company paid the placement agent, Aton Securities, Inc., a cash fee totaling 5% of the total proceeds raised, or $1,400,000. The Company also issued to the placement agent a warrant to purchase up to 2,400,000 shares of restricted common stock. The exercise price of this warrant is $1.17 per share. The warrant is immediately exercisable and expired eighteen months from the date granted, i.e., in January 2008. The warrants were not exercised.

BEKEM METALS, INC. AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

Also, the Company incurred legal and consulting expenses of $153,487.

The following summarizes warrant activity for the years ended December 31, 2007 and 2006:

Weighted
Average
	Warrants	Exercise Price
Balance, December 31, 2005	$ -	$ -
Issued	10,400,000	1.81
Expired	-	-
Exercised	-	-
Balance, December 31, 2006	10,400,000	1.81
Issued	-	-
Expired	-	-
Exercised	-	-
Balance, December 31, 2007	$ 10,400,000	$ 1.81

The following table summarizes information about warrants outstanding at December 31, 2007:

		Weighted
		Average
		Remaining	Weighted
Range of	Number	Contractual	Average
Exercise Price	Outstanding	Life (Years)	Exercise Price
$ 1.17	2,400,000	0.04	$ 1.17
$ 2.00	8,000,000	0.54	$ 2.00

The $1.17 warrants expired on January 14, 2008. The $2.00 warrants expire on July 14, 2008.

Stock grants and shares resigned – On October 20, 2006, under the Company’s 2003 Stock Option Plan and pursuant to the board of directors desire to attract and retain experienced and educated executives, the board agreed to award to certain executives and key employees of the Company restricted stock grants (1,083,123 shares). The vesting of the shares is contingent upon meeting various company-wide performance goals, including timely filing of reports with the Securities and Exchange Commission, meeting the yearly deadlines for the pilot plant construction, operations as dictated by the board of directors, timely performing of the drilling work program requirements as dictated by the Republic of Kazakhstan’s Ministry of Energy and Mineral Resources, and start of commercial operations. If these goals are not met, the Company will not recognize compensation expense and will reverse any previously recognized compensation expenses. The fair value of the restricted stock grants was valued at $1.95 per share, which represented the closing market price of the Company’s stock on October 20, 2006, or $2,112,090.

During 2007, the Company reversed the amount of deferred compensation of $822,455 due to the resignation of Mr. Cherdabayev, the previous CEO and President of the Company.

As of December 31, 2007, there was $709,117 of total unexpensed compensation cost. The cost is expected to be recognized over a period of 2 years. 95,857 shares were vested during 2007. No shares were vested as of December 31, 2006. The Company recognized $428,935 and $151,583 of compensation expense for the years ended December 31, 2007, and 2006, respectively.

BEKEM METALS, INC. AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 9 – SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental Disclosure of Cash Flow Information:

For the Years Ended December 31,	2007	2006
Cash paid for interest	$ 1,018	$ 529,096

Non-cash Investing and Financing Activities:

For the Years Ended December 31,	2007	2006
Share-based compensation arrangements	$(822,455)	$2,112,090

NOTE 10 – COMMITMENTS AND CONTINGENCIES

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

Need for Additional Capital – The Company needs substantial additional capital resources and is expected to be totally dependent upon investment funds to support operations until such time as the Company begins to generate sufficient revenue to fund operations. These funds are expected to consist primarily of funds raised in equity and/or debt financing activities. Currently there is no firm commitment from any party to provide the Company with additional equity or debt financing.

Failure to Satisfy the Terms of the Subsoil Use Contracts – Under the subsoil use contracts, the Company is required to satisfy the annual minimum work program requirements. If the Company fails to satisfy these commitments, it may be subject to penalties and fines and, potentially, to the loss of one or more of the subsoil use contracts. The cancellation of the contracts would have a material adverse effect on the Company’s business, results of operations and financial condition.

Annual Work Program – Historically, it has been the practice of the MEMR that if a subsurface user could not fulfill certain conditions for a specific year, for any reason, then the work program requirements of that year would be extended to the next year. This was done because the obligations of subsoil users were typically set forth on the basis of the full duration of the subsoil use contract, rather than on an annual basis. During the latter part of 2007, this practice was terminated by order of the president of the country. This change in practice has created great uncertainty as to how the government will proceed in the future. Currently, there is no legislatively fixed mechanism governing the development of annual work programs or for the independent determination of compliance by the subsurface user with the parameters of the annual work program. The determination is currently being made at the discretion of officials employed by the authorized governmental body. Based solely on their own discretion, these officials have the authority to suspend the activities of the subsurface user even for a minor breach of the detailed annual work program. These facts, coupled with the right of the competent body to unilaterally terminate a subsoil user’s contract if the contractor materially breaches the subsoil use contract obligations, indicates there is a risk that penalties and fines could be assessed and/or one or more of the subsoil use contracts could be cancelled.

BEKEM METALS, INC. AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

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

Environmental Matters – Extensive national, regional and local environmental laws and regulations in Kazakhstan affect the Company’s operations. These laws and regulations set various standards regulating certain aspects of health and environmental quality and impose user fees, penalties and other liabilities for the violation of these standards and establish, in some circumstances, obligations to remediate current and former facilities and off-site locations. The Company believes it is currently in compliance with all existing Republic of Kazakhstan environmental laws and regulations. However, as new environmental laws and legislation are enacted and the old laws are repealed, interpretation, application and enforcement of the laws may become inconsistent. Compliance in the future could require significant expenditures, which may adversely affect the Company’s operations.

Due to the Government of the Republic of Kazakhstan – In connection with the Company’s acquisition of the exploration contract covering the Gornostai deposit, it is required to repay the Republic of Kazakhstan for historical costs incurred in undertaking geological and geophysical studies and infrastructure improvements. The repayment terms of this obligation will not be determined until the Company applies for and is granted a contract by the Republic of Kazakhstan to engage in commercial production. That amount is expected to be $731,221 and has not been recorded as a liability. Under the current contract, once the Company determines the property contains commercially producible reserves, and desires to commence commercial production, it must apply for such right prior to the expiration of its exploration, which is currently February 2010. The Company anticipates it will apply for a commercial production contract within the next 1-3 years. Of course, there is no guarantee when or if the Company will discover commercially producible reserves within the Gornostai deposit. Should the Company decide not to pursue a commercial production contract, then it can relinquish the Gornostai deposit to the Republic of Kazakhstan in satisfaction of this obligation.

The Company is required, under its licenses, to submit a proposed annual work program to the MEMR for approval. Failure to meet the minimum work program requirements could cause the Company to lose its licenses.

Operating Leases – Bekem leases approximately 400 square feet of office space located at 324 South 400 West, Suite 225, Salt Lake City, Utah 84101 for its administrative and registered office in the United States. The Company pays annual rents of approximately $7,800 for this space pursuant to a lease agreement that expires December 31, 2008 with an option to extend the lease for an additional year.

The Company also maintains a representative office in Almaty, Kazakhstan, where it leases approximately 1,880 square feet of office space. The lease agreement expires on November 30, 2008. The monthly lease payment is $7,000. Upon consent of both parties, the agreement may be prolonged further.

BEKEM METALS, INC. AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

Kaznickel LLP rents an office (approximately 2,200 square feet) in Semei, Kazakhstan, for approximately $4,000 per month. Semei is the closest city to the Gornostai deposit. Kaznickel also rents approximately 5,300 square feet of warehouse space in Semei for $4,250 per month. Kaznickel uses this space to store test ore. These lease agreements expire in March 31, 2009. If at any time the owner of this space decides they need or want the space for other purposes, Kaznickel has no right to continue to occupy the space and could be forced to move.

KKM rents approximately 1,120 square feet of office space in Aktobe, Kazakhstan. KKM pays approximately $5,500 per month for this space under a one-year lease agreement. This space is leased on a year-to-year basis.

Rent expense for the years ended December 31, 2007 and 2006 was $282,042 and $194,854, respectively.

NOTE 11 – SUBSEQUENT EVENTS

In March 2008, the Company’s board increased the restricted stock grant previously made to its Chief Executive Officer by 38,343 shares and awarded a restricted stock grant of 383,429 shares to its Chief Financial Officer. Vesting is dependent upon certain future events. These restricted stock grants were made under the Company’s 2003 Stock Option Plan

In March 2008, KKM has entered into a preliminary consortium agreement, subject to negotiation of the terms of a definitive agreement, with  two Kazakhstani companies who also have exploration and production licenses near the Company's Kempirsai deposits in northwestern Kazakhstan, to develop and construct a nickel processing plant in the area for joint use by the parties. KKM is considered as the operator of the consortium.  In April 2008, one party to this agreement deposited approximately $9,900,000 with the Company to be used toward the project.