Form 10-Q
period 2008-03-31
BEKEM METALS INC
filed 2008-05-15
CIK 1223550

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for any shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer or a smaller public company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)   Yes ☐ No ☒

As of May 8, 2008, the registrant had 125,172,011 shares of common stock, par value $0.001, issued and outstanding.

BEKEM METALS, INC.

FORM 10-Q

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets (Unaudited) as of March 31, 2008 and December 31, 2007	3

Condensed Consolidated Statements of Operations (Unaudited) for the Three Months Ended March 31, 2008 and 2007, and for the Period from March 5, 2004 (Date of Inception) through March 31, 2008	4

Condensed Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2008 and 2007, and for the Period from March 5, 2004 (Date of Inception) through March 31, 2008	5

Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3. Qualitative and Quantitative Disclosures About Market Risk	27

Item 4. Controls and Procedures	28

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	29

Item 1A. Risk Factors	29

Item 6. Exhibits	29

Signatures	30

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BEKEM METALS, INC. AND SUBSIDIARIES

(An Exploration Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2008	2007

ASSETS

Current Assets
Cash	$ 2,829,501	$ 756,943
Trade accounts receivable	12,355	4,048
VAT recoverable	275,100	269,087
Inventories	271,042	287,240
Prepaid expenses and other current assets	103,962	118,847
Deferred compensation	617,180	483,766
Total Current Assets	4,109,140	1,919,931

Property, plant and mineral interests (net of accumulated
depreciation of $469,240 and $416,773)	14,128,852	14,226,359
Non-current deferred compensation	306,495	225,351
Other assets	67,890	78,996
Total Assets	$ 18,612,377	$ 16,450,637

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$ 412,111	$ 423,776
Accrued expenses	392,134	237,142
Advances received	256,856	257,689
Due to related party	943	791
Loans payable	2,892,741	-
Total Current Liabilities	3,954,785	919,398

Asset retirement obligations	1,057,443	1,039,048
Total Liabilities	5,012,228	1,958,446

Commitments and Contingencies	-	-

Shareholders' Equity
Preferred stock; $0.001 par value, 20,000,000 shares
authorized, no shares outstanding	-	-
Common stock; $0.001 par value, 150,000,000 shares authorized,
and 125,172,011 and 124,750,239 shares issued and outstanding	125,172	124,750
Additional paid-in capital	28,540,235	28,203,239
Accumulated deficit	(16,094,294)	(14,923,899)
Accumulated other comprehensive income	1,029,036	1,088,101
Total Shareholders' Equity	13,600,149	14,492,191

Total Liabilities and Shareholders' Equity	$ 18,612,377	$ 16,450,637

The accompanying notes are an integral part of these condensed consolidated financial statements.

                BEKEM METALS, INC. AND SUBSIDIARIES

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

			For the Period from
			March 5, 2004
	For the Three Months Ended		(Date of Inception)
	March 31,		through
	2008	2007	March 31, 2008

Revenue	$ -	$ -	$ -

Operating Expenses
General and administrative expenses	1,025,077	1,255,862	9,548,242
Research and development costs	-	-	1,088,238
Exploratory costs	25,539	860,862	6,379,517
Accretion expense on asset retirement obligations	21,324	19,911	234,109
Grant compensation expense	122,860	189,479	703,378

Total Operating Expenses	1,194,800	2,326,114	17,953,484

Loss From Operations	(1,194,800)	(2,326,114)	(17,953,484)

Other Income (Expense)
Translation adjustment	12,458	(83,724)	(237,676)
Exchange gain (loss)	12,107	480,132	(286,907)
Interest income	529	189,631	410,842
Interest expense	-	(1,018)	(1,677,441)
Other income (expense)	(689)	4,003	118,563

Net Other Income (Expense)	24,405	589,024	(1,672,619)

Net Loss Before Minority Interest and Taxes	(1,170,395)	(1,737,090)	(19,626,103)
Deferred tax benefit	-	441,113	3,390,601
Loss in minority interest	-	-	141,208

Net Loss	$ (1,170,395)	$ (1,295,977)	$ (16,094,294)

Basic Loss per Common Share	$ (0.01)	$ (0.01)
Weighted-Average Shares used in
Basic Loss per Common Share	124,778,048	125,172,011

The accompanying notes are an integral part of these condensed, consolidated financial statements.

BEKEM METALS, INC. AND SUBSIDIARIES

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

			For the Period from
			March 5, 2004
	For the Three Months Ended		(Date of Inception)
	March 31,		through
	2008	2007	March 31, 2008

Cash Flows from Operating Activities
Net loss	$ (1,170,395)	$ (1,295,977)	$ (16,094,294)
Adjustments to reconcile net loss to
net cash provided by operating activities:
Depreciation and amortization	70,117	26,666	555,910
Accretion expense on asset retirement obligations	21,324	19,911	234,109
Interest expense from debt discount	-	-	963,231
Shares issued on option modification	-	-	19,426
Deferred tax benefit	-	(441,113)	(3,390,601)
Foreign currency exchange loss and translation adjustment	(14,130)	124,400	197,149
Purchased exploration costs	-	-	251,286
Impairment loss on property, plant and equipment	-	-	1,043,720
Stock grant compensation expense	122,860	189,479	703,378
Loss on disposal of property and equipment	1,168	(2,673)	68,897
Loss recognized on minority shareholders' interest	-	-	(141,208)
Change in operating assets and liabilities:
Trade accounts receivable	(8,335)	(3,954)	(532)
Inventories	15,311	(10,050)	3,292
VAT recoverable	(6,677)	(14,100)	(202,240)
Prepaid expenses and other current assets	6,684	(153,946)	60,632
Related party receivables / payables	7,880	(8,783)	(144,300)
Accounts payable	(10,888)	79,598	95,019
Accrued expenses	152,907	(552,895)	100,372
Advances received	-	-	252,958
Net Cash From Operating Activities	(812,174)	(2,043,437)	(15,423,796)

Cash Flows from Investing Activities
Purchase of property and equipment	(3,890)	(221,699)	(3,678,368)
Purchase of intangible assets	(74)	(5,808)	(65,167)
Proceeds from disposal of property and equipment	-	-	33,549
Notes receivable	-	-	(56,983)
Cash acquired in acquisitions	-	-	50,475
Net Cash From Investing Activities	(3,964)	(227,507)	(3,716,494)

Cash Flows from Financing Activities
Proceeds from notes payable	-	-	14,706,914
Payments on notes payable	-	-	(22,745,753)
Proceeds from notes/loans payable - related parties	2,897,467	-	7,224,379
Payments on notes/loans payable - related parties	-	-	(4,326,912)
Issuance of shares for cash	-	-	26,728,842
Net Cash From Financing Activities	2,897,467	-	21,587,470

Effect of Exchange Rate Changes on Cash	(8,771)	85,433	382,321

Net Increase (Decrease) in Cash	2,072,558	(2,185,511)	2,829,501
Cash at Beginning of Period	756,943	8,583,680	-
Cash at End of Period	$ 2,829,501	$ 6,398,169	$ 2,829,501

The accompanying notes are an integral part of these condensed, consolidated financial statements.

BEKEM METALS, INC. AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008 (UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND NATURE OF BUSINESS

Interim Financial Information – The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they are condensed and do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. The accompanying financial statements should be read in conjunction with the most recent audited financial statements of Bekem Metals, Inc. included in its annual report on Form 10-K filed for the year ended December 31, 2007. Operating results for the three-month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

The acquisition of the portion of the net liabilities of BMI relating to the common shares owned by the controlling shareholder was recorded at an historical cost of $161,998. The acquisition of the common shares of BMI purchased from the minority shareholders of BMI were recorded at $345,000, which was the estimated fair value of those shares on the date of acquisition. KMI accounted for the purchase of BMI similar to a pooling.

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

MARCH 31, 2008 (UNAUDITED)

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

Reclassification – Certain prior period amounts have been reclassified to conform to the 2008 presentation. These reclassifications had no effect on the previously reported net income.

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

In January 2008, Kaznickel agreed with the Expert Committee of the Ministry of Energy and Minerals Resources (“MEMR”) of the Republic of Kazakhstan to an extension of the exploration period to February 2010. Currently, Kaznickel is in the process of signing an addendum to its subsoil use contract to reflect these changes. Upon discovery of commercially producible nickel and/or cobalt reserves, the Company may notify the MEMR and convert from exploration stage to commercial production stage. If the Company makes no commercial discoveries before the end of the exploration period, as extended, the rights to the territory will revert back to the Republic of Kazakhstan. Upon completion of exploration, the Company will return to the Republic of Kazakhstan the rights to all areas within the licensed territory wherein no commercial discoveries of nickel and/or cobalt were made. When the Company completes exploration of the Gornostai deposit, assuming that commercial discoveries are made, the Company will apply to the MEMR to move to commercial production.

BEKEM METALS, INC. AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008 (UNAUDITED)

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

On December 10, 2007, the MEMR unilaterally terminated KKM’s contracts and licenses to explore for nickel, cobalt, brown coal, and other minerals within the Kempirsai and the Mamyt deposits on the basis that KKM had material failures in execution of the work programs associated with the contacts and licenses and did not detail those failures. In January 2008, KKM filed an action in the Court of Astana city against the MEMR challenging the legality of the unilateral termination of the KKM contracts and licenses by the MEMR for several reasons, including that the contracts and licenses had been terminated on grounds not provided for in the subsoil use contracts and legislation and there were no material failures in the execution of the work programs associated with the contracts and licenses. In February 2008, the Court of Astana city acknowledged that the unilateral termination of the contracts and licenses by the MEMR was illegitimate. The Court cancelled the order of the MEMR relating to the unilateral termination of the licenses and reinstated the KKM contracts and licenses. In March 2008, the MEMR appealed the decision of the Court of Astana city to the Republic of Kazakhstan Supreme Court. On April 22, 2008 the Supreme Court rejected the appeal of the MEMR and upheld the decision of the Court of Astana city cancelling the unilateral termination of the Company’s rights to its Kempirsai deposit by the MEMR and reinstating the Company’s contracts and licenses to the Kempirsai deposit.

Because the Company does not have a reserve estimate for its deposits that conforms to the standards of Industry Guide 7 issued by the U.S. Securities and Exchange Commission, its operations were considered to be at the exploratory stage for the first quarter 2008 and 2007.

Business Condition – The Gornostai and the Kempirsai deposits have not yet entered the development stage with respect to their mineral interests and have no production while the Company’s mineral licenses contain certain work program requirements to be met which are expected to require significant capital. The Company has realized only limited revenue from the Kempirsai deposit and no revenue from the Gornostai deposit and has very little ability to generate revenue. The Company does not expect this to change until it builds and begins operating a nickel ore processing plant where the Company will need to raise significant additional capital in order to maintain its current level of operations and to fund construction of a processing plant. The Company expects to be totally dependent upon investment funds to support operations until such time as it begins to generate sufficient revenue to fund operations. The Company expects these funds will consist primarily of funds raised in equity and/or debt financing activities.

In the past the Company has been able to raise capital through the sale of its equity securities and continues to believe that investors will see the merits of its plans to exploit its mineral licenses and will be able to raise capital. The Company currently has no firm commitment from any party to provide additional equity or debt financing

BEKEM METALS, INC. AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008 (UNAUDITED)

and there is no guarantee that it will obtain additional financing on acceptable terms, or at all. Certain shareholders of the Company have indicated a willingness to provide the Company a line of credit to meet current operating needs, however, the Company has no formal agreement with said shareholders to provide this line of credit and the shareholders are under no obligation to enter into any agreement or make available any funds to the Company. If the Company is unsuccessful in obtaining additional funding during 2008, the Company will have insufficient funds to continue exploring its territories or to meet its mineral license work program requirement. Failure to satisfy its work program requirements could result in fines and penalties or even the possible forfeiture of our subsoil use contracts and licenses.

In March 2008, KKM entered into a preliminary consortium agreement with two other Kazakhstani companies, GRK Koitas LLP and Asia-Invest LLP, related parties of the Company through a common stockholder. These companies also have exploration and production licenses near the Company’s Kempirsai deposits in northwestern Kazakhstan. The preliminary consortium agreement is for the development and construction of a nickel processing plant in the area for joint use by the parties. Under the consortium agreement, KKM is considered to be the operator of the consortium. The preliminary shares of the parties in the consortium are the following: KKM – 50%; GRK Koitas – 40%; and Asia-Invest – 10%. The final ownership interests of the parties will be determined upon completion of the feasibility study and design of the processing plant, but not later than March 1, 2009. The parties have the right to withdraw from the consortium subject to three months written notice. Under the consortium agreement, the parties are obliged to jointly contribute approximately $40 million for financing the construction of the processing plant, of this amount, KKM is obligated to contribute approximately $20 million.

Kempirsai Exploration Stage – The Kempirsai, or KKM, operations are considered to be in the exploration stage until the Company establishes commercially producible reserves within the Kempirsai deposit.

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

BEKEM METALS, INC. AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008 (UNAUDITED)

Cash consists of the following:

	March 31,	December 31,
	2008	2007
Current accounts (USD)	$ 124,087	$ 253,892
Current accounts (Tenge, translated to USD)	2,705,414	503,051
Total	$ 2,829,501	$ 756,943

NOTE 3 - PROPERTY, PLANT AND MINERAL INTERESTS

Property, plant and mineral interests consist of the following:

	March 31,	December 31,
	2008	2007
Buildings	$ 1,989,467	$ 1,995,927
Machinery and equipment	3,763,415	3,771,957
Other fixed assets	144,906	149,721
Unproved mineral interests	8,700,304	8,725,527
	14,598,092	14,643,132
Accumulated depreciation	(469,240)	(416,773)
Net Property and Equipment	$ 14,128,852	$ 14,226,359

Unproved mineral interests represent the acquisition costs of the mineral interests upon the purchase business combinations with Kaznickel and with KKM. The government of Kazakhstan retains the title to the property upon which the Company’s mineral rights pertain; however, the Company’s mineral interests are considered to be tangible assets.

Gornostai Deposit

Kaznickel acquired its interest in the Contract on Exploration and Development of Gornostai Cobalt and Nickel Deposit (the “Contract”) issued by the MEMR dated February 26, 2004. As discussed above, Kaznickel acquired the right to exploit the mineral property including the right to explore, develop and produce the cobalt and nickel mineral resources within the deposit through February 26, 2026 providing commercial discoveries are made before the end of the exploration period. The Company has the right to re-negotiate the contract at that time for an additional 30 years. The government of Kazakhstan retains the title to the property; however, the Company’s mineral interests are considered to be tangible assets. The Company capitalized the acquisition costs of its mineral interest upon the purchase business combination with Kaznickel. The allocated purchase price included a capitalized amount of an acquired asset retirement obligation. While the property is not in production, the asset retirement cost is depleted over the life of the contract from the date of acquisition.

BEKEM METALS, INC. AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008 (UNAUDITED)

The Contract provides the Company certain rights and also imposes certain obligations and commitments. The rights include exploration through February 2008, and development and production of minerals through February 26, 2026. In January 2008, Kaznickel agreed with the Expert Committee of the MEMR to an extension of the exploration period to February 2010. Currently, Kaznickel is in the process of signing an addendum to the subsoil use contract to reflect these changes. The estimated obligations and commitments under the amended Contract are expected to be approximately $4 million. This amount includes $550,000 for exploration drilling (2,000 meters - in 2008 and 2009), sampling and assaying (1,000 core samples in 2008 and 2009), metallurgical tests and preparation of the report to the State Resource Committee. Also, the estimates include $750,000 for repayment to the Republic of Kazakhstan of historical costs incurred by it in undertaking geological and geophysical studies and infrastructure improvements related to the Gornostai deposit. The repayment terms of this obligation will not be determined until such time as Kaznickel applies for and is granted a contract to engage in commercial production by the Republic of Kazakhstan anticipated within the next 1-3 years. However, there is no guarantee when or if Kaznickel will discover commercially producible reserves within the Gornostai deposit. Also, the estimates include the subsoil use contract requirement to donate $300,000 for the ongoing development of Astana and Kurchatov, which are cities in Kazakhstan.

Kempirsai Deposit

Bekem acquired two contracts to explore for and extract minerals in connection with the purchase of KKM. One contract is for the exploration and extraction of nickel and cobalt ore through October 12, 2011 from deposits located in an approximately 575,756 acre site in the northwest area of the Republic of Kazakhstan approximately 130 kilometers northeast of the city of Aktobe, Kazakhstan, near the town of Badamsha, referred to as the “Kempirsai” deposit. The other contract is for the exploration and extraction of Mamyt brown coal through December 11, 2018 at a site located within 40 kilometers of the Kempirsai deposit. The contracts may be extended upon agreement between KKM and the Geology and Minerals Resources Committee of the MEMR. The obligations and commitments under the contracts are approximately $130 million. This amount includes a commitment to invest $100,000,000 for construction of a processing plant during the contract period. Also, the estimates include $950,000 for removal of all equipment and to remediate the property. The 2008 work program for KKM is currently under discussion and negotiation with the MEMR.

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

BEKEM METALS, INC. AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008 (UNAUDITED)

NOTE 4 – LOANS PAYABLE

As discussed in Note 1, in March 2008, KKM entered into a preliminary consortium agreement, subject to negotiation of the terms of a definitive agreement, with two Kazakhstani companies (GRK Koitas Ltd and Asia-Invest Ltd) who also have exploration and production licenses near the Company's Kempirsai deposits in northwestern Kazakhstan. This agreement provides for the joint development and construction of a nickel processing plant in the area for joint use by the parties.

In March 2008, KKM received an advance of KZT 349 million ($2,892,741 as of March 31, 2008) from GRK Koitas, which is to be used for construction of a processing plant. As discussed in Note 1, the parties have the right to withdraw from the consortium subject to three months written notice. Consequently, this advance has been classified as a current loan payable.

NOTE 5 – SHAREHOLDERS’ EQUITY

Stock grants and shares resigned – On October 20, 2006, under the Company’s 2003 Stock Option Plan and pursuant to the board of directors desire to attract and retain experienced and educated executives, the board agreed to award to certain executives and key employees of the Company restricted stock grants (1,083,123 shares). The vesting of the shares is contingent upon meeting various company-wide performance goals, including timely filing of reports with the Securities and Exchange Commission, meeting the deadlines for the pilot plant construction, operations as dictated by the board of directors, timely performing of the drilling work program requirements as dictated by the MEMR, and start of commercial operations. If these goals are not met, the Company will not recognize compensation expense and will reverse any previously recognized compensation expenses. The fair value of the restricted stock grants was valued at $1.95 per share, which represented the closing market price of the Company’s stock on October 20, 2006, or $2,112,090.

As a result of the resignation of Marat Cherdabayev, the previous CEO and President of the Company, during 2007, the Company reversed $822,455 (421,772 shares) of previously realized deferred compensation.

On March 25, 2008 the board agreed to award to certain executives and key employees of the Company the reversed restricted stock grants (421,772 shares). The fair value of the restricted stock grants was valued at $0.80 per share, which represented the closing market price of the Company’s stock on March 25, 2008, or $337,418.

As of March 31, 2008, there was $923,675 of total unexpensed compensation cost. The cost is expected to be recognized over a period of two years. As of March 31, 2008, 95,857 shares were vested. The Company recognized $122,860 and $189,479 of compensation expense for the three months ended March 31, 2008 and 2007, respectively.

BEKEM METALS, INC. AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008 (UNAUDITED)

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Need for Additional Capital – The Company has no proven mineral reserves that conform to U.S. standards. The Gornostai and Kempirsai deposits have not yet entered the development stage with respect to the mineral interests and the Company has no production. The Company has realized only limited revenue from the Kempirsai deposit and no revenue from the Gornostai deposit and has very little ability to generate revenue. The Company does not expect this to change until a nickel ore processing plant is built and the Company has commenced commercial operations.

Management expects the Company will need $50 million to $300 million to fund construction of a processing plant, depending on which technology and the size of plant the Company determines to be appropriate. Management plans to begin construction in 2008 and, assuming funding is available, expects a processing plant to be operational in 2011. As the Company generates no revenue, it will need to raise additional capital through the sale of its equity and/or debt securities to fund plant construction.

Failure to Satisfy the Terms of the Subsoil Use Contracts – Under its subsoil use contracts, the Company is required to satisfy the annual minimum work program requirements. There is no guarantee that the Company will be able to continue to meet these commitments in the future. If the Company fails to satisfy these commitments, it may be subject to penalties and fines and/or the loss of one or more of the subsoil use contracts. The cancellation of the contracts would have a material adverse effect on the business, results of operations and financial condition of the Company. Although the Company would seek waivers of any breaches or seek to renegotiate the terms of its commitments in the event the Company cannot meet such commitments.

For many years it was the practice of the MEMR that if a subsurface user for any reason could not fulfill certain conditions for a specific year, then such actions were extended to the next year. During the latter part of 2007, however, this practice was terminated by order of the president of Kazakhstan. This change in practice has created great uncertainty as to how the government will proceed in the future. This problem is enhanced by the fact that no legislatively fixed mechanism exists for independent determination at a detail level, of compliance by subsurface users with the parameters of their annual work program. Currently, this determination is made at the discretion of officials employed by the MEMR. These officials are authorized to suspend the activities of the subsurface user even for a minor breach of the detailed annual program. This fact, coupled with the right of the MEMR to unilaterally terminate a subsoil user’s contract if the contractor materially breaches the subsoil use contract obligations, indicates the Company has a risk of penalties and fines and/or even the loss of one or more of its subsoil use contracts.

Foreign Operations – In recent years, the Republic of Kazakhstan has undergone substantial political and economic change. As an emerging market, Kazakhstan does not possess the well-developed business infrastructure that generally exists in more mature free market economies. As a result, operations carried out in Kazakhstan can involve significant risks that are not typically associated with developed markets. Instability in the market reform process could subject the Company to unpredictable changes in the basic business infrastructure in which it currently operates. Therefore, the Company faces risks inherent in conducting business internationally, such as:

BEKEM METALS, INC. AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008 (UNAUDITED)

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

Any of these factors could materially adversely affect the Company’s business and financial condition. At this time, management is unable to estimate what, if any, changes may occur or the resulting effect of any such changes.

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

The Company may be adversely affected by Kazakh political developments, including the application of existing and future legislation and tax regulations.

Environmental Regulations – The Company is subject to stringent state and local laws and regulations relating to the release or disposal of materials into the environment or otherwise relating to environmental protection. These laws and regulations may require the acquisition of permits before extraction activities commence, restrict the types, quantities and concentration of substances that can be released into the environment in connection

BEKEM METALS, INC. AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008 (UNAUDITED)

with extraction and production activities and impose substantial liabilities for pollution resulting from the Company operations. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, incurrence of investigatory or remedial obligations or the imposition of injunctive relief. Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent or costly waste handling, storage, transport, disposal or cleanup requirements could require the Company to make significant expenditures to maintain compliance, and may otherwise have a material adverse effect on it as well as the industry in general. Under these environmental laws and regulations, the Company could be held strictly liable for the removal or remediation of previously released materials or property contamination regardless of whether the Company was responsible.

Liquidity of Common Shares – The Company’s common stock has limited trading volume on the Over-the-Counter Bulletin Board and is not listed on a national exchange. Moreover, a significant percentage of the outstanding common stock is “restricted” and therefore subject to the resale restrictions set forth in Rule 144 of the rules and regulations promulgated by the U.S. Securities and Exchange Commission under the Securities Act of 1933. These factors could adversely affect the liquidity, trading volume, price and transferability of the Company’s common shares.

Nickel and Cobalt Prices can be Volatile – Commodity prices for nickel and cobalt fluctuate according to the influence of diverse market conditions that can affect the supply or demand for a commodity such as political and economic conditions and uncertainties, advances in exploration and development technology, introduction of competing products, and governmental restrictions on exploration, production and export of natural resources.

Competition – The Company’s principal competitors are large established companies with substantial financial resources and market share. If the Company establishes commercially producible reserves and moves to production stage, it will have to compete for customers with these companies.

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

The Company also maintains a representative office in Almaty, Kazakhstan, where it leases approximately 3,220 square feet of office space (before March 1, 2008 - 1,880 square feet). The lease agreement expires on November 30, 2008. On March 1, 2008, the monthly lease payment increased from $7,000 to $12,000 due to increased office space. Under the terms of the lease agreement, the owner of the space could terminate the lease at any time and require the Company to vacate the premises.

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

MARCH 31, 2008 (UNAUDITED)

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

NOTE 7 – SUBSEQUENT EVENT

As discussed in Note 1 above, on April 22, 2008 the Supreme Court of the Republic of Kazakhstan rejected the appeal of the MEMR and upheld the decision of the Court of Astana city cancelling the unilateral termination of the Company’s rights to its Kempirsai deposit by the MEMR and reinstating the Company’s contracts and licenses to the Kempirsai deposit.

Also as discussed in Note 1 above and consistent with its obligations under the preliminary consortium agreement, as of the date of this report, GRK Koitas and Asia-Invest have transferred to KKM approximately $15 million to be used in the construction of a nickel processing plant.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

For a complete understanding, this Management’s Discussion and Analysis should be read in conjunction with the Financial Statements and Notes to the Financial Statements contained in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Overview

We are engaged in the development and exploration of nickel, cobalt and brown coal deposits in the Republic of Kazakhstan. We carry out our exploration activities through our two wholly-owned subsidiaries, Kyzyl Kain Mamyt LLP and Kaznickel LLP.

The primary assets of KKM are exclusive subsoil use licenses and contracts to a 575,756 acre territory in northwestern Kazakhstan referred to herein as the Kempirsai deposit. The contract grants KKM the right to explore, extract and process nickel and cobalt ore from the Kempirsai deposit, which is comprised of the Kara-Obinskoe and Stepninskoye sections (collectively referred to as the “Kara-Obinskoye section”) and the Novo-Shandashinskoe section. KKM also holds a subsoil use contract to explore and produce brown coal from the Mamyt coal deposit, which is located within 40 kilometers of the Kempirsai deposit. Unless otherwise indicated by the context of the disclosure, the Kara-Obinskoye section, the Novo-Shandashinskoye section and the Mamyt deposit are collectively referred to herein as the Kempirsai deposit.

The primary asset of Kaznickel is an exclusive subsoil use license and contract that grants Kaznickel the exclusive right, through February 2010 to explore for nickel, cobalt and other minerals in a 12,232 acre area in northeastern Kazakhstan known as the Gornostai deposit. The concession further provides that if we make a commercial discovery of nickel, cobalt or other minerals within the concession territory, we can apply for and receive the exclusive rights to commercially produce and sell nickel and cobalt ore through February 2026.

The following table provides additional information regarding our subsoil use contracts:

Territory Name	Size of Territory	Primary Minerals	License Type	License or Contract #	License and Subsoil Use Contract Term

Kempirsai	575,756 acres	Nickel and cobalt ore	Production	MG #420 MG #426	Expires Oct, 12, 2011 unless extended.

Mamyt	116 acres	Brown coal	Production	MG #9-D	Expires Dec, 11 2018 unless extended.
Gornostai	12,232 acres	Nickel and cobalt ore	Exploration and Production	1349	Exploration period expires Feb. 26, 2010(1). Production period expires Feb. 26, 2026 unless extended.

(1)

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

We are currently at the exploration stage on the Gornostai deposit. To retain our subsoil use contract during exploration stage we are required to satisfy a minimum work program that is approved by the Geology Committee of the MEMR. In January 2008, Kaznickel agreed with the Expert Committee of the MEMR to an extension of the exploration period to February 2010. Currently, Kaznickel is in the process of signing an addendum to its subsoil use contract to reflect these changes. The annual work program for 2008 should be approved upon signing the addendum.

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

We have retained the services of an independent engineering firm to conduct a feasibility study reviewing different technologies to determine the best processing technology, optimal processing capacity, construction costs and timelines, etc. to allow us to determine the type of processing facility we will construct at the Kempirsai deposit. We expect the feasibility study to be completed by the second half of 2008.

Results of Operations

Since inception we have generated limited revenue. We have spent millions of dollars to date and anticipate that we will spend significant additional capital before we begin to realize significant revenue from operations.

In July 2006, we realized net proceeds of approximately $26,400,000 through a private placement of our equity securities. As of March 31, 2008, we had fully spent those funds. Currently, we are in the process of seeking additional funding to continue our efforts to develop and exploit our mineral resources. There is no assurance that we will be able to obtain additional funding in the future on favorable terms, or at all. At this time, we have no commitments from any parties to provide us additional funding.

Three months ended March 31, 2008 compared to the three months ended March 31, 2007

Revenue

Because our deposits are without known reserves, we are considered to be in the exploration stage. Any revenues earned during this stage from sale of ore or brown coal are recorded against exploratory costs. During the three months ended March 31, 2008, such incidental sales amounted to $14,800. No such sales were made during the three months ended March 31, 2007.

General and Administrative Expenses

Our general and administrative expenses during the three months ended March 31, 2008 decreased to $1,025,077 from $1,255,862 during the first quarter 2007. This $230,785 decrease in general and administrative expenses in the first quarter 2008 was primarily the result of lower professional fees. During the first quarter 2007, we incurred certain costs for professional fees primarily attributable to costs associated with a resource estimation prepared by a third party consulting firm that we did not incur during the first quarter 2008. We plan to allocate approximately $4,000,000 for general and administrative expenses during the remainder of the 2008 fiscal year.

Research and Development Costs

We engaged in no research and development cost during the first quarter 2008 or 2007. During the 2008 fiscal year we have budgeted approximately $800,000 for hydrochlorination processing technology testing and feasibility studies.

Exploratory Costs

During the three months ended March 31, 2008 we have done no exploratory drilling at the Gornostai deposit because Kaznickel is in the process of signing an addendum to its subsoil use contract. Exploratory costs incurred during this period mainly represent geologists’ and other specialists’ salaries and other cost in preparation for future exploratory activities. By comparison, we incurred $860,862 in exploratory costs during the three months ended March 31, 2007 in drilling 353 test holes (all the test holes were in the South section of the Gornostai deposit), or 60% of our drilling program for the previous year, which enabled us to complete our required exploratory drilling program for 2007 by July 2007. We budgeted $400,000 for drilling and core sampling expenses during 2008.

We also plan to spend $1,500,000 for extraction of 350,000 tons of ore in order to meet KKM’s contract obligations. This cost will be included into exploratory costs for as long as the Company is an exploration stage company.

Also, as discussed above, because our activities are considered as exploratory, exploratory costs are reflected net of revenues earned from sale of ore or brown coal. During the three month period ended March 31, 2008, we earned revenue of $14,800. By comparison during the three month period ended March 31, 2007, we realized no revenue.

Accretion Expense

Accretion expense increased by $1,413 during the three months ended March 31, 2008 compared to the same period of 2007. Until we engage in mining and production, we believe accretion expense will continue at rates consistent with those realized during the quarter ended March 31, 2008.

Grant Compensation Expense

During the three months ended March 31, 2008 we recognized $122,860 in grant compensation expense for restricted stock grants issued to certain officers and key employees during the fourth quarter 2006 and the first quarter 2008 compared to $189,479 of the expenses for the similar period of 2007. The decrease mainly occurred because of reversal of the deferred compensation amount of $822,455 in the second quarter of 2007 due to the resignation of Marat Cherdabayev, the previous CEO and President of the Company.

On March 25, 2008 the board agreed to award to certain executives and key employees of the Company additional restricted stock grants (421,772 shares) with the estimated fair value of $337,418. As a result of the award of these restricted stock grants, we anticipate the next quarterly grant compensation expense amount to increase by approximately $31,440.

Total Operating Expense and Loss from Operations

Our total operating expense and loss from operations decreased from $2,326,114 during the three months ended March 31, 2007 to $1,194,800 during three months ended March 31, 2008. The principal reasons for the increase are the following:

•	a decrease in general and administrative expense of $230,785 due to lower professional fees during the first quarter 2008;
•	a decrease in exploratory costs of $835,323 mainly due to delayed drilling at the Gornostai deposit; and
•	a decrease in recognition of the stock grant compensation expenses of $66,619.

Interest Income

During the three months ended March 31, 2008, we realized interest on deposits of $529. By comparison, during the three months ended March 31, 2007, we realized interest on deposits of $189,631. Almost no interest income was earned during the first quarter of 2008 due to lack of free funds to be placed on bank deposits.

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

Exchange Gain/Loss

During the quarter ended March 31, 2008 we realized an exchange gain of $12,107 compared to an exchange gain of $480,132 during the quarter ended March 31, 2007. As with translation adjustment, we recognize exchange gain or loss as a result of having subsidiaries operating in foreign countries whose functional currency may or may not be the U.S. dollar. This requires us to translate results of operations from a foreign currency, in this case Kazakh tenge, to U.S. dollars at the average exchange rate, where results of operations include exchange gains or losses on the U.S. dollar monetary assets and liabilities.

Net Loss

For the foregoing reasons, during the three months ended March 31, 2008 we experienced a net loss of $1,170,395 compared to a net loss of $1,295,977 during the three months ended March 31, 2007 (the latter figure was derived after deducting deferred tax benefits of $441,113 while no deferred tax benefit was recognized during the first quarter of 2008). We anticipate that we will continue to experience increasing net losses until we are able to engage in significant nickel and cobalt ore extraction, processing and sales. We anticipate we will continue to experience net losses until we are able to engage in nickel and cobalt ore extraction, processing and sales.

Liquidity and Capital Resources

Our capital resources have consisted primarily of funds we have borrowed from related and non-related parties and funds we raised through a private placement of our equity securities in July 2006. These funds, however, represent only a portion of the funds we will need to complete exploration and development and move to commercial production. As of March 31, 2008, we had fully spent funds previously realized from the private placement of our equity securities. We have used the money raised in the private offering to reduce debt, acquire equipment, explore our deposits and fund our activities.

We have incurred a net loss of $16,094,294 for the period from March 5, 2004 (date of inception) through March 31, 2008. Current assets exceeded current liabilities by $154,355 at March 31, 2008.

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

During the three months ended March 31, 2008 and March 31, 2007, cash was used to fund operations as follows:

For the Three Months Ended March 31,	2008	2007

Net cash used in operating activities	$ (812,174)	$ (2,043,437)
Net cash used in investing activities	(3,964)	(227,507)
Net cash provided by financing activities	2,897,467	—
Effect of exchange rate changes on cash	(8,771)	85,433
NET (DECREASE) INCREASE IN CASH	$ 2,072,558	$ (2,185,511)

During the three months ended March 31, 2008 net cash used in operating activities was $812,174 compared to net cash used in operating activities of $2,043,437 during the three months ended March 31, 2007. This decrease in net cash used in operating activities primarily occurred due to reduced exploratory activities as a result of the uncertainty about the KKM lawsuit with the MEMR and the delay with the signing the amendment to the subsoil agreement between Kaznickel and the MEMR.

During the three months ended March 31, 2008 net cash used in investing activities was $3,964. By comparison, during the three months ended March 31, 2007 we used net cash in investing activities of $227,507. We used less cash in investing activity during the first quarter of 2008 mainly for the same reasons discussed in the preceding paragraph.

During the three months ended March 31, 2007 no cash was generated in financing activities compared to net cash provided by financing activities of $2,897,467 during the three months ended March 31, 2008. This increase in net cash provided by financing activities occurred due to loans provided to KKM under the consortium agreement.

Plan of Operations

As of March 31, 2008, we had cash on hand of $2,829,501. This amount will mainly be spent on the works under the preliminary consortium agreement signed by KKM, GRK Koitas and Asia-Invest. We will still need to raise an additional $19,000,000 to meet our annual work program requirements and planned activities. We plan to seek these funds through a combination of private equity and debt financing. Following is a brief description of how we plan to allocate such funds during next nine months of the fiscal 2008.

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

Hydrochlorination Processing Technology Testing

During the next nine months we expect to spend approximately $200,000 for testing at our pilot plant of the mineral concentrating capability of our proprietary hydrochlorination processing technology and to formulate required procedures, protocols and operational guidelines.

Extraction costs

We plan to spend $1,500,000 for extraction of 350,000 tons in order to meet KKM’s contract obligations.

Feasibility Study

We anticipate spending approximately $400,000 for the preparation of the feasibility study for the construction of the pyrometallurgical and hydrometallurgical plant in the Gornostai deposit. This study will be prepared by Wardell Armstrong International. Also, we plan to spend approximately $200,000 for completion of a pre-feasibility study for the construction of the pyrometallurgical and hydrometallurgical plant in the Kempirsai deposit. This amount includes involvement of the Russian institute Gipronickel (St Peterburg) for the pilot testing on the Russian technology and Wardell Armstrong International for completion of the pilot testing on the acid leaching technologies. The completion of the study on the Kempirsai deposit is expected by the end of first half of 2008 with indication of estimates for capital and operational expenditures which will allow us to make final decision on the technology to be used for processing of the Kempirsai ore and start the feasibility study and design of the processing plant.

Processing Plant Design

As discussed in the preceding paragraph, we plan to spend approximately $10,700,000 for design of the processing plant in the Kempirsai field during the second half of 2008.

Field Modernization

We have allocated approximately $1,000,000 for modernization of vehicles and equipment at the Kempirsai deposit to allow us to increase our ore extracting capabilities.

Administrative Expenses

We plan to allocate approximately $4,000,000 for administrative expenses during the next nine months, which include expenses of maintaining offices in the United States and Kazakhstan, for salaries and taxes.

Professional Fees

We expect to incur approximately $520,000 in expenses for services of our financial auditors and securities attorneys during the next nine months.

Additional Activities

As discussed above, we are currently considering alternatives to a hydrochlorination processing plant to allow us to begin to generate cash flow from the Kempirsai deposit. We do not currently have sufficient cash on hand to fund these activities, nor have we budgeted for these items in our 2008 budget. Therefore, to undertake these activities we will need to obtain additional capital either through equity or debt financing. We plan to seek this funding through private equity investments or debt financing to be obtained from banks or shareholders. We currently have no firm commitment from any party to provide us additional funding.

On November 7, 2007 we signed the agreement with a Russian processing plant for sale of 4,500 tons of ore for testing purposes. As of the date of this report, we have shipped approximately 1,290 tons of ore. The remaining 3,210 tons of ore are in the shipping process. We have agreed with the Russian processing plant to commence negotiations for the sale of up to 500,000 tons of ore annually depending on the test processing results of the initial 4,500 tons of ore. We plan to start this negotiation during the second half of 2008.

Summary of Material Contractual Commitments

The following table lists our significant commitments as of March 31, 2008:

		Payments Due by Fiscal Year
Contractual Commitments	Total	Less than 1 year	2-3 years	4-5 years

Kaznickel’s work programs (1)	$ 4,031,221	$ 1,500,000	$ 2,531,221	-0-

KKM’s work programs (2)	$130,000,000	$15,000,000	$85,000,000	$30,000,000

Operating leases	$ 328,836	$ 328,836	-0-	-0-
Total	$134,360,057	$16,828,836	$87,531,221	$30,000,000

(1)

Each year we must submit an annual work program to the MEMR. The annual work [rogram indicates scopes of mining works for exploration, production and finance costs. The work programs for Kaznickel represent estimates based on the subsoil use contract and results of the preliminary discussions and negotiations with the MEMR which will be finalized after the extension contract is signed by the MEMR. The estimates include $550,000 for exploration drilling (2,000 meters - in 2008 and 2009), sampling and assaying (1,000 core samples in 2008 and 2009), metallurgical tests and preparation of the report to the State Resource Committee. Also, the estimates include $750,000 for repayment to the Republic of Kazakhstan of historical costs incurred by it in undertaking geological and geophysical studies and infrastructure improvements related to the Gornostai deposit. The repayment terms of this obligation will not be determined until such time as we apply for and are granted a contract to engage in commercial production by the Republic of Kazakhstan. We currently anticipate that we will apply for a commercial production contract within the next 1-3 years. However, there is no guarantee when or if we will discover commercially producible reserves within the Gornostai deposit. Should we decide not to pursue a commercial production contract, we can relinquish the Gornostai deposit to the Republic of Kazakhstan in satisfaction of this obligation. Also, the estimates include the subsoil use contract requirement to donate $300,000 for the ongoing development of Astana and Kurchatov, which are cities in Kazakhstan.

(2)

Each year we must submit an annual work program to the MEMR. The annual work program indicates scopes of mining works for exploration, production and finance costs. KKM’s work programs represent estimates based on the subsoil use contract and the financial model which is attached to the working program as a justification of the hydroclorination technology. The contract requires us to invest up to $100,000,000 for construction of a processing plant during the contract period. As discussed above, prior to the end of 2007, it had been the practice in Kazakhstan that if the subsurface user, for any reason, could not fulfill the conditions of its annual work program during a given year, those conditions were extended to the next year because the subsoil user’s obligations under its contract were effective throughout the contract duration. This practice, however, was terminated by order of the president of Kazakhstan at the end of 2007. It now appears that the government will impose fines and/or penalties and may even cancel subsurface use contracts if the contract holder fails to satisfy the annual work program on a yearly basis. Also, the estimates include $950,000 for removal of all equipment and remediate the property. This remediation work can be done during the term of the subsoil use contract or upon completion of the terms of the contract. The 2008 work program for KKM is under discussion and negotiations with the MEMR.

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

As of March 31, 2008 we had no off-balance sheet financing arrangements.

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

As of the end of the period covered by this report we conducted an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2008.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings

As discussed in Note 1 to the Financial Statements, on December 10, 2007, the MEMR unilaterally terminated KKM’s contracts and licenses to explore for nickel, cobalt, brown coal, and other minerals within the Kempirsai and the Mamyt deposits on the basis that KKM had material failures in execution of the work programs associated with the contacts and licenses, but did not detail those failures. In January 2008, KKM filed an action in the Court of Astana city against the MEMR challenging the legality of the unilateral termination of the KKM contracts and licenses by the MEMR for several reasons, including that the contracts and licenses had been terminated on grounds not provided for in the subsoil use contracts and legislation and there were no material failures in the execution of the work programs associated with the contracts and licenses. In February 2008, the Court of Astana city acknowledged that the unilateral termination of the contracts and licenses by the MEMR was illegitimate. The Court cancelled the order of the MEMR relating to the unilateral termination of the licenses and reinstated the KKM contracts and licenses. In March 2008, the MEMR appealed the decision of the Court of Astana city to the Supreme Court of the Republic of Kazakhstan. On April 22, 2008 the Supreme Court rejected the appeal of the MEMR and upheld the decision of the Court of Astana city cancelling the unilateral termination of the Company’s rights to its Kempirsai deposit by the MEMR and reinstating the Company’s contracts and licenses to the Kempirsai deposit.

We are not aware of any other material pending or threatened litigation or governmental agency proceeding to which Bekem or any of our directors, officers or affiliates are, or would be, a party.

Item 1A. Risk Factors

There have been no material changes to the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

BEKEM METALS, INC.

Date: May 15, 2008	/s/ Yermek Kudabayev
Yermek Kudabayev Chief Executive Officer

Date: May 15, 2008	/s/ Zhassulan Bitenov
Zhassulan Bitenov Chief Financial Officer