Form 10-Q
period 2008-06-30
BEKEM METALS INC
filed 2008-08-14
CIK 1223550

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                                                                                                                                                      Yes [X]  No [   ]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer or a smaller public company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)                                                                                                                                                                 Yes [   ] No [X]

As of August 11, 2008, the registrant had 125,172,011 shares of common stock, par value $0.001, issued and outstanding.

BEKEM METALS, INC.

FORM 10-Q

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets (Unaudited) as of June 30, 2008 and December 31, 2007	3

Condensed Consolidated Statements of Operations (Unaudited) for the Three Months and Six Months Ended June 30, 2008 and 2007, and for the Period from March 5, 2004 (Date of Inception) through June 30, 2008	4

Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2008 and 2007, and for the Period from March 5, 2004 (Date of Inception) through June 30, 2008	5

Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Qualitative and Quantitative Disclosures About Market Risk	29

Item 4. Controls and Procedures	29

PART II — OTHER INFORMATION

Item 1A. Risk Factors	30

Item 6. Exhibits	30

Signatures	31

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BEKEM METALS, INC. AND SUBSIDIARIES

(An Exploration Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2008	2007

ASSETS

Current Assets
Cash	$ 3,316,353	$ 756,943
Trade accounts receivable	10,628	4,048
VAT recoverable	266,854	269,087
Inventories	290,092	287,240
Note receivable from related party	14,917,328	-
Prepaid expenses and other current assets	102,163	118,847
Deferred compensation	617,180	483,766
Total Current Assets	19,520,598	1,919,931

Property, plant and mineral interests (net of accumulated
depreciation of $538,377 and $416,773 )	14,056,614	14,226,359
Non-current deferred compensation	152,200	225,351
Other assets	64,942	78,996
Total Assets	$ 33,794,354	$ 16,450,637

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$ 503,719	$ 423,776
Accrued expenses	381,341	237,142
Advances received	-	257,689
Notes payable to related parties	19,672,050	-
Due to related party	658	791
Total Current Liabilities	20,557,768	919,398

Asset retirement obligation	1,078,694	1,039,048
Total Liabilities	21,636,462	1,958,446

Commitments and Contingencies	-	-

Shareholders' Equity
Preferred stock; $0.001 par value, 20,000,000 shares
authorized, no shares outstanding	-	-
Common stock; $0.001 par value, 150,000,000 shares authorized,
and 125,172,011 and 124,750,239 shares issued and outstanding	125,172	124,750
Additional paid-in capital	28,540,235	28,203,239
Accumulated deficit	(17,536,524)	(14,923,899)
Accumulated other comprehensive income	1,029,009	1,088,101
Total Shareholders' Equity	12,157,892	14,492,191

Total Liabilities and Shareholders' Equity	$ 33,794,354	$ 16,450,637

The accompanying notes are an integral part of these condensed consolidated financial statements.

                BEKEM METALS, INC. AND SUBSIDIARIES

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

					For the Period from
					March 5, 2004
	For the Three Months		For the Six Months		(Date of Inception)
	Ended June, 30		Ended June, 30		Through
	2008	2007	2008	2007	June 30, 2008

Revenue	$ -	$ -	$ -	$ -	$ -

Operating Expenses
General and administrative expenses	1,320,246	1,387,709	2,345,323	2,643,571	10,818,826
Research and development costs	184,549	-	184,549	-	1,272,787
Exploratory costs	91,843	982,283	117,382	1,843,145	6,521,022
Accretion expense on asset retirement obligations	21,317	20,458	42,641	40,369	255,426
Stock grant compensation expense	154,295	(2,427)	277,155	187,052	857,673

Total Operating Expenses	1,772,250	2,388,023	2,967,050	4,714,137	19,725,734

Loss From Operations	(1,772,250)	(2,388,023)	(2,967,050)	(4,714,137)	(19,725,734)

Other Income (Expense)
Translation adjustment	29,803	(55,663)	42,261	(139,387)	(207,873)
Exchange gain (loss)	(10,095)	211,847	2,012	691,979	(297,002)
Interest income	62,046	36,996	62,575	226,627	472,888
Interest expense	-	-	-	(1,018)	(1,677,441)
Other income	248,266	18,585	247,577	22,588	366,829

Net Other Income (Expense)	330,020	211,765	354,425	800,789	(1,342,599)

Net Loss Before Minority Interest and Taxes	(1,442,230)	(2,176,258)	(2,612,625)	(3,913,348)	(21,068,333)
Deferred tax benefit	-	-	-	441,113	3,390,601
Loss in minority interest	-	-	-	-	141,208

Net Loss	$ (1,442,230)	$ (2,176,258)	$ (2,612,625)	$ (3,472,235)	$ (17,536,524)

Basic Loss per Common Share	$ (0.01)	$ (0.02)	$ (0.02)	$ (0.03)
Weighted-Average Shares used in
Basic Loss per Common Share	125,172,011	125,167,376	124,975,030	125,169,681

The accompanying notes are an integral part of these condensed, consolidated financial statements.

BEKEM METALS, INC. AND SUBSIDIARIES

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

			For the Period from
			March 5, 2004
	For the Six Months		(Date of Inception)
	Ended June, 30		through
	2008	2007	June 30, 2008

Cash Flows from Operating Activities
Net loss	$ (2,612,625)	$ (3,472,235)	$ (17,536,524)
Adjustments to reconcile net loss to
net cash provided by operating activities:
Depreciation and amortization	145,326	66,781	631,119
Accretion expense on asset retirement obligations	42,641	40,369	255,426
Interest expense from debt discount	-	-	963,231
Shares issued on option modification	-	-	19,426
Deferred tax benefit	-	(441,113)	(3,390,601)
Foreign currency exchange loss (gain) and translation adjustment	(20,892)	(33,713)	190,387
Purchased exploration costs	-	-	251,286
Impairment loss on property, plant and equipment	-	-	1,043,720
Loss (gain) on disposal of property and equipment	(231,497)	147,415	(163,768)
Stock grant compensation expense	277,155	187,052	857,673
Loss recognized on minority shareholders' interest	-	-	(141,208)
Change in operating assets and liabilities:
Trade accounts receivable	(13,432)	(3,341)	(5,629)
Inventories	(3,918)	(97,076)	(15,937)
VAT recoverable	1,483	5,410	(194,080)
Prepaid expenses and other current assets	(16,052)	(105,495)	37,896
Related party receivables / payables	7,880	(29,877)	(144,300)
Accounts payable	80,748	187,034	186,655
Accrued expenses	140,111	(625,373)	87,576
Net Cash From Operating Activities	(2,203,072)	(4,174,162)	(17,067,652)

Cash Flows from Investing Activities
Purchase of property and equipment	(34,660)	(434,744)	(3,709,138)
Purchase of intangible assets	(405)	(7,016)	(65,498)
Proceeds from disposal of property and equipment	-	-	286,507
Loans provided to related party	(14,900,000)	-	(14,900,000)
Restricted cash	-	100,000	-
Loans provided to third party	-	-	(56,983)
Cash acquired in acquisitions	-	-	50,475
Net Cash From Investing Activities	(14,935,065)	(341,760)	(18,394,637)

Cash Flows from Financing Activities
Proceeds from notes payable	-	-	14,706,914
Payments on notes payable	-	-	(22,745,753)
Proceeds from loans / notes payable - related parties	19,698,150	-	24,025,062
Payments on loans / notes payable - related parties	-	-	(4,326,912)
Issuance of shares for cash	-	-	26,728,842
Net Cash From Financing Activities	19,698,150	-	38,388,153

Effect of Exchange Rate Changes on Cash	(603)	100,799	390,489

Net Increase (Decrease) in Cash	2,559,410	(4,415,123)	3,316,353
Cash at Beginning of Period	756,943	8,583,680	-
Cash at End of Period	$ 3,316,353	$ 4,168,557	$ 3,316,353

The accompanying notes are an integral part of these condensed, consolidated financial statements.

BEKEM METALS, INC. AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008 (UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND NATURE OF BUSINESS

Interim Financial Information – The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they are condensed and do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. The accompanying financial statements should be read in conjunction with the most recent audited financial statements of Bekem Metals, Inc. included in its annual report on Form 10-K filed for the year ended December 31, 2007. Operating results for the six-month period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

Brisa Equities Corporation, a British Virgin Islands holding company (“Brisa”), together with other entities its owners control, is the controlling shareholder of KMI and was also the controlling shareholder of BMI. Accordingly, the transaction was considered to be between entities under common control and did not result in a change in control of BMI. Following the transaction, entities over which the controlling shareholder maintained voting and investment control held 51,600,000 BMI common shares, which represented 51.5% of the then outstanding 100,088,888 common shares.

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

BEKEM METALS, INC. AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008 (UNAUDITED)

Kazakh Metals, Inc. – The consolidated financial statements also include the accounts of KMI and its wholly-owned subsidiary, Kyzyl Kain Mamyt LLP (“KKM”), which it acquired on May 31, 2005 in a purchase business combination.

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

In January 2008, Kaznickel agreed with the Expert Committee of the Ministry of Energy and Minerals Resources (“MEMR”) of the Republic of Kazakhstan to an extension of the exploration period to February 2010. The respective addendum to the subsoil use contract was signed between Kaznickel and the MEMR on May 16, 2008. Upon discovery of commercially producible nickel and/or cobalt reserves, the Company may notify the MEMR and convert from exploration stage to commercial production stage. If the Company makes no commercial discoveries before the end of the exploration period, as extended, the rights to the territory will revert back to the Republic of Kazakhstan. Upon completion of exploration, the Company will return to the Republic of Kazakhstan the rights to all areas within the licensed territory wherein no commercial discoveries of nickel and/or cobalt were made. When the Company completes exploration of the Gornostai deposit, assuming that commercial discoveries are made, the Company will apply to the MEMR to move to commercial production.

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

BEKEM METALS, INC. AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008 (UNAUDITED)

Because the Company does not have a reserve estimate for its deposits that conforms to the standards of Industry Guide 7 issued by the U.S. Securities and Exchange Commission, its operations were considered to be at the exploratory stage for the period from March 5, 2004 (Date of Inception) through June 30, 2008.

Business Condition – The Gornostai and the Kempirsai deposits have not yet entered the development stage with respect to their mineral interests and have no production while the Company’s mineral licenses contain certain work program requirements to be met which are expected to require significant capital. The Company has realized only limited revenue from the Kempirsai deposit and no revenue from the Gornostai deposit and has very little ability to generate revenue. The Company does not expect this to change until it builds and begins operating a nickel ore processing plant. The Company will need to raise significant additional capital in order to maintain its current activities and to fund construction of a processing plant. The Company expects to be totally dependent upon investment funds to support its activities until such time as it begins to generate sufficient revenue to fund operations. The Company expects these funds will consist primarily of funds raised in equity and/or debt financing activities.

In the past the Company has been able to raise capital through the sale of its equity securities and continues to believe that investors will see the merits of its plans to exploit its mineral licenses and will be able to raise capital. The Company currently has no firm commitment from any party to provide additional equity or debt financing and there is no guarantee that it will obtain additional financing on acceptable terms, or at all. Certain shareholders of the Company have indicated a willingness to provide the Company a line of credit to meet current needs, however, the Company has no formal agreement with said shareholders to provide this line of credit and the shareholders are under no obligation to enter into any agreement or make available any funds to the Company. If the Company is unsuccessful in obtaining additional funding during 2008, the Company will have insufficient funds to continue exploring its territories or to meet its mineral license work program requirement. Failure to satisfy its work program requirements could result in fines and penalties or even the possible forfeiture of the subsoil use contracts and licenses.

In March 2008, KKM entered into a preliminary consortium agreement (the “Consortium”) with two other Kazakhstani companies, GRK Koitas LLP (“GRK”) and Asia-Invest Corporation LLP (“AI”). GRK and AI are related parties of the Company through a common stockholder. These companies have exploration and production licenses near the Company’s Kempirsai deposits in northwestern Kazakhstan. The preliminary consortium agreement is for the development and construction of a nickel processing plant in the area for joint use by the parties. Under the preliminary consortium agreement, KKM is considered to be the operator of the Consortium. The preliminary shares of the parties in the Consortium are the following: KKM – 50%; GRK Koitas – 40%; and Asia-Invest – 10%. The final ownership interests of the parties will be determined upon completion of the feasibility study, design of the processing plant and a definitive consortium agreement, but not later than March 1, 2009. The parties have the right to withdraw from the Consortium subject to three months written notice. Under the preliminary consortium agreement, the parties are obliged to jointly contribute approximately $40 million for financing the construction of the processing plant, of this amount, KKM is obligated to contribute approximately $20 million, which is subject to revision not later than March 1, 2009.

BEKEM METALS, INC. AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008 (UNAUDITED)

Kempirsai Exploration Stage – The Kempirsai, or KKM, operations are considered to be in the exploration stage until the Company establishes commercially producible reserves within the Kempirsai deposit.

Gornostai Exploration Stage – The Gornostai, or Kaznickel, operations are considered to be in the exploration stage. Since its inception on March 5, 2004, the Company has devoted a substantial amount of effort to raising capital, acquiring Kaznickel, and exploring the Gornostai deposit under its exploration contract. This mineral property has not yet reached development or production stage and accordingly, no revenues from production have been recorded.

NOTE 2 – CASH AND CASH EQUIVALENTS

The Company considers all demand deposits, money market accounts and marketable securities purchased with an original maturity of three months or less to be cash and cash equivalents. The fair value of cash and cash equivalents approximates their carrying amounts due to their short-term maturity.

Cash consists of the following:

	June 30,	December 31,
	2008	2007
Current accounts (USD)	$ 2,616,849	$ 253,892
Current accounts (Tenge, translated to USD)	161,201	503,051
Bank deposit (Tenge, translated to USD)	538,303	–
Total	$ 3,316,353	$ 756,943

Bank deposit account is located in a Kazakhstani Bank (Kazkommertsbank). The bank deposit earns interest of 4.5% annually. The bank deposit was placed for a maturity of one month and is renewable each month.

NOTE 3 – NOTE RECEIVABLE FROM RELATED PARTY

On May 22, 2008 the Company signed a Note Agreement with Latimer Assets Inc. Pursuant to the terms of the Note Agreement, the Company loaned $7,400,000 to Latimer Assets Inc. (“Latimer”). The note was originally interest free. Latimer owns substantial interests in GRK and AI.

On June 19, 2008 the Company and Latimer entered into Addendum # 1 to the Note Agreement whereby the Company agreed to loan an additional $7,500,000 to Latimer, increasing the total note amount to $14,900,000. The total note was provided at an interest rate of 2% per annum. Interest is charged on a monthly basis and is payable as a lump-sum payment at the date of the note repayment. Repayment of the note is due on March 1, 2009. The balance of the note receivable from related party at June 30, 2008 was $14,917,328, which includes $17,328 of interest.

BEKEM METALS, INC. AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008 (UNAUDITED)

Pursuant to a Pledge Agreement dated May 22, 2008 between the Company, its subsidiary, KKM, GRK and AI, the note is secured by a pledge of a cumulative 39% interest in the Consortium. The 39% interest consists of 31% of GRK’s 40% interest in the Consortium and 8% of AI’s 10% interest in the Consortium.

NOTE 4 - PROPERTY, PLANT AND MINERAL INTERESTS

Property, plant and mineral interests consist of the following:

	June 30,	December 31,
	2008	2007
Buildings	$ 2,001,699	$ 1,995,927
Machinery and equipment	3,746,824	3,771,957
Other fixed assets	150,030	149,721
Unproved mineral interests	8,696,438	8,725,527
	14,594,991	14,643,132
Accumulated depreciation	(538,377)	(416,773)
Net Property and Equipment	$ 14,056,614	$ 14,226,359

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

The Contract provides the Company certain rights and also imposes certain obligations and commitments. The rights include exploration through February 2010 (extended from 2008, as discussed in Note 1), and development and production of minerals through February 26, 2026. The obligations and commitments under the amended Contract are approximately $2,000,000. This amount includes $543,000 ($275,000 in 2008 and $268,000 in 2009) for

BEKEM METALS, INC. AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008 (UNAUDITED)

exploration drilling (2,000 meters), sampling and assaying (1,000 core samples), metallurgical tests and preparation of the report to the State Resource Committee. The amount also includes financing the region’s social programs in the amount of $5,000 during the exploration extension period. Also, the estimates include $750,000 for repayment to the Republic of Kazakhstan of historical costs incurred by it in undertaking geological and geophysical studies and infrastructure improvements related to the Gornostai deposit. The repayment terms of this obligation will not be determined until Kaznickel applies to the Republic of Kazakhstan for and is granted a contract to engage in commercial production, which is anticipated within the next one to two years. However, there is no guarantee when or if Kaznickel will discover commercially producible reserves within the Gornostai deposit. Also, the estimates include the subsoil use contract requirement to donate $300,000 for the ongoing development of Astana and Kurchatov, which are cities in Kazakhstan.

Kempirsai Deposit

Bekem acquired two contracts to explore for and extract minerals in connection with the purchase of KKM. One contract is for the exploration and extraction of nickel and cobalt ore through October 12, 2011 from deposits located in an approximately 575,756 acre site in the northwest area of the Republic of Kazakhstan approximately 130 kilometers northeast of the city of Aktobe, Kazakhstan, near the town of Badamsha, referred to as the “Kempirsai” deposit. The other contract is for the exploration and extraction of Mamyt brown coal through December 11, 2018 at a site located within 40 kilometers of the Kempirsai deposit. The contracts may be extended upon agreement between KKM and the Geology and Minerals Resources Committee of the MEMR. The obligations and commitments under the contracts are approximately $130,000,000. This amount includes a commitment to invest $100,000,000 for construction of a processing plant during the contract period. Also, the estimates include $950,000 for removal of all equipment and to remediate the property. The 2008 work program for KKM is currently under discussion and negotiation with the MEMR.

The Kempirsai contract requires the Company to pay royalty payments equal to 2.21% of gross ore sales. The Mamyt brown coal contract requires a royalty payment equal to nine tenths of one percent (0.9%) of gross coal sales. Both contracts require the Company to pay an excess profits tax ranging from 4 to 30 percent based upon an internal rate of return (as defined in the contracts) ranging from 22 to 30 percent. The allocated purchase price of the mineral interest included a capitalized amount of an acquired asset retirement obligation. Obligations also include the establishment and funding of a reclamation fund that includes the cost of removing buildings and equipment used. The Company is also required to comply with Kazakh environmental laws and regulations.

NOTE 5 – NOTES PAYABLE TO RELATED PARTIES

In March 2008, KKM entered into a preliminary consortium agreement, subject to negotiation of the terms of a definitive agreement, with two Kazakhstani companies (GRK and AI) who also have exploration and production licenses near the Company's Kempirsai deposits in northwestern Kazakhstan. This agreement provides for the joint development and construction of a nickel processing plant in the area for joint use by the parties.

BEKEM METALS, INC. AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008 (UNAUDITED)

In March and April 2008, KKM received advances of KZT 2,278 million ($18,865,424 as of June 30, 2008) from GRK, and KZT 97 million ($806,625 as of June 30, 2008) from AI, which are to be used for construction of a processing plant. As discussed in Note 1, the parties have the right to withdraw from the Consortium subject to three months written notice. Consequently, these advances have been classified as current notes payable to related parties.

NOTE 6 – SHAREHOLDERS’ EQUITY

Stock grants and shares resigned – On October 20, 2006, under the Company’s 2003 Stock Option Plan and pursuant to the board of directors desire to attract and retain experienced and educated executives, the board agreed to award to certain executives and key employees of the Company restricted stock grants totaling 1,083,123 shares. The vesting of the shares is contingent upon meeting various company-wide performance goals, including timely filing of reports with the Securities and Exchange Commission, meeting the deadlines for operations as dictated by the board of directors, timely performing of the drilling work program requirements as dictated by the MEMR, and start of commercial operations. If these goals are not met, the Company will not recognize compensation expense and will reverse any previously recognized compensation expenses. The fair value of the restricted stock grants was valued at $1.95 per share, which represented the closing market price of the Company’s stock on October 20, 2006, or $2,112,090.

As a result of the resignation of Marat Cherdabayev, the former CEO and President of the Company,

during 2007, the Company reversed $822,455 (421,772 shares) of previously realized deferred compensation. On March 25, 2008 the board agreed to award to certain executives and key employees of the Company restricted stock grants totaling 421,772 shares. The fair value of the restricted stock grants was valued at $0.80 per share, which represented the closing market price of the Company’s stock on March 25, 2008, or $337,418.

As of June 30, 2008, there was $769,380 of total unexpensed compensation cost. The cost is expected to be recognized over a period of fifteen months. As of June 30, 2008, shares vested amounted to 280,367. The Company recognized $277,155 and $187,052 of compensation expense for the six months ended June 30, 2008 and 2007, respectively.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

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

BEKEM METALS, INC. AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008 (UNAUDITED)

Management expects the Company will need $50 million to $300 million to fund construction of a processing plant, depending on which technology and the size of plant the Company determines to be appropriate. If funding can be secured, management hopes to begin construction in 2008 and anticipates a processing plant could be operational in 2011. As the Company generates no revenue, it will need to raise additional capital through the sale of its equity and/or debt securities to fund plant construction.

Failure to Satisfy the Terms of the Subsoil Use Contracts – Under its subsoil use contracts, the Company is required to satisfy its annual minimum work program requirements. There is no guarantee that the Company will be able to continue to meet these commitments in the future. If the Company fails to satisfy these commitments, it may be subject to penalties and fines and/or the loss of one or more of its subsoil use contracts. The cancellation of contracts would have a material adverse effect on the business, results of operations and financial condition of the Company. The Company would seek waivers of any breaches or seek to renegotiate the terms of its commitments in the event the Company cannot meet such commitments.

For many years it was the practice of the MEMR that if a subsurface user for any reason could not fulfill certain conditions for a specific year, such actions were extended to the next year. During the latter part of 2007, however, this practice was terminated by order of the president of Kazakhstan. This change in practice has created great uncertainty as to how the government will proceed in the future. This problem is enhanced by the fact that no legislatively fixed mechanism exists for independent determination, at a detail level, of compliance by subsurface users with the parameters of their annual work program. Currently, this determination is made at the discretion of officials employed by the MEMR. These officials are authorized to suspend the activities of the subsurface user even for a minor breach of the detailed annual program. This fact, coupled with the right of the MEMR to unilaterally terminate a subsoil user’s contract if the contractor materially breaches the subsoil use contract obligations, indicates the Company has a risk of penalties and fines and/or even the loss of one or more of its subsoil use contracts.

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

June 30, 2008 (UNAUDITED)

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

June 30, 2008 (UNAUDITED)

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

Operating Leases – Bekem leases approximately 400 square feet of office space located in Salt Lake City, Utah for its administrative and registered office in the United States. The Company pays annual rent of approximately $7,800 for this space pursuant to a lease agreement that expires December 31, 2008 with an option to extend the lease for an additional year.

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

KKM rents approximately 1,120 square feet of office space in Aktobe, Kazakhstan. KKM pays approximately $5,500 per month for this space under a one-year lease agreement, which expires December 31, 2008.

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

The primary assets of KKM are exclusive subsoil use licenses and contracts to a 575,756 acre territory in northwestern Kazakhstan referred to herein as the Kempirsai deposit. The contract grants KKM the right to explore, extract and process nickel and cobalt ore from the Kempirsai deposit, which is comprised of the Kara-

Obinskoe and Stepninskoye sections (collectively referred to as the “Kara-Obinskoye section”) and the Novo-Shandashinskoe section. KKM also holds a subsoil use contract to explore and produce brown coal from the Mamyt coal deposit, which is located within 40 kilometers of the Kempirsai deposit. Unless otherwise indicated by the context of the disclosure, the Kara-Obinskoye section, the Novo-Shandashinskoye section and the Mamyt deposit are collectively referred to herein as the Kempirsai deposit.

The primary asset of Kaznickel is an exclusive subsoil use license and contract that grants Kaznickel the exclusive right, through February 2010, to explore for nickel, cobalt and other minerals in a 12,232 acre area in northeastern Kazakhstan known as the Gornostai deposit. The concession further provides that if we make a commercial discovery of nickel, cobalt or other minerals within the concession territory, we can apply for and receive the exclusive rights to commercially produce and sell nickel and cobalt ore through February 2026.

The following table provides additional information regarding our subsoil use contracts:

Territory Name	Size of Territory	Primary Minerals	License Type	License or Contract #	License and Subsoil Use Contract Term

Kempirsai	575,756 acres	Nickel and cobalt ore	Production	MG #420 MG #426	Expires October 12, 2011 unless extended.

Mamyt	116 acres	Brown coal	Production	MG #9-D	Expires December 11 2018 unless extended.
Gornostai	12,232 acres	Nickel and cobalt ore	Exploration and Production	1349	Exploration period expires February 26, 2010(1). Production period expires February 26, 2026 unless extended.

(1)

In January 2008, Kaznickel agreed with the Expert Committee of the MEMR to the extension of the exploration period up to February 2010. The respective addendum to the subsoil use contract was signed between Kaznickel and the MEMR on May 16, 2008.

As noted above, our subsoil use contract for the Kempirsai nickel and cobalt deposit and Mamyt brown coal deposit grant us commercial production rights. The Kempirsai deposit was discovered in 1938 and at its peak in the late 1980’s produced almost five million tons of ore annually. Since the mid-1990’s, however, mining activity at the deposit has been insignificant.

We are currently at the exploration stage on the Gornostai deposit. To retain our subsoil use contract during the exploration stage we are required to satisfy a minimum work program that is approved by the Geology Committee of the MEMR. The annual work program for 2008 requires Kaznickel to drill test holes totaling at least 1,000 meters (the same for 2009).

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

We have retained the services of an independent engineering firm to conduct a pre-feasibility study reviewing different technologies to determine the best processing technology, optimal processing capacity, construction costs and timelines, etc. to allow us to determine the type of processing facility we will construct at the Kempirsai deposit. We expect the pre-feasibility study to be completed by the second half of 2008.

Results of Operations

Since inception we have generated limited revenue. We have spent millions of dollars to date and anticipate that we will spend significant additional capital before we begin to realize significant revenue from operations.

In July 2006, we realized net proceeds of approximately $26,400,000 through a private placement of our equity securities. As of June 30, 2008, we had fully spent those funds. Currently, we are in the process of seeking additional funding to continue our efforts to develop and exploit our mineral resources. There is no assurance that we will be able to obtain additional funding in the future on favorable terms, or at all. At this time, we have no commitments from any parties to provide us additional funding.

Three months ended June 30, 2008 compared to the three months ended June 30, 2007

Revenue

Because our deposits are without known reserves, we are considered to be in the exploration stage. Any revenues earned during this stage from sale of ore or brown coal is recorded against exploratory costs. During the three months ended June 30, 2008, such incidental sales amounted to $78,270. By comparison, during the second quarter 2007, we realized $36,655 from such incidental sales.

General and Administrative Expenses

Our general and administrative expenses during the three months ended June 30, 2008 decreased to $1,320,246 from $1,387,709 during the second quarter 2007. This $67,463 decrease in general and administrative expenses during the three months ended June 30, 2008 was primarily the result of lower non-recurring tax expenses. During the second quarter of 2007, we incurred approximately $80,000 of withholding taxes on equipment acquired for pilot testing hydrochlorination equipment. We plan to allocate approximately $2,700,000 for general and administrative expenses during the remainder of the 2008 fiscal year.

Research and Development Costs

During the three months ended June 30, 2008, we incurred research and development costs of $184,549. This amount was related to preparation of the pre-feasibility study on construction of nickel processing plant at the Kempirsai deposits. We engaged in no research and development cost during the second quarter of 2007. During the 2008 fiscal year, we have budgeted approximately $800,000 for processing technology testing and pre-feasibility studies.

Exploratory Costs

During the three months ended June 30, 2008, we have done no exploratory drilling at the Gornostai deposit. The exploratory drilling specified in our annual work program for 2008 is planned to be completed in the second half of the year. Approximately $107,200 was spent during this period on chemical and other laboratory analyses of drilled samples. By comparison, we incurred $561,608 in exploratory costs during the three months ended June 30, 2007 in drilling 250 test holes (246 test holes in the South section of the Gornostai deposit and 4 test holes in the North section of the Gornostai deposit). We budgeted $400,000 for drilling and core sampling expenses during 2008.

Also, as discussed above, because our activities are considered as exploratory, exploratory costs are reflected net of revenues earned from sale of ore or brown coal. During the three month period ended June 30, 2008, we realized revenue of $78,270. By comparison during the three month period ended June 30, 2007, we realized $36,655 of revenue.

The remaining exploratory costs of $62,913 incurred during the second quarter of 2008 mainly represent geologists’ and other specialists’ salaries and other costs in preparation for future exploratory activities.

We plan to spend $1,500,000 for extraction of 350,000 tons of ore in order to meet KKM’s contract obligations. This cost will be included in exploratory costs for as long as we are an exploration stage company.

Accretion Expense

Accretion expense increased by $859 to $21,317 during the three months ended June 30, 2008 compared to the same period of 2007. Until we engage in mining and production, we believe accretion expense will continue at rates consistent with those realized during the quarter ended June 30, 2008.

Grant Compensation Expense

During the three months ended June 30, 2008, we recognized $154,295 in grant compensation expense for restricted stock grants issued to certain officers and key employees during the fourth quarter of 2006 and the first quarter 2008 compared to $(2,427) for the three months ended June 30, 2007, which resulted from a reversal of the deferred compensation amount of $822,455 during the first quarter 2007 due to the resignation of Marat Cherdabayev, the previous CEO and President of the Company.

On March 25, 2008, the board agreed to award to certain executives and key employees of the Company additional restricted stock grants (421,772 shares) with an estimated fair value of $337,418. As a result of the award of these restricted stock grants, the quarterly grant compensation expense amount has increase by approximately $31,440.

Total Operating Expense and Loss from Operations

Our total operating expense and loss from operations decreased from $2,388,023 during the three months ended June 30, 2007 to $1,772,250 during three months ended June 30, 2008. The principal reason for the change is a decrease in exploratory costs of $890,440 mainly due to significantly reduced volume of the required drilling and other exploratory works at the Gornostai deposit.

Interest Income

During the three months ended June 30, 2008, we realized interest on deposits and on the note receivable from related party of $62,046. The amount includes $44,718 of interest earned on short-term bank deposits and $17,328 accrued on the note receivable from Latimer. By comparison, during the three months ended June 30, 2007, we realized interest on deposits of $36,996.

Translation Adjustment

The consolidated financial statements are presented in U.S. dollars. The functional currency of Kaznickel is U.S. dollars. The functional currency of KKM is Kazakh tenge. Results of operations are translated into U.S. dollars at the average exchange rates during the reporting period. All balance sheet accounts of KKM are translated at exchange rates on the date of the financial statements and translation differences are included in stockholders’ equity as cumulative translation adjustments. However, non-monetary assets and liabilities of Kaznickel, as well as the related expense accounts, are translated into U.S. dollars, using historical exchange rates and monetary assets and liabilities are  translated into U.S. dollars using exchange rates on the date of the financial statements and the Kaznickel translation differences are included in the results of operations.

Therefore, the translation adjustment in the consolidated financial statements represents the translation differences from translation of Kaznickel’s financial statements. As a result, the translation adjustment is commonly, but not always, positive if the average exchange rates are lower than exchange rates on the date of the financial statements and negative if the average exchange rates are higher than exchange rates on the date of the financial statements.

Exchange Gain/Loss

During the quarter ended June 30, 2008, we realized an exchange loss of $10,095 compared to an exchange gain of $211,847 during the quarter ended June 30, 2007. As with the translation adjustment, we recognize an exchange gain or loss as a result of having subsidiaries operating in foreign countries whose functional currency may or may not be the U.S. dollar. This requires us to translate results of operations from a foreign currency, in this case Kazakh tenge, to U.S. dollars at the average exchange rate, where results of operations include exchange gains or losses on the U.S. dollar monetary assets and liabilities.

Other Income (Expense)

During the three months ended June 30, 2008, we realized $248,266 of other income mainly representing income from the sale of two locomotives. Advance payments for the locomotives were received in 2007 in the amount of $252,958.

Net Loss

For the foregoing reasons, during the three months ended June 30, 2008, we experienced a net loss of $1,442,230 compared to a net loss of $2,176,258 during the three months ended June 30, 2007. We anticipate we will continue to experience net losses until we are able to engage in significant nickel and cobalt ore extraction, processing and sales.

Six months ended June 30, 2008 compared to the six months ended June 30, 2007

Revenue

As explained above, because our deposits are without known reserves, we are considered to be in the exploration stage. Any revenues earned from sale of ore or brown coal while we are in exploration stage is recorded against exploratory costs. During the six months ended June 30, 2008, sales amounted to $93,070. By comparison, during the six month period ended June 30, 2007, we realized $36,655 of sales.

General and Administrative Expenses

Our general and administrative expenses during the six months ended June 30, 2008 decreased to $2,345,323 from $2,643,571 during the six months ended 2007. This $298,248 decrease in general and administrative expenses for the six months ended June 30, 2008 was primarily the result of lower professional fees. During the first quarter 2007, we incurred certain costs for professional fees primarily attributable to costs associated with a resource estimation prepared by a third party consulting firm. We did not incur similar fees during the first quarter 2008. In addition, in the second quarter of 2007 we incurred approximately $80,000 of non-recurring withholding taxes on equipment acquired for pilot testing hydrochlorination equipment.

Research and Development Costs

During the six months ended June 30, 2008, we incurred research and development cost of $184,549. This amount was related to preparation of the pre-feasibility study on construction of nickel processing plant at the Kempirsai deposits. We engaged in no research and development cost during the six months ended June 30, 2007. During the 2008 fiscal year, we have budgeted approximately $800,000 for processing technology testing and pre-feasibility studies.

Exploratory Costs

During the six months ended June 30, 2008, we have done no exploratory drilling at the Gornostai deposit. The exploratory drilling specified in our annual work program for 2008 is planned to be completed in the second half of the year. Approximately $107,200 was spent during this period on chemical and other laboratory analyses of the drilled samples. By comparison, during the first six months of 2007 we incurred $1,395,804 in exploratory drilling costs on completion of drilling of 603 test holes (599 test holes in the South section and 4 test holes in the North section of the Gornostai deposit) to an aggregate depth of 15,020 meters (14,720 meters in the South section and 300 in the North section). We budgeted $400,000 for drilling and core sampling expenses during 2008.

Also, as discussed above, because our activities are considered as exploratory, exploratory costs are reflected net of revenues earned from sale of ore or brown coal. During the six month period ended June 30, 2008, we realized revenue of $93,070. By comparison during the six month period ended June 30, 2007, we realized $36,655 of revenue.

The remaining exploratory costs, $103,252, incurred during the six months ended June 30, 2008 mainly represent geologists’ and other specialists’ salaries and other costs in preparation for future exploratory activities.

We also plan to spend $1,500,000 for extraction of 350,000 tons of ore in order to meet KKM’s contract obligations. This cost will be included in exploratory costs for as long as the Company is an exploration stage company.

Accretion Expense

Accretion expense increased by $2,272 to $42,641 during the six months ended June 30, 2008 compared to the same period of 2007. Until we engage in mining and production, we believe accretion expense will continue at rates consistent with those realized during the six months ended June 30, 2008.

Grant Compensation Expense

During the six months ended June 30, 2008, we recognized $277,155 in grant compensation expense for restricted stock grants issued to certain officers and key employees during the fourth quarter 2006 and the first quarter 2008 compared to $187,052 of the expenses for the similar period of 2007. The decrease in 2007 occurred mainly because of the reversal of deferred compensation of $822,455 due to the resignation of Marat Cherdabayev, our former CEO and President.

Total Operating Expense and Loss from Operations

Our total operating expense and loss from operations decreased from $4,714,137 during the six months ended June 30, 2007 to $2,967,050 during six months ended June 30, 2008. The principal reasons for the decrease are the following:

•	a decrease in general and administrative expense of $298,248 due to lower professional fees and non-recurring tax expenses during the six months ended June 30, 2008; and
•	a decrease in exploratory costs of $1,725,763 mainly due to significantly reduced volume of the required drilling and other exploratory works at the Gornostai deposit.

Interest Income

During the six months ended June 30, 2008, we realized interest on deposits and on the note receivable related party of $62,575. The amount includes $45,247 of interest earned on short-term bank deposits and $17,328 accrued on the note receivable from Latimer. By comparison, during the six months ended June 30, 2007, we realized interest on deposits of $226,627.

Translation Adjustment

As indicated above, the translation adjustment in the consolidated financial statements represents the translation differences from translation of the Kaznickel’s financial statements. The average exchange rate during the six months ended June 30, 2008 was lower than the closing exchange rate, thus resulting in a positive translation adjustment during the six months ended June 30, 2008.

Exchange Gain/Loss

During the six months ended June 30, 2008, we realized an exchange gain of $2,012 compared to an exchange gain of $691,979 during the six months ended June 30, 2007. As with the translation adjustment, we recognize exchange gain or loss as a result of having subsidiaries operating in foreign countries whose functional currency may or may not be the U.S. dollar. This requires us to translate results of operations from a foreign currency, in this case Kazakh tenge, to U.S. dollars at the average exchange rate, where results of operations include exchange gains or losses on the U.S. dollar monetary assets and liabilities.

Other Income (Expense)

During the six months ended June 30, 2008, we realized $247,577 of other income mainly representing income from the sale of two locomotives. Advance payments for the locomotives were received in 2007 in the amount of $252,958.

Net Loss

For the foregoing reasons, during the six months ended June 30, 2008, we experienced a net loss of $2,612,625 compared to a net loss of $3,472,235 during the six months ended June 30, 2007. We anticipate we will continue to experience net losses until we are able to engage in significant nickel and cobalt ore extraction, processing and sales.

Liquidity and Capital Resources

Our capital resources have consisted primarily of funds we have borrowed from related and non-related parties and funds we raised through a private placement of our equity securities in July 2006. As of June 30, 2008, we had fully spent funds previously realized from the private placement of our equity securities. We have used the money raised in the private offering to reduce debt, acquire equipment, explore our deposits and fund our activities.

We have incurred a net loss of $17,536,524 for the period from March 5, 2004 (date of inception) through June 30, 2008. Current liabilities exceeded current assets by $1,037,170 at June 30, 2008.

We anticipate the need for substantial additional capital resources during the 2008 fiscal year to meet the annual work program obligations associated with our Kempirsai and Gornostai deposits. Certain shareholders of the Company have indicated a willingness to provide us a line of credit to satisfy at least part of our 2008 annual work program requirement. We do not, however, have any formal agreement with said shareholders to provide this line of credit and our shareholders are under no obligation to enter into any agreement or make available to us any funds. As discussed above, if we are unsuccessful in obtaining additional funding during 2008, we will likely have insufficient funds to continue operations or to meet our annual work program requirements. If we cannot fulfill our annual work program requirement, we could be subjected to fines and penalties and to the possible forfeiture of our subsoil use contracts and licenses.

During the six months ended June 30, 2008 and June 30, 2007, cash was used to fund operations as follows:

For the Six Months Ended June 30,	2008	2007

Net cash used in operating activities	$(2,203,072)	$ (4,174,162)
Net cash used in investing activities	(14,935,065)	(341,760)
Net cash provided by financing activities	19,698,150	-
Effect of exchange rate changes on cash	(603)	100,799
NET (DECREASE) INCREASE IN CASH	$ 2,559,410	$ (4,415,123)

During the six months ended June 30, 2008, net cash used in operating activities was $2,203,072 compared to net cash used in operating activities of $4,174,162 during the six months ended June 30, 2007. This decrease in net cash used in operating activities primarily occurred due to reduced exploratory activities as a result of the uncertainty regarding the KKM lawsuit with the MEMR (which was resolved during the second quarter of 2008) and the delay in signing the amendment to the subsoil agreement between Kaznickel and the MEMR (signed on May 16, 2008).

During the six months ended June 30, 2008, net cash used in investing activities was $14,935,065. By comparison, during the six months ended June 30, 2007, we used net cash in investing activities of $341,760. The increased cash outflows in investing activity during the six month ended June 30, 2008 mainly occurred due to the loan provided to Latimer.

During the six months ended June 30, 2007, no cash was generated in financing activities. By comparison, net cash provided by financing activities was $19,698,150 during the six months ended June 30, 2008. This increase in net cash provided by financing activities occurred due to proceeds received by KKM under the preliminary Consortium agreement.

Plan of Operations

As of June 30, 2008, we had cash on hand of $3,316,353. This amount will mainly be spent on works under the preliminary consortium agreement signed by KKM, GRK Koitas and Asia-Invest. We will still need to raise an additional $19,000,000 to meet our annual work program requirements and planned activities. We plan to seek these funds through a combination of private equity and debt financing. The following is a brief description of how we plan to allocate such funds during the final six months of the 2008 fiscal year if they are obtained.

Drilling and Core Analysis

We will allocate approximately $400,000 to drilling and exploration. This includes drilling of approximately 1,000 meters of the North section of the Gornostai deposit, sample assaying, sample selection and handling and preparation of the geological report on the South section for the State Reserves Committee. These services will be performed by a local drilling company and certain research institutes.

Processing Technology Testing

During the next six months, we expect to spend approximately $200,000 for testing at our pilot plant of the mineral concentrating capability of our proprietary hydrochlorination processing technology and to formulate required procedures, protocols and operational guidelines.

Extraction costs

We plan to spend $1,500,000 for extraction of 350,000 tons of ore in order to meet KKM’s contract obligations.

Pre-Feasibility Study

We anticipate spending approximately $400,000 for the preparation of a pre-feasibility study for the construction of pyrometallurgical and hydrometallurgical plants in the Gornostai deposit. This study will be prepared by Wardell Armstrong International.

Also, we plan to spend approximately $200,000 for completion of a pre-feasibility study with indication of estimates for capital and operational expenditures, which will allow us to make a final decision on the technology to be used for the processing of the Kempirsai ore and to start the feasibility study and design of the processing plant. This amount includes involvement of the Russian institute Gipronickel (St. Peterburg) for pilot testing on the Russian technology and Wardell Armstrong International for completion of the pilot testing on the acid leaching technologies. The pre-feasibility study on the Kempirsai deposit is in the process of review and approval.

Feasibility Study and Processing Plant Design

We plan to spend approximately $9,100,000 for design of the processing plant in the Kempirsai field during the second half of 2008. This amount includes $2,500,000 for preparation of the bankable feasibility study, if requested by financial institutes.

Field Modernization

We have allocated approximately $4,000,000 for modernization of vehicles and equipment at the Kempirsai deposit to allow us to increase our ore extracting capabilities.

Administrative Expenses

We plan to allocate approximately $2,700,000 for administrative expenses during the next six months, which include expenses of maintaining offices in the United States and Kazakhstan, salaries and taxes.

Professional Fees

We expect to incur approximately $500,000 in expenses for services from our financial auditors and securities attorneys during the next six months.

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

On November 7, 2007, we signed an agreement with a Russian processing plant for the sale of 4,500 tons of ore for testing purposes. The whole volume of ore was shipped during the six months ended June 30, 2008. We have agreed with the Russian processing plant to commence negotiations for the sale of up to 500,000 tons of ore annually depending on the test processing results of the initial 4,500 tons of ore. We plan to start this negotiation during the second half of 2008.

Summary of Material Contractual Commitments

The following table lists our significant commitments as of June 30, 2008:

		Payments Due by Fiscal Year
Contractual Commitments	Total	Less than 1 year	2-3 years	4-5 years

Kaznickel’s work programs (1)	$ 2,000,000	$ 275,000	$ 1,725,000	-0-

KKM’s work programs (2)	$130,000,000	$10,000,000	$90,000,000	$30,000,000

Operating leases	$ 328,836	$ 328,836	-0-	-0-
Total	$132,328,836	$10,603,836	$91,725,000	$30,000,000

(1)

Each year we must submit an annual work program to the MEMR. The annual work program indicates the scope of mining works for exploration, production and finance costs. The work program for Kaznickel represents estimates based on the subsoil use contract and includes $550,000 for exploration drilling (2,000 meters - in 2008 and 2009), sampling and assaying (1,000 core samples in 2008 and 2009), metallurgical tests and preparation of the report to the State Resource Committee. Also, the estimates include $750,000 for repayment to the Republic of Kazakhstan of historical costs incurred by it in undertaking geological and geophysical studies and infrastructure improvements related to the Gornostai deposit. The repayment terms of this obligation will not be determined until such time as we apply for and are granted a contract to engage in commercial production by the Republic of Kazakhstan. We currently anticipate that we will apply for a commercial production contract within the next one to two years. However, there is no guarantee when or if we will discover commercially producible reserves within the Gornostai deposit. Should we decide not to pursue a commercial production contract, we can relinquish the Gornostai deposit to the Republic of Kazakhstan in satisfaction of this obligation. Also, the estimates include the subsoil use contract requirement to donate $300,000 for the ongoing development of Astana and Kurchatov, which are cities in Kazakhstan.

(2)

Each year we must submit an annual work program to the MEMR. The annual work program indicates the scope of mining works for exploration, production and finance costs. KKM’s work program represents estimates based on the subsoil use contract and the financial model which is attached to the working program as a justification of the hydroclorination technology. The contract requires us to invest up to $100,000,000 for construction of a processing plant during the contract period. As discussed above, prior to the end of 2007, it had been the practice in Kazakhstan that if the subsurface user, for any reason, could not fulfill the conditions of its annual work program during a given year, those conditions were extended to the next year because the subsoil user’s obligations under its contract were effective throughout the contract duration. This practice, however, was terminated by order of the president of Kazakhstan at the end of 2007. It now appears that the government will impose fines and/or penalties and may even cancel subsurface use contracts if the contract holder fails to satisfy the annual work program on a yearly basis. Also, the estimates include $950,000 for removal of all equipment and to remediate the property. This remediation work can be done during the term of the subsoil use contract or upon completion of the terms of the contract. The 2008 work program for KKM is under discussion and negotiations with the MEMR.

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

As of June 30, 2008 we had no off-balance sheet financing arrangements.

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

Use of Estimates – In connection with the preparation of our financial statements, we are required to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. One of the significant areas requiring the use of management estimates and assumptions relates to environmental reclamation and closure obligations. Under our licenses with the Republic of Kazakhstan, we are required to reclaim our licensed territories following completion of the exploration and mining activities. To prepare our financial statements in accordance with accounting principles generally accepted in the United States of America we are required to account for this obligation. The determination of the amount of the mine retirement and environmental reclamation obligation the Republic of Kazakhstan will impose upon us, however, has not yet been determined. The determination of the mine retirement and environmental reclamation obligation is based, in significant part, on the size of each deposit. Because we are still exploring our Gornostai property and do not yet know the full extent of the Gornostai deposit, the mine retirement and environmental reclamation obligation has not yet been set by the Republic of Kazakhstan. We base our estimate of this obligation on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ significantly from our estimate.

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

Foreign Currency Risk

Our functional currency is the U.S. dollar. Our Kazakhstani subsidiary Kaznickel uses the U.S. dollar as its functional currency and KKM uses the Kazakh tenge as its functional currency. To the extent that business transactions in Kazakhstan are denominated in the Kazakh Tenge we are exposed to transaction gains and losses that could result from fluctuations in the U.S. Dollar—Kazakh Tenge exchange rate. We do not engage in hedging transactions to protect us from such risk.

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

As of the end of the period covered by this report we conducted an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2008.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes to the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 6. Exhibits

Exhibits. The following exhibits are included as part of this report:

Exhibit 10.1	Loan Agreement, dated May 22, 2008, between Bekem Metals, Inc., and Latimer Assets Inc.

Exhibit 10.2	Addendum No. 1 to the Loan Agreement dated 22 May 2008, dated 19 June 2008, between Bekem Metals, Inc. and Latimer Assets Inc.

Exhibit 10.3	Pledge Agreement, dated May 22, 2008, between Bekem Metals, Inc., GRK Koitas LLC, Asia-Invest Corporation LLC and Kyzyl Kain Mamyt LLC.

Exhibit 10.4	Addendum No. 1 to the Pledge Agreement dated May 22, 2008, dated 19 June 2008, between Bekem Metals, Inc., GRK Koitas LLC, Asia-Invest Corporation LLC and Kyzyl Kain Mamyt LLC.

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification by the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification by the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf, thereunto duly authorized.

BEKEM METALS, INC.

Date: August 14, 2008	/s/ Yermek Kudabayev
Yermek Kudabayev Chief Executive Officer

Date: August 14, 2008	/s/ Zhassulan Bitenov
Zhassulan Bitenov Chief Financial Officer