Form 10-Q
period 2008-09-30
BEKEM METALS INC
filed 2008-11-14
CIK 1223550

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

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
Yes [ ] No [X]

As of November 14, 2008, the registrant had 125,172,011 shares of common stock, par value $0.001, issued and outstanding.

BEKEM METALS, INC.

FORM 10-Q

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets (Unaudited) as of September 30, 2008 and December 31, 2007	3

Condensed Consolidated Statements of Operations (Unaudited) for the Three Months and Nine Months Ended September 30, 2008 and 2007, and for the Period from March 5, 2004 (Date of Inception) through September 30, 2008	4

Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2008 and 2007, and for the Period from March 5, 2004 (Date of Inception) through September 30, 2008	5

Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Qualitative and Quantitative Disclosures About Market Risk	28

Item 4. Controls and Procedures	29

PART II — OTHER INFORMATION

Item 1A. Risk Factors	29

Item 6. Exhibits	30

Signatures	30

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BEKEM METALS, INC. AND SUBSIDIARIES

(An Exploration Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2008	2007

ASSETS

Current Assets
Cash	$ 1,477,448	$ 756,943
Trade accounts receivable	94,248	4,048
VAT recoverable	283,688	269,087
Inventories	292,894	287,240
Note receivable from related party	14,991,828	-
Prepaid expenses and other current assets	493,386	118,847
Deferred compensation	615,085	483,766
Total Current Assets	18,248,577	1,919,931

Property, plant and mineral interests (net of accumulated
depreciation of $601,174 and $416,773 )	14,170,773	14,226,359
Non-current deferred compensation	-	225,351
Other assets	65,807	78,996
Total Assets	$ 32,485,157	$ 16,450,637

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Notes payable to related parties	$ 19,826,392	$ -
Accounts payable	226,027	423,776
Accrued expenses	338,408	237,142
Advances received	242,656	257,689
Due to related party	828	791
Total Current Liabilities	20,634,311	919,398

Asset retirement obligations	1,101,094	1,039,048
Total Liabilities	21,735,405	1,958,446

Commitments and Contingencies	-	-

Shareholders' Equity
Preferred stock; $0.001 par value, 20,000,000 shares
authorized, no shares outstanding	-	-
Common stock; $0.001 par value, 150,000,000 shares authorized,
and 125,172,011 and 124,750,239 shares issued and outstanding	125,172	124,750
Additional paid-in capital	28,540,235	28,203,239
Accumulated deficit	(18,947,113)	(14,923,899)
Accumulated other comprehensive loss	1,031,458	1,088,101
Total Shareholders' Equity	10,749,752	14,492,191

Total Liabilities and Shareholders' Equity	$ 32,485,157	$ 16,450,637

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEKEM METALS, INC. AND SUBSIDIARIES

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		For the Period from March 5, 2004 (Date of Inception) through
	2008	2007	2008	2007	September 30, 2008

Revenue	$ -	$ -	$ -	$ -	$ -

Operating Expenses
Cost of product sold	-	-	-	-	-
General and administrative expenses	966,815	871,463	3,312,138	3,564,696	11,785,641
Research and development costs	44,749	-	229,298	-	1,317,536
Exploratory costs	395,345	489,230	512,727	2,282,713	6,916,367
Accretion expense on asset retirement obligations	21,337	20,189	63,978	60,558	276,763
Grant compensation expense	154,295	120,941	431,450	307,993	1,011,968

Total Operating Expenses	1,582,541	1,501,823	4,549,591	6,215,960	21,308,275

Loss From Operations	(1,582,541)	(1,501,823)	(4,549,591)	(6,215,960)	(21,308,275)

Other Income
Translation adjustment	(31,611)	(77,526)	10,650	(216,913)	(239,484)
Exchange gain (loss)	14,186	361,665	16,198	1,053,644	(282,816)
Interest income	82,738	89,902	145,313	316,529	555,626
Interest expense	-	-	-	(1,018)	(1,677,441)
Other income	106,639	9,953	354,216	32,541	473,468

Net Other Income	171,952	383,994	526,377	1,184,783	(1,170,647)

Net Loss Before Minority Interest and Taxes	(1,410,589)	(1,117,829)	(4,023,214)	(5,031,177)	(22,478,922)
Deferred tax benefit	-	-	-	441,113	3,390,601
Loss in minority interest	-	-	-	-	141,208

Net Loss	$ (1,410,589)	$ (1,117,829)	$ (4,023,214)	$ (4,590,064)	$ (18,947,113)

Basic Loss per Common Share	$ (0.01)	$ (0.01)	$ (0.03)	$ (0.04)
Weighted-Average Shares used in
Basic Loss per Common Share	125,172,011	124,750,239	125,041,169	125,028,330

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEKEM METALS, INC. AND SUBSIDIARIES

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,		For the Period from March 5, 2004 (Date of Inception) through
	2008	2007	September 30, 2008

Cash Flows from Operating Activities
Net loss	$ (4,030,380)	$ (4,590,064)	$ (18,954,279)
Adjustments to reconcile net loss to
net cash provided by operating activities:
Depreciation and amortization	223,393	99,777	709,186
Accretion expense on asset retirement obligations	64,014	60,558	276,799
Interest expense from debt discount	-	-	963,231
Shares issued on option modification	-	-	19,426
Deferred tax benefit	-	(441,113)	(3,390,601)
Foreign currency exchange loss (gain) and translation adjustment	25,794	(203,106)	237,073
Purchased exploration costs	-	-	251,286
Impairment loss on property, plant and equipment	-	-	1,043,720
Loss on disposal of property and equipment	20,905	150,604	88,634
Stock grant compensation expense	431,450	307,993	1,011,968
Loss recognized on minority shareholders' interest	-	-	(141,208)
Change in operating assets and liabilities:
Trade accounts receivable	(97,066)	(2,949)	(89,263)
Inventories	(4,490)	(155,160)	(16,509)
VAT recoverable	(13,768)	(13,222)	(209,331)
Prepaid expenses and other current assets	(456,091)	(225,887)	(402,143)
Change in related party receivables / payables	-	(4,619)	(152,180)
Accounts payable	(198,876)	(174,605)	(92,969)
Accrued expenses	91,092	(570,261)	38,557
Net Cash From Operating Activities	(3,944,023)	(5,762,054)	(18,808,603)

Cash Flows from Investing Activities
Purchase of property and equipment	(131,851)	(516,434)	(3,806,329)
Purchase of intangible assets	(2,560)	(7,399)	(67,653)
Proceeds from disposal of property and equipment	-	-	286,507
Loans provided	(14,900,000)	-	(14,900,000)
Notes receivable	-	-	(56,983)
Cash acquired in acquisitions	-	-	50,475
Net Cash From Investing Activities	(15,034,411)	(523,833)	(18,493,983)

Cash Flows from Financing Activities
Proceeds from notes payable	-	-	14,706,914
Payments on notes payable	-	-	(22,745,753)
Proceeds from loans / notes payable - related parties	19,698,150	-	24,025,062
Payments on loans / notes payable - related parties	-	-	(4,326,912)
Issuance of shares for cash	-	-	26,728,842
Net Cash From Financing Activities	19,698,150	-	38,388,153

Effect of Exchange Rate Changes on Cash	789	80,632	391,881

Net Increase (Decrease) in Cash	720,505	(6,205,255)	1,477,448
Cash at Beginning of Period	756,943	8,583,680	-
Cash at End of Period	$ 1,477,448	$ 2,378,425	$ 1,477,448

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEKEM METALS, INC. AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008 (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND NATURE OF BUSINESS

Interim Financial Information- The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they are condensed and do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. The accompanying financial statements should be read in conjunction with the most recent audited financial statements of Bekem Metals, Inc. included in its annual report on Form 10-K filed for the year ended December 31, 2007. Operating results for the nine-month period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

Basis of Presentation

On October 24, 2005, Bekem Metals, Inc. (hereinafter referred to as “us,” “we,” “the Company”, “BMI” or “Bekem”) entered into an Acquisition Agreement with Kazakh Metals, Inc., a British Virgin Islands international business company (“KMI”), under which BMI acquired 100% of the outstanding common shares of KMI in exchange for the issuance of 61,200,000 common shares.

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

Bekem Metals, Inc.- The consolidated financial statements include the accounts of Condesa and Kaznickel, since the date of its acquisition by Condesa, and the accounts of BMI since its acquisition by Condesa. Condesa was incorporated under the laws of the British Virgin Islands on March 5, 2004. Condesa acquired BMI in a reverse acquisition, on January 28, 2005. On July 24, 2006, Condesa transferred its interest in Kaznickel to Bekem, making Kaznickel a wholly-owned subsidiary of Bekem. On September 30, 2006, Bekem sold Condesa to a third party for a nominal value. Condesa is included in the consolidated financial statements from the date of acquisition to the date of disposal.

BEKEM METALS, INC. AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008 (UNAUDITED)

Kazakh Metals, Inc.- The consolidated financial statements also include the accounts of KMI and its wholly-owned subsidiary, Kyzyl Kain Mamyt LLP (“KKM”), which it acquired on May 31, 2005 in a purchase business combination.

Currency Translation- The consolidated financial statements are presented in U.S. dollars. The functional currency of the Company’s subsidiaries operating in Kazakhstan is U.S. dollars for Kaznickel and Kazakh tenge for KKM. Results of operations are translated into U.S. dollars at the average exchange rates during the reporting period. Non-monetary assets and liabilities of Kaznickel are translated into U.S. dollars, using historical exchange rates and monetary assets and liabilities are translated into U.S. dollars using exchange rates on the date of the financial statements. Translation differences are included in results of operations. All balance sheet accounts of KKM are translated at exchange rates on the date of the financial statements and translation differences are included in stockholders’ equity as cumulative translation adjustments.

Reclassification- Certain prior period amounts have been reclassified to conform to the 2008 presentation. These reclassifications had no effect on the previously reported net income.

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

BEKEM METALS, INC. AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008 (UNAUDITED)

Because the Company does not have a reserve estimate for its deposits that conforms to the standards of Industry Guide 7 issued by the U.S. Securities and Exchange Commission, its operations were considered to be at the exploratory stage for the period from March 5, 2004 (Date of Inception) through September 30, 2008.

Business Condition- The Gornostai and the Kempirsai deposits have not yet entered the development stage with respect to their mineral interests and have no production while the Company’s mineral licenses contain certain work program requirements to be met which are expected to require significant capital. The Company has realized only limited revenue from the Kempirsai deposit and no revenue from the Gornostai deposit and has very little ability to generate revenue. The Company does not expect this to change until it builds and begins operating a nickel ore processing plant. The Company will need to raise significant additional capital in order to maintain its current activities and to fund construction of a processing plant. The Company expects to be totally dependent upon investment funds to support its activities until such time as it begins to generate sufficient revenue to fund operations. The Company expects these funds will consist primarily of funds raised in equity and/or debt financing activities.

In the past the Company has been able to raise capital through the sale of its equity securities and continues to believe that investors will see the merits of its plans to exploit its mineral licenses and will be able to raise capital. The Company currently has no firm commitment from any party to provide additional equity or debt financing and there is no guarantee that it will obtain additional financing on acceptable terms, or at all. If the Company is unsuccessful in obtaining additional funding during 2008, the Company will have insufficient funds to continue exploring its territories, to meet its mineral license work program requirement or to satisfy its operating needs. Failure to satisfy its work program requirements could result in fines and penalties or even the possible forfeiture of the subsoil use contracts and licenses.

In March 2008, KKM entered into a preliminary consortium agreement (“the Consortium”) with two other Kazakhstani companies, GRK Koitas LLP (“GRK”) and Asia-Invest Corporation LLP (“AI”). GRK and AI are related parties of the Company through a common stockholder. These companies have exploration and production licenses near the Company’s Kempirsai deposits in northwestern Kazakhstan. The preliminary consortium agreement is for the development and construction of a nickel processing plant in the area for joint use by the parties. Under the preliminary consortium agreement, KKM is considered to be the operator of the Consortium. The preliminary shares of the parties in the Consortium are the following: KKM - 50%; GRK Koitas - 40%; and Asia-Invest - 10%. The final ownership interests of the parties will be determined upon completion of the feasibility study, design of the processing plant and a definitive consortium agreement, but not later than March 1, 2009. The parties have the right to withdraw from the Consortium subject to three months written notice. Under the preliminary consortium agreement, the parties are obliged to jointly contribute approximately $40 million for financing the construction of the processing plant, of this amount, KKM is obligated to contribute approximately $20 million, which is subject to revision not later than March 1, 2009.

BEKEM METALS, INC. AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008 (UNAUDITED)

Kempirsai Exploration Stage- The Kempirsai, or KKM, operations are considered to be in the exploration stage until the Company establishes commercially producible reserves within the Kempirsai deposit. Accordingly, no revenues from production have been recorded.

Gornostai Exploration Stage- The Gornostai, or Kaznickel, operations are considered to be in the exploration stage. Since its inception on March 5, 2004, the Company has devoted a substantial amount of effort to raising capital, acquiring Kaznickel, and exploring the Gornostai deposit under its exploration contract. This mineral property has not yet reached development or production stage and accordingly, no revenues from production have been recorded.

NOTE 2 - CASH AND CASH EQUIVALENTS

The Company considers all demand deposits, money market accounts and marketable securities purchased with an original maturity of three months or less to be cash and cash equivalents. The fair value of cash and cash equivalents approximates their carrying amounts due to their short-term maturity.

Cash consists of the following:

	September 30,	December 31,
	2008	2007
Current accounts (USD)	$ 1,283,667	$ 253,892
Current accounts (Tenge, translated to USD)	193,781	503,051
Total	$ 1,477,448	$ 756,943

NOTE 3 - NOTE RECEIVABLE FROM RELATED PARTY

On May 22, 2008 the Company signed a Note Agreement with Latimer Assets Inc. Pursuant to the terms of the Note Agreement, the Company loaned $7,400,000 to Latimer Assets Inc. (“Latimer”). The note was originally interest free. Latimer owns substantial interests in GRK and AI.

On June 19, 2008 the Company and Latimer entered into Addendum # 1 to the Note Agreement whereby the Company agreed to loan an additional $7,500,000 to Latimer, increasing the total note amount to $14,900,000. The total note was provided at an interest rate of 2% per annum. Interest is charged on a monthly basis and is payable as a lump-sum payment at the date of the note repayment. Repayment of the note is due on March 1, 2009. The balance of the note receivable from related party at September 30, 2008 was $14,991,828, which includes $91,828 of interest.

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

BEKEM METALS, INC. AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008 (UNAUDITED)

NOTE 4 - PROPERTY, PLANT AND MINERAL INTERESTS

Property, plant and mineral interests consist of the following:

	September 30,	December 31,
	2008	2007
Buildings	$ 2,040,600	$ 1,995,927
Machinery and equipment	3,821,712	3,771,957
Other fixed assets	152,186	149,721
Unproved mineral interests	8,757,449	8,725,527
	14,771,947	14,643,132
Accumulated depreciation	(601,174)	(416,773)
Net Property and Equipment	$ 14,170,773	$ 14,226,359

Unproved mineral interests represent the acquisition costs of the mineral interests upon the purchase business combinations with Kaznickel and with KKM. The government of Kazakhstan retains the title to the property upon which the Company’s mineral rights pertain; however, the Company’s mineral interests are considered to be tangible assets.

Gornostai Deposit

Kaznickel acquired its interest in the Contract on Exploration and Development of Gornostai Cobalt and Nickel Deposit (“the Contract”) issued by the MEMR dated February 26, 2004. As discussed above, Kaznickel acquired the right to exploit the mineral property including the right to explore, develop and produce the cobalt and nickel mineral resources within the deposit through February 26, 2026 providing commercial discoveries are made before the end of the exploration period. The Company has the right to renegotiate the contract at that time for an additional 30 years. The Company capitalized the acquisition costs of its mineral interest upon the purchase business combination with Kaznickel. The allocated purchase price included a capitalized amount of an acquired asset retirement obligation. While the property is not in production, the asset retirement cost is depleted over the life of the contract from the date of acquisition.

The Contract provides the Company certain rights and also imposes certain obligations and commitments. The rights include exploration through February 2010 (extended from 2008, as discussed in Note 1), and development and production of minerals through February 26, 2026. The obligations and commitments under the amended Contract are approximately $2,000,000. This amount includes $543,000 ($275,000 in 2008 and $268,000 in 2009) for exploration drilling (2,000 meters), sampling and assaying (1,000 core samples), metallurgical tests and preparation of the report to the State Resource Committee. The amount also includes financing the region’s social programs in the amount of $5,000 during the exploration extension period. Also, the estimates include $750,000 for repayment to the Republic of Kazakhstan of historical costs incurred by it in undertaking geological and geophysical studies and infrastructure improvements related to the Gornostai deposit. The repayment terms of this obligation will not be determined until Kaznickel applies to the Republic of Kazakhstan for and is granted a contract to engage in commercial production, which is anticipated within the next one to two years. However, there is no guarantee when or if Kaznickel will discover commercially producible reserves within the Gornostai deposit. Also, the estimates include the subsoil use contract requirement to donate $300,000 for the ongoing development of Astana and Kurchatov, which are cities in Kazakhstan.

BEKEM METALS, INC. AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008 (UNAUDITED)

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

NOTE 5 - NOTES PAYABLE TO RELATED PARTIES

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

KKM received advances of KZT 2,278 million ($19,013,438 as of September 30, 2008) from GRK, and KZT 97.4 million ($812,954 as of September 30, 2008) from AI, which are to be used for construction of a processing plant. As discussed in Note 1, the parties have the right to withdraw from the Consortium subject to three months written notice. Consequently, these advances have been classified as current notes payable to related parties.

NOTE 6 - SHAREHOLDERS’ EQUITY

Stock grants and shares resigned-On October 20, 2006, under the Company’s 2003 Stock Option Plan and pursuant to the board of directors desire to attract and retain experienced and educated executives, the board agreed to award to certain executives and key employees of the Company restricted stock grants totaling 1,083,123 shares. The vesting of the shares is contingent upon meeting various company-wide performance goals, including timely filing of reports with the Securities and Exchange Commission, meeting the deadlines for operations as dictated by the board of directors, timely performing of the drilling

BEKEM METALS, INC. AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008 (UNAUDITED)

work program requirements as dictated by the MEMR, and start of commercial operations. If these goals are not met, the Company will not recognize compensation expense and will reverse any previously recognized compensation expenses. The fair value of the restricted stock grants was valued at $1.95 per share, which represented the closing market price of the Company’s stock on October 20, 2006, or $2,112,090.

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

As of September 30, 2008, there was $615,085 of total unexpensed compensation cost. The cost is expected to be recognized over a period of twelve months. As of September 30, 2008, shares vested amounted to 280,367. The Company recognized $431,450 and $307,993 of compensation expense for the nine months ended September 30, 2008 and 2007, respectively.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Need for Additional Capital -The Company has no proven mineral reserves that conform to U.S. standards. The Gornostai and Kempirsai deposits have not yet entered the development stage with respect to their mineral interests and the Company has no production. The Company has realized only limited revenue from the Kempirsai deposit and no revenue from the Gornostai deposit and has very little ability to generate revenue. The Company does not expect this to change until a nickel ore processing plant is built and the Company has commenced commercial operations.

On September 8, 2008 the Company announced that it has completed initial pilot testing of various technologies for processing nickel ore from its Kempirsai deposit. Based on the results of the pre-feasibility study, the Company intends to focus on the Vanyukov Process for further development of the Kempirsai deposits and construction of a nickel processing plant in Aktobe region, Kazakhstan (Kempirsai deposit). The Vanyukov Process, first developed in the 1940's in Russia, is capable of treating oxide nickel ores to form either a nickel matte (by addition of a sulphur containing compound such as pyrite) or directly to form a ferronickel alloy containing up to 20% nickel. Management expects the Company will need around $160 million to fund construction of a processing plant with the planned annual capacity of 20,000 tons of ferronickel (5,000 tons of nickel). If funding can be secured, management hopes to begin construction in 2009 and anticipates a processing plant could be operational in 2011. As the Company generates no revenue, it will need to raise additional capital through the sale of its equity and/or debt securities to fund plant construction.

Failure to Satisfy the Terms of the Subsoil Use Contracts- Under its subsoil use contracts, the Company is required to satisfy its annual minimum work program requirements. There is no guarantee that the Company will be able to continue to meet these commitments in the future. If the Company fails to satisfy these commitments, it may be subject to penalties and fines and/or the loss of one or more of its subsoil use contracts. The cancellation of contracts would have a material adverse effect on the business, results of operations and financial condition of the Company. The Company would seek waivers of any breaches or seek to renegotiate the terms of its commitments in the event the Company cannot meet such commitments.

BEKEM METALS, INC. AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008 (UNAUDITED)

For many years it was the practice of the MEMR that if a subsurface user for any reason could not fulfill certain conditions for a specific year, such actions were extended to the next year. During the latter part of 2007, however, this practice was terminated by order of the president of Kazakhstan. This change in practice has created great uncertainty as to how the government will proceed in the future. This problem is enhanced by the fact that no legislatively fixed mechanism exists for independent determination, at a detailed level, of compliance by subsurface users with the parameters of their annual work program. Currently, this determination is made at the discretion of officials employed by the MEMR. These officials are authorized to suspend the activities of the subsurface user even for a minor breach of the detailed annual program. This fact, coupled with the right of the MEMR to unilaterally terminate a subsoil user’s contract if the contractor materially breaches the subsoil use contract obligations, indicates the Company has a risk of penalties and fines and/or even the loss of one or more of its subsoil use contracts.

Foreign Operations -In recent years, the Republic of Kazakhstan has undergone substantial political and economic change. As an emerging market, Kazakhstan does not possess the well-developed business infrastructure that generally exists in more mature free market economies. As a result, operations carried out in Kazakhstan can involve significant risks that are not typically associated with developed markets. Instability in the market reform process could subject the Company to unpredictable changes in the basic business infrastructure in which it currently operates. Therefore, the Company faces risks inherent in conducting business internationally, such as:

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

September 30, 2008 (UNAUDITED)

The Company may be adversely affected by Kazakh political developments, including the application of existing and future legislation and tax regulations.

Environmental Regulations- The Company is subject to stringent state and local laws and regulations relating to the release or disposal of materials into the environment or otherwise relating to environmental protection. These laws and regulations may require the acquisition of permits before extraction activities commence, restrict the types, quantities and concentration of substances that can be released into the environment in connection with extraction and production activities and impose substantial liabilities for pollution resulting from the Company  operations.  Failure  to  comply  with  these  laws  and  regulations  may  result  in  the  assessment  of administrative, civil and criminal penalties, incurrence of investigatory or remedial obligations or the imposition of injunctive relief. Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent or costly waste handling, storage, transport, disposal or cleanup requirements could require the Company to make significant expenditures to maintain compliance, and may otherwise have a material adverse effect on it as well as the industry in general. Under these environmental laws and regulations, the Company could be held strictly liable for the removal or remediation of previously released materials or property contamination regardless of whether the Company was responsible.

Liquidity of Common Shares- The Company’s common stock has limited trading volume on the Over-the-Counter Bulletin Board and is not listed on a national exchange. Moreover, a significant percentage of the outstanding common stock is restricted and therefore subject to the resale restrictions set forth in Rule 144 of the rules and regulations promulgated by the U.S. Securities and Exchange Commission under the Securities Act of 1933. These factors could adversely affect the liquidity, trading volume, price and transferability of the Company’s common shares.

Nickel and Cobalt Prices can be Volatile -Commodity prices for nickel and cobalt fluctuate according to the influence of diverse market conditions that can affect the supply or demand for a commodity such as political and economic conditions and uncertainties, advances in exploration and development technology, introduction of competing products, and governmental restrictions on exploration, production and export of natural resources.

Competition- The Company’s principal competitors are large established companies with substantial financial resources and market share. If the Company establishes commercially producible reserves and moves to production stage, it will have to compete for customers with these companies.

Operating Leases- Bekem leases approximately 400 square feet of office space located in Salt Lake City, Utah for its administrative and registered office in the United States. The Company pays annual rent of approximately $7,800 for this space pursuant to a lease agreement that expires December 31, 2008 with an option to extend the lease for an additional year.

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

September 30, 2008 (UNAUDITED)

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

 Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

For a complete understanding, this Management’s Discussion and Analysis should be read in conjunction with theFinancial Statements andNotes to the Financial Statements contained in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2007.

Forward Looking Information and Cautionary Statement

Certain statements contained herein including, but not limited to those relating to our plan of operations, future potential revenue, future expenses, future development of our mineral properties, the development and commercial viability of our processing technology, our ability to obtain future governmental approvals, expansion of our operations, our ability to generate cash flow, future demand for nickel, cobalt and brown coal, future commodity prices, integration of new technologies into operations, credit facilities, future capital expenditures and working capital, sufficiency of future working capital, borrowings and capital resources and liquidity, expectations of timing, satisfaction of contingencies, the impact of any change in accounting policies on our financial statements, future acquisitions, management’s assessment of internal control over financial reporting, financial results, opportunities, growth, business plans and strategy and other statements that are not historical facts contained in this report are forward-looking statements. When used in this document, words like“believe ”,“expect ”,“project”, “intend”,“estimate”,“budget ”,“plan”, “forecast”,“predict”,“may”, “will”,“could”, “should”, or“anticipate ” and similar expressions or the negative thereof, or other variations thereon, or comparable terminology, or discussions of strategy that involve risk and uncertainties are also intended to identify forward-looking statements. Such statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance or achievements of the Company or industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, market factors, market prices (including regional basis differentials) of nickel, cobalt and brown coal, results of future exploration and extraction activities, future production and costs, unsettled political conditions, civil unrest and governmental actions, foreign currency fluctuations, and environmental and labor laws and other factors detailed herein. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. These forward-looking statements are based on current expectations. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

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

The following table provides additional information regarding our subsoil use contracts:

Territory Name	Size of Territory	Primary Minerals	License Type	License or Contract #	License and Subsoil Use Contract Term

Kempirsai	575,756 acres	Nickel and cobalt ore	Production	MG #420 MG #426	Expires October 12, 2011 unless extended.

Mamyt	116 acres	Brown coal	Production	MG #9-D	Expires December 11 2018 unless extended.
Gornostai	12,232 acres	Nickel and cobalt ore	Exploration and Production	1349	Exploration period expires February 26, 2010. Production period expires February 26, 2026 unless extended.

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

We currently have no processing facilities at either the Kempirsai or Gornostai deposits. We plan to construct processing facilities to process our ores at our Kempirsai deposit. On September 8, 2008 the Company announced that it has completed initial pilot testing of various technologies for processing nickel ore from its Kempirsai deposit. Based on the results of the pre-feasibility study, the Company intends to focus on the

Vanyukov Process for further development of the Kempirsai deposits and construction of a nickel processing plant in Aktobe region, Kazakhstan (Kempirsai deposit). The Vanyukov Process, first developed in the 1940's in Russia, is capable of treating oxide nickel ores to form either a nickel matte (by addition of a sulphur containing compound such as pyrite) or directly to form a ferronickel alloy containing up to 20% nickel. Management expects the Company will need around $160 million to fund construction of a processing plant with the planned annual capacity of 20,000 tons of ferronickel (5,000 tons of nickel). If funding can be secured, management hopes to begin construction in 2009 and anticipates a processing plant could be operational in 2011. As the Company generates no revenue, it will need to raise additional capital through the sale of its equity and/or debt securities to fund plant construction.

Results of Operations

Since inception we have generated limited revenue. We have spent millions of dollars to date and anticipate that we will spend significant additional capital before we begin to realize significant revenue from operations. In July 2006, we realized net proceeds of approximately $26,400,000 through a private placement of our equity securities. These funds have been spent. Currently, we are in the process of seeking additional funding to continue operations and to further our efforts to develop and exploit our mineral resources. There is no assurance that we will be able to obtain additional funding in the future on favorable terms, or at all. At this time, we have no commitments from any parties to provide us additional funding. If we are unable to obtain additional funding by the end of the current fiscal year we will likely have insufficient funds to meet our operating needs. In this management’s discussion and analysis we provide estimates of planned expenditures through the remainder of the fiscal year. These estimates are based upon the assumption that we obtain additional funding.

Three months ended September 30, 2008 compared to the three months ended September 30, 2007

Revenue

Because our deposits are without known reserves, we are considered to be in the exploration stage. Any revenues earned during this stage from the sale of ore or brown coal is recorded against exploratory costs. During the three months ended September 30, 2008, we sold no ore or brown coal. By comparison, during the third quarter 2007, we realized $1,882 from the sale of ore or brown coal.

General and Administrative Expenses

Our general and administrative expenses during the three months ended September 30, 2008 increased to $966,815 from $871,463 during the third quarter 2007. This $95,352 increase in general and administrative expenses during the three months ended September 30, 2008 was primarily due to increase in salary expenses (approximately $65,000) and the effect of changes in exchange rate between US dollars and Kazakhstan Tenge (approximately $22,000). We plan to allocate approximately $2,150,000 for general and administrative expenses during the remainder of the 2008 fiscal year including $800,000 for professional services associated with arrangement of financing.

Research and Development Costs

During the three months September 30, 2008, we incurred research and development costs of $44,749. This amount was related to preparation of the pre-feasibility study on construction of nickel processing plant at the Kempirsai deposits. We engaged in no research and development cost during the third quarter of 2007. We plan to allocate approximately $250,000 for processing technology testing and pre-feasibility studies at the Gornostai deposit during the remainder of the 2008 fiscal year.

Exploratory Costs

We incurred $134,251 in exploratory costs during the three months ended September 30, 2008 in drilling 8 test holes (all test holes in the North section of the Gornostai deposit) and chemical and other laboratory analyses of drilled samples. By comparison, we incurred $188,624 in exploratory costs during the three months ended September 30, 2007 in drilling 16 test holes (12 test holes in the South section of the Gornostai deposit and 4 test holes in the North section of the Gornostai deposit).

During the three months ended September 30, 2008 we extracted 85,901 tons of ore. By comparison, during the three months ended September 30, 2007, we extracted 62,065 tons of ore. The ore extraction costs of $199,687 incurred during the third quarter of 2008 were included into exploratory costs since the Company is in the exploration stage.

The remaining exploratory costs of $61,407 incurred during the third quarter of 2008 mainly represent geologists’ and other specialists’ salaries and other costs in preparation for future exploratory activities at the Kempirsai deposit.

Accretion Expense

Accretion expense increased by $1,148 to $21,337 during the three months ended September 30, 2008 compared to the same period of 2007. Until we engage in mining and production, we believe accretion expense will continue at rates consistent with those realized during the quarter ended September 30, 2008.

Grant Compensation Expense

During the three months ended September 30, 2008, we recognized $154,295 in grant compensation expense for restricted stock grants issued to certain officers and key employees during the fourth quarter of 2006 and the first quarter 2008 compared to $120,941 for the three months ended September 30, 2007, which resulted from a reversal of the deferred compensation amount of $822,455 during the first quarter 2007 due to the resignation of Marat Cherdabayev, our former CEO and President of the Company.

On March 25, 2008, the board agreed to award to certain executives and key employees of the Company additional restricted stock grants (421,772 shares) with an estimated fair value of $337,418. As a result of the award of these restricted stock grants, the quarterly grant compensation expense amount has increase by approximately $31,440.

Total Operating Expense and Loss from Operations

Our total operating expense and loss from operations increased from $1,501,823 during the three months ended September 30, 2007 to $1,582,541 during three months ended September 30, 2008. The principal reason for the change is an increase in research and development costs by $44,749 and an increase in grant compensation expense by $33,354. The increase in general and administrative expenses was compensated by equivalent reduction of exploratory costs.

Interest Income

During the three months ended September 30, 2008, we realized interest on deposits and on the note receivable from related party of $82,738. The amount of $74,500 was accrued on the note receivable from Latimer. By comparison, during the three months ended September 30, 2007, we realized interest on deposits of $89,902.

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

Exchange Gain/Loss

During the quarter ended September 30, 2008, we realized an exchange gain of $14,186 compared to an exchange gain of $361,665 during the quarter ended September 30, 2007. As with the translation adjustment, we recognize an exchange gain or loss as a result of having subsidiaries operating in foreign countries whose functional currency may or may not be the U.S. dollar. This requires us to translate results of operations from a foreign currency, in this case Kazakh tenge, to U.S. dollars at the average exchange rate, where results of operations include exchange gains or losses on the U.S. dollar monetary assets and liabilities.

Other Income (Expense)

During the three months ended September 30, 2008, we realized $106,639 of other income mainly representing income from the rent of railways and technical equipment. By comparison, during the third quarter 2007, we realized $9,953 of other income.

Net Loss

For the foregoing reasons, during the three months ended September 30, 2008, we experienced a net loss of $1,410,589 compared to a net loss of $1,117,829 during the three months ended September 30, 2007. We anticipate we will continue to experience net losses until we are able to engage in significant nickel ore extraction, processing and sales.

Nine months ended September 30, 2008 compared to the nine months ended September 30, 2007

Revenue

As explained above, because our deposits are without known reserves, we are considered to be in the exploration stage. Any revenues earned from sale of ore or brown coal while we are in exploration stage is recorded against exploratory costs. During the nine months ended September 30, 2008, sales amounted to $93,070. By comparison, during the nine month period ended September 30, 2007, we realized $38,537 of sales.

General and Administrative Expenses

Our general and administrative expenses during the nine months ended September 30, 2008 decreased to $3,312,138 from $3,564,696 during the nine months ended 2007. This $252,558 decrease in general and administrative expenses for the nine months ended September 30, 2008 was primarily the result of lower professional fees.

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

Research and Development Costs

During the nine months ended September 30, 2008, we incurred research and development cost of $229,298. This amount was related to preparation of the pre-feasibility study on construction of nickel processing plant at the Kempirsai deposits. We engaged in no research and development cost during the nine months ended September 30, 2007. We plan to allocate approximately $250,000 for processing technology testing and pre-feasibility studies at the Gornostai deposit during the remainder of the 2008 fiscal year.

Exploratory Costs

The exploratory drilling specified in our annual work program for 2008 was completed in October 2008. During the nine months of 2008 we completed drilling of 8 test holes (all test holes in the North section of the Gornostai deposit) to an aggregate depth of 725 meters. Approximately $241,451 was spent during this period on exploratory drilling and on chemical and other laboratory analyses of the drilled samples. By comparison, during the nine months of 2007 we incurred $1,584,428 in exploratory drilling costs only on completion of drilling of 619 test holes (611 test holes in the South section and 8 test holes in the North section of the Gornostai deposit) to an aggregate depth of 15,625 meters (14,965 meters in the South section and 660 in the North section).

During the nine months ended September 30, 2008 we extracted 85,901 tons of ore. By comparison, during the nine months ended September 30, 2007, we extracted 79,021 tons of ore. The ore extraction costs of $199,687 were included into exploratory costs since the Company is in the exploration stage.

Also, as discussed above, because our activities are considered as exploratory, exploratory costs are reflected net of revenues earned from sale of ore or brown coal. During the nine month period ended September 30, 2008, we realized revenue of $93,070. By comparison during the nine month period ended September 30, 2007, we realized $38,537 of revenue.

The remaining exploratory costs, $164,659, incurred during the nine months ended September 30, 2008 mainly represent geologists’ and other specialists’ salaries, cost of exploratory assets maintenance, costs of sold ore and other costs in preparation for future exploratory activities.

Also, we plan to spend $700,000 for extraction of 146,000 tons of ore and 83,000 tons of brown coal in order to meet KKM’s contract obligations. This cost will be included in exploratory costs for as long as we are an exploration stage company. At the same time, because of high competition and low quality of brown coal in comparison with quality of coal or coke, we plan to discuss with the MEMR the temporary suspension of the brown coal contract for performance of the feasibility studies for construction of the power generation plant. For these purposes, on October 29, 2008 KKM and one of the largest electricity suppliers in Kazakhstan signed a Memorandum of Understanding expressing an interest to explore possibility of developing a coal-based generating power plant in Badamsha area, Aktobe region of Kazakhstan. Negotiation of a definitive agreement is subject to our success in negotiating power purchase agreements with potential customers.

Despite the fact that we fulfilled our ore contract obligations and because of the sharp fall in commodity prices, global economic uncertainty and worsening liquidity, we plan to discuss with the MEMR a temporary suspension of our nickel ore contract for the period of construction of the nickel processing plant. As of November 1, 2008 nickel prices have fallen some 75% since their peak at $51,800 per metric ton in May 2007.

Accretion Expense

Accretion expense increased by $3,420 to $63,978 during the nine months ended September 30, 2008 compared to the same period of 2007. Until we engage in mining and production, we believe accretion expense will continue at rates consistent with those realized during the nine months ended September 30, 2008.

Grant Compensation Expense

During the nine months ended September 30, 2008, we recognized $431,450 in grant compensation expense for restricted stock grants issued to certain officers and key employees during the fourth quarter 2006 and the first quarter 2008 compared to $307,993 of the expenses for the similar period of 2007. The decrease in 2007 occurred mainly because of the reversal of deferred compensation of $822,455 due to the resignation of our former CEO and President.

Total Operating Expense and Loss from Operations

Our total operating expense and loss from operations decreased from $6,215,960 during the nine months ended September 30, 2007 to $4,549,591 during nine months ended September 30, 2008. The principal reasons for the decrease are the following:

•	a decrease in general and administrative expense of $252,558 due to lower professional fees and non-recurring tax expenses during the nine months ended September 30, 2008; and
•	a decrease in exploratory costs of $1,769,986 mainly due to significantly reduced volume of the required drilling and other exploratory works at the Gornostai deposit.

Interest Income

During the nine months ended September 30, 2008, we realized interest on deposits and on the note receivable related party of $145,313. The amount includes $53,485 of interest earned on short-term bank deposits and $91,828 accrued on the note receivable from Latimer. By comparison, during the nine months ended September 30, 2007, we realized interest on deposits of $316,529.

Translation Adjustment

As indicated above, the translation adjustment in the consolidated financial statements represents the translation differences from translation of the Kaznickel’s financial statements.

Exchange Gain/Loss

During the nine months ended September 30, 2008, we realized an exchange gain of $16,198 compared to an exchange gain of $1,053,644 during the nine months ended September 30, 2007. As with the translation adjustment, we recognize exchange gain or loss as a result of having subsidiaries operating in foreign countries whose functional currency may or may not be the U.S. dollar. This requires us to translate results of operations from a foreign currency, in this case Kazakh tenge, to U.S. dollars at the average exchange rate, where results of operations include exchange gains or losses on the U.S. dollar monetary assets and liabilities.

Other Income (Expense)

During the nine months ended September 30, 2008, we realized $354,216 of other income mainly representing income from the sale of two locomotives and rent of railways and technical equipment. Advance payments for the locomotives were received in 2007 in the amount of $252,958.

Net Loss

For the foregoing reasons, during the nine months ended September 30, 2008, we experienced a net loss of $4,023,214 compared to a net loss of $4,590,064 during the nine months ended September 30, 2007. We anticipate we will continue to experience net losses until we are able to engage in significant nickel ore extraction, processing and sales.

Liquidity and Capital Resources

Our capital resources have consisted primarily of funds we have borrowed from related and non-related parties and funds we raised through a private placement of our equity securities in July 2006. As of September 30, 2008, we had fully spent these funds. We used the money raised in the private offering to reduce debt, acquire equipment, explore our deposits and fund our activities.

We have incurred accumulated deficit of $18,947,113 for the period from March 5, 2004 (date of inception) through September 30, 2008. Current liabilities exceeded current assets by $2,369,861 at September 30, 2008.

We anticipate the need for substantial additional capital resources during the current and upcoming fiscal years to meet the annual work program obligations associated with our Kempirsai and Gornostai deposits. As discussed above, if we are unsuccessful in obtaining additional funding during 2008, we will likely have insufficient funds to meet our annual work program requirements or to continue operations. If we cannot fulfill our annual work program requirement, we could be subjected to fines and penalties and to the possible forfeiture of our subsoil use contracts and licenses.

During the nine months ended September 30, 2008 and September 30, 2007, cash was used to fund operations as follows:

For the Nine Months Ended September 30,	2008	2007

Net cash used in operating activities	$ (3,944,023)	$ (5,757,435)
Net cash used in investing activities	(15,034,411)	(528,452)
Net cash provided by financing activities	19,698,150	-
Effect of exchange rate changes on cash	789	80,632
NET (DECREASE) INCREASE IN CASH	$ 720,505	$ (6,205,255)

During the nine months ended September 30, 2008, net cash used in operating activities was $3,944,023 compared to net cash used in operating activities of $5,757,435 during the nine months ended September 30, 2007. This decrease in net cash used in operating activities primarily occurred due to reduced exploratory activities as a result of the uncertainty regarding the KKM lawsuit with the MEMR, which was resolved during the second quarter of 2008, and the delay in signing the amendment to the subsoil agreement between Kaznickel and the MEMR (signed on May 16, 2008).

During the nine months ended September 30, 2008, net cash used in investing activities was $15,034,411. By comparison, during the nine months ended September 30, 2007, we used net cash in investing activities of $528,452. The increased cash outflows in investing activity during the nine month ended September 30, 2008 mainly occurred due to the loan provided to Latimer.

During the nine months ended September 30, 2007, no cash was generated in financing activities. By comparison, net cash provided by financing activities was $19,698,150 during the nine months ended September 30, 2008. This increase in net cash provided by financing activities occurred due to proceeds received by KKM under the preliminary Consortium agreement.

Plan of Operations

As of September 30, 2008, we had cash on hand of $1,477,448. This amount will mainly be spent on works under the preliminary consortium agreement signed by KKM, GRK Koitas and Asia-Invest. We will still need to raise an additional $6,900,000 to meet our annual work program requirements ($3,800,000) and planned activities ($3,100,000). We plan to seek these funds through a combination of private equity and debt financing. Assuming we are able to obtain such funding, the following is a brief description of how we plan to allocate such funds during the final three months of the 2008 fiscal year if they are obtained.

Drilling and Core Analysis

We will allocate approximately $200,000 to drilling and exploration. This includes drilling of approximately 275 meters of the North section of the Gornostai deposit, sample assaying, sample selection and handling and preparation of the geological report on the South section for the State Reserves Committee. These services will be performed by a local drilling company and certain research institutes. The annual work program for 2008 requires Kaznickel to drill test holes totaling 1,000 meters where 725 meters were drilled in first three quarters 2008. As of November 1, 2008 Kaznickel completed the remaining 275 meters of drilling..

Pre-Feasibility Study

We anticipate spending approximately $250,000 for the preparation of a pre-feasibility study for the construction of pyrometallurgical and hydrometallurgical plants in the Gornostai deposit. This study will be prepared by Wardell Armstrong International.

Ore Extraction

On December 10, 2007, the MEMR unilaterally terminated KKM’s contracts and licenses to explore for nickel ore and brown coal within the Kempirsai and the Mamyt deposits on the basis that KKM had material failures in execution of the work programs associated with the contacts and licenses and did not detail those failures. On April 22, 2008 the Supreme Court cancelled the MEMR’s unilateral termination and reinstated the Company’s contracts and licenses to the Kempirsai deposit. In July 2008, the MEMR agreed with KKM the new working program for remaining period (August-December) of 2008. As a result, the KKM’s contractual obligations for extraction of nickel ore decreased from 350,000 tons to 146,000 tons and for brown coal from 200,000 tons to 83,000 tons. We plan to spend $700,000 for extraction of nickel ore and brown coal in order to meet KKM’s contract obligations.

As of November 1, 2008 KKM had completed extraction of 146,000 tons of nickel ore. Because of the low quality of our brown coal and low coal prices due to significant price competition we do not expect to fulfill our brown coal extraction obligation during 2008. Currently, we plan to discuss with the MEMR a temporary suspension of the extraction obligation or ouf brown coal contract to allow us to perform a feasibility study regarding the construction of a power generation plant. For these purposes, on October 29, 2008 KKM and one of the largest electricity supplier in Kazakhstan signed a memorandum of understanding expressing an interest in exploring the possibility of the development of a coal based generating power plant in Badamsha area, Aktobe region of Kazakhstan which is subject to additional negotiations depending on success in getting power purchase agreements concluded with potential customers. Also, despite the fact that we fulfilled the ore contract obligations and because of the sharp fall in commodity prices, global economic uncertainty and worsening liquidity, we plan to discuss with the MEMR the temporary suspension of the nickel ore contract for the period of construction of the nickel processing plant. As of November 1, 2008 the nickel prices have fallen some 75% since their peak at $51,800 a metric ton in May 2007.

Pre-design work

During the next three months, we expect to spend approximately $100,000 for pre-design work which include testing at our pilot plant the ore heating and magnet separation processes and to formulate required procedures, protocols and operational guidelines. Also, we plan spend $250,000 for the hydro geological work and land survey related to the site selected for construction of the processing plant. The results of these works will be used for the processing plant design works.

Feasibility Study and Processing Plant Design

We plan to spend approximately $2,250,000 in the fourth quarter of 2008 for preparation of the first stage of the processing plant design. In accordance with the Kazakhstani construction requirements the first stage includes preparation of the design developed on the basis of summaries and indexes of pre-design documentation while the second stage includes preparation of detailed working documentation. This amount includes involvement of the Russian institute Gipronickel (St. Peterburg) for design of the metallurgical part and Kazakhstani design institute for design of the infrastructure. The results of the first stage of design subject to be approval in order established by the Kazakhstani legislation. The total cost estimate for the first stage of design is estimated at $8,000,000 for the period of 12 months.

Also, we plan to spend $1,000,000 for preparation of the feasibility study to be performed by Wardell Armstrong International. Completion of the feasibility study depends on results of work to be performed by Gipronickel on metallurgical part during the first step of the design.

Administrative Expenses

We plan to allocate approximately $1,350,000 for administrative expenses during the next three months, which include expenses of maintaining offices in the United States and Kazakhstan, salaries and taxes.

Professional Fees

We expect to incur approximately $300,000 in expenses for services from our financial auditors and securities attorneys during the next three months. Also, we expect to spend $500,000 for searching of financing (audit, legal and technical expertise required by certain financial institutes).

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

On November 7, 2007, we signed an agreement with a Russian processing plant for the sale of 4,500 tons of ore for testing purposes. The whole volume of ore was shipped during the first half of the fiscal year 2008. We have agreed with the Russian processing plant to commence negotiations for the sale of up to 500,000 tons of ore annually depending on the test processing results of the initial 4,500 tons of ore. We plan to start this negotiation when the nickel price situation is improved.

Summary of Material Contractual Commitments

 The following table lists our significant commitments as of September 30, 2008:

		Payments Due by Fiscal Year
Contractual Commitments	Total	Less than 1 year	2-3 years	4-5 years

Kaznickel’s work programs (1)	$ 1,093,221	$ 295,000	$ 798,221	-0-
KKM’s work programs (2)	$121,018,000	$12,700,000	$108,318,000	-0-
Operating leases	$ 328,836	$ 328,836	-0-	-0-
Total	$122,440,057	$13,323,836	$109,116,221	-0-

(1)

Each year we must submit an annual work program to the MEMR. The annual work program indicates the scope of mining works for exploration, production and finance costs. The work program for Kaznickel substantially represents estimates for 2009 based on the subsoil use contract and includes $268,000 for exploration drilling (1,000 meters), sampling and assaying (750 core samples), metallurgical tests and preparation of the report to the State Resource Committee. Also, the estimates include $731,221 for repayment to the Republic of Kazakhstan of historical costs incurred by it in undertaking geological and geophysical studies and infrastructure improvements related to the Gornostai deposit. The repayment terms of this obligation will not be determined until such time as we apply for and are granted a contract to engage in commercial production by the Republic of Kazakhstan. We currently anticipate that we will apply for a commercial production contract within the next one to two years. However, there is no guarantee when or if we will discover commercially producible reserves within the Gornostai deposit. Should we decide not to pursue a commercial production contract, we can relinquish the Gornostai deposit to the Republic of Kazakhstan in satisfaction of this obligation. Also, the estimates include the subsoil use contract requirement to donate $300,000 for the ongoing development of Astana and Kurchatov, which are cities in Kazakhstan.

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

As of September 30, 2008 we had no off-balance sheet financing arrangements.

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

Use of Estimates- In connection with the preparation of our financial statements, we are required to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. One of the significant areas requiring the use of management estimates and assumptions relates to environmental reclamation and closure obligations. Under our licenses with the Republic of Kazakhstan, we are required to reclaim our licensed territories following completion of the exploration and mining activities. To prepare our financial statements in accordance with accounting principles generally accepted in the United States of America we are required to account for this obligation. The determination of the amount of the mine retirement and environmental reclamation obligation the Republic of Kazakhstan will impose upon us, however, has not yet been determined. The determination of the mine retirement and environmental reclamation obligation is based, in significant part, on the size of each deposit. Because we are still exploring our Gornostai property and do not yet know the full extent of the Gornostai deposit, the mine retirement and environmental reclamation obligation has not yet been set by the Republic of Kazakhstan. We base our estimate of this obligation on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ significantly from our estimate.

Income Taxes- While we are a Utah corporation, our primary operations are in the Republic of Kazakhstan. The Republic of Kazakhstan was formed in 1991 following the break-up of the former Soviet Union. At the time the Republic of Kazakhstan was formed, it adopted a new tax code. The tax code and the application of tax laws in the Republic of Kazakhstan are still developing and may not be uniformly applied in all instances.

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

Foreign Currency Risk

Our functional currency is the U.S. dollar. Our Kazakhstani subsidiary Kaznickel uses the U.S. dollar as its functional currency and KKM uses the Kazakh tenge as its functional currency. To the extent that business transactions in Kazakhstan are denominated in the Kazakh Tenge we are exposed to transaction gains and losses that could result from fluctuations in the U.S. Dollar-Kazakh Tenge exchange rate. We do not engage in hedging transactions to protect us from such risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act”), that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required financial disclosures. Because of inherent limitations, our disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of such disclosure controls and procedures are met.

As of the end of the period covered by this report we conducted an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2008.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

Item 1A. Risk Factors

In addition to the risk factors disclosed in Item 1A to Part I of our Form 10-K filed on April 15, 2008 please see the following additional risk factors.

If We are Unable to Obtain Additional Financing in the Near Future, We May be Forced to Terminate Operations. Our management has expended significant time and effort over the past year trying to obtain additional financing for the Company. To date, we have been unsuccessful in securing sufficient additional financing to meet our needs. We believe this is due to several factors. Since inception we have incurred an accumulated deficit of $18,947,113. At September 30, 2008 our current liabilities exceeded current assets by $2,369,861. We currently generate no revenue from operations and do not anticipate that to change until such time as we are able to construct an ore processing plant. When coupled with the difficulties in the broader world economy, including the recent problems in the credit markets, steep declines in worldwide nickel prices and volatility and downward trends in the stock market which evidence a weakening United States and global economy, our prospects for obtaining additional funding in the near term are limited. If we are unable to obtain additional financing in the near future, we will have insufficient funds to satisfy our operating needs, much less to meet our annual work program obligations to ensure we retain our licenses. If we have insufficient funds to meet our operating needs we may be forced to cease operations.

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

                  BEKEM METALS, INC.

Date: November 14, 2008	/s/ Yermek Kudabayev
Yermek Kudabayev Chief Executive Officer

Date: November 14, 2008	/s/Zhassulan Bitenov
Zhassulan Bitenov Chief Financial Officer