Form 10-K
period 2008-12-31
BEKEM METALS INC
filed 2009-04-15
CIK 1223550

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

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

☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

☐ Yes ☒ No

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

Large accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

☐ Yes ☒ No

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2008 was $46,768,350 based upon the closing stock price of $1.50 (the closing price on June 30, 2008) per share as reported on the Over-the-Counter Bulletin Board.

As of April 7, 2009, the registrant had 125,172,011 shares of common stock, par value $0.001, issued and outstanding.

Documents incorporated by reference: None

This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Act of 1934, as amended, that are based on our management’s beliefs and assumptions and on information currently available to our management. For this purpose any statement contained in this annual report that is not a statement of historical fact may be deemed to be forward-looking, including statements about our revenue, spending, cash flow, products, actions, intentions, plans, strategies and objectives. Without limiting the foregoing, words such as “may,” “hope,” “will,” “expect,” “believe,” “anticipate,” “estimate” “projected” or “continue” or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainty, and actual results may differ materially depending on a variety of factors, many of which are not within our control. These factors include but are not limited to those relating to our plan of operations including our ability to construct a processing plant and put out property into commercial production, economic conditions generally and in the industry in which we and our customers participate, future commodity prices; competition within our industry, including competition from much larger competitors, future exploration, legislative requirements and changes and the effect of such on our business, results of operations, sufficiency of future working capital, borrowings and capital resources and liquidity and our ability to generate future cash flow and our ability to continue to meet the requirements of and maintain our rights to our properties.

Forward-looking statements are predictions and not guarantees of future performance or events. The forward-looking statements are based on current industry, financial and economic information, which we have assessed but which by its nature is dynamic and subject to rapid and possibly abrupt changes. Our actual results could differ materially from those stated or implied by such forward-looking statements due to risks and uncertainties associated with our business. We hereby qualify all our forward-looking statements by these cautionary statements. We undertake no obligation to amend this report or revise publicly these forward looking statements (other than pursuant to reporting obligations imposed on registrants pursuant to the Securities Exchange Act of 1934) to reflect subsequent events or circumstances.

The following discussion should be read in conjunction with our financial statements and the related notes contained elsewhere in this report and in out our other filings with the Securities and Exchange Commission.

Throughout this report, unless otherwise indicated by the context, references herein to the “Company”, “BMI”, “we”, our” or “us” means Bekem Metals, Inc, a Utah corporation, and its corporate subsidiaries and predecessors.

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

The primary asset of Kaznickel is an exploration and production concession issued by the government of the Republic of Kazakhstan which granted Kaznickel the exclusive right, through February 2008, to explore for nickel, cobalt and other minerals in a 12,232 acre area in northeastern Kazakhstan known as the Gornostayevskoye (“Gornostai”) deposit. On May 16, 2008 Kaznickel and the Ministry of Energy and Minerals Resources (“MEMR”) of the Republic of Kazakhstan signed an addendum to the subsoil use contract extending the exploration period to February 2010. This is the second and last two-year extension of the exploration period which is allowed under the Kazakhstani subsoil use legislation. The concession further provides that if we make a commercial discovery of nickel, cobalt or other minerals within the concession territory, we can apply for and receive the exclusive rights to commercially produce and sell nickel and cobalt ore through February 2026.

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

In July 2008, the MEMR and KKM agreed upon a new minimum required work program for the period August-December of 2008. In December 2008 KKM received notice from the MEMR that it had agreed to extend the term of KKM’s subsoil use contract until the year 2020. The MEMR has further agreed to suspend all ore mining requirements until the end of 2012 to allow KKM to focus on the construction of an ore processing facility. The notice indicates that under the new work program, KKM will be required to expend a minimum of $123.4 million by 2020 in the development of an ore processing facility and in the development and mining of the Kempirsai deposits. The definitive language of the addendum to the KKM subsoil use contract is currently under negotiations and expected to be signed in April 2009.

Company Structure

Bekem Metals, Inc.
a Utah Corporation
(Wholly owned)
(Wholly owned)
Kazakh Metals, Inc.,
a BVI international business company
(Wholly owned)
Kyzyl Kain Mamyt LLP,
a Kazakhstan limited liability partnership
Kempirsai Concession
Western Kazakhstan (575,756 acres)
Mamyt Concession
Western Kazakhstan (116 acres)
Kaznickel, LLP,
a Kazakhstan limited liability partnership
Gornostai Concession
Eastern Kazakhstan (12,232 acres)

Declining metal prices and the increasing difficulties in obtaining financing due to the global economic and credit crisis has forced us to consider alternative means to obtain the funds we need to continue to satisfy our operating needs. As a result, on February 13, 2009, we executed a Memorandum of Understanding for the sale-purchase of 100% of the charter capital of our wholly-owned subsidiary Kaznickel LLP, dated February 11, 2008, between the Company and Ertis Ferronickel Works LLP (the “Memorandum”). Subject to the execution of a definitive agreement, Ertis has agreed to acquire 100% of the outstanding charter capital of Kaznickel, one of the Company’s wholly-owned subsidiaries, for 91,900 Kazakh tenge (approximately $630 U.S. dollars) and for repayment of $5,000,000 U.S. dollars worth of loans owed to Bekem Metals by Kaznickel. The Memorandum provides for an initial payment of $500,000 U.S. dollars which, was made on March 20, 2009, and payment on the remaining balance is to occur within 20 days after the execution of a definitive agreement. The Memorandum may be terminated in the event that the MEMR does not approve the transaction or if the parties are unable to negotiate the terms of a definitive agreement within five working days of receipt of the MEMR’s approval of the transaction. We are currently negotiating the terms of a definitive agreement. Subject to MEMR approval of the transaction, we anticipate completing this transaction during our second fiscal quarter.

Business of the Company

The Nickel Market

During 2008 the LME cash average nickel prices declined approximately by 41%. This resulted in many operations closing down, a reduction in the volume of mining, and new projects being cancelled in second half of 2008. The 2009 forecast for the market remains bleak before a modest and slow recovery is forecasted to begin in 2010. The frozen credit markets and lack of available finance have caused many companies to reduce capital expenditures by postponing maintenance work as well as drastically reducing exploration. To preserve positive cash flow, many  mining companies are focusing on extracting and processing higher grade material yielding smaller production volumes.

In January 2009, the United States Geological Survey (“USGS”) reported the world mine reserves of nickel and the world mine reserves base of nickel in 2008 were 70 million tons and 150 million tons, respectively.

	Mine production		Reserves (1)	Reserve base (2)
	2007	2008 (estimated)
United States	—	—	—	150,000
Australia	161,000	180,000	26,000,000	29,000,000
Botswana	38,000	36,000	490,000	920,000
Brazil	75,300	75,600	4,500,000	8,300,000
Canada	255,000	250,000	4,900,000	15,000,000
China	85,000	85,000	1,100,000	7,600,000
Colombia	101,000	74,900	1,400,000	2,700,000
Cuba	75,000	77,000	5,600,000	23,000,000
Dominican Republic	47,100	47,000	720,000	1,000,000
Greece	21,200	20,100	490,000	900,000
Indonesia	229,000	211,000	3,200,000	13,000,000
New Caledonia	125,000	92,600	7,100,000	15,000,000
Philippines	79,500	88,400	940,000	5,200,000
Russia	280,000	276,000	6,600,000	9,200,000
South Africa	37,900	38,000	3,700,000	12,000,000
Venezuela	20,000	20,000	560,000	630,000
Zimbabwe	7,120	6,530	15,000	260,000
Other countries	27,700	28,600	2,200,000	6,100,000
World total (rounded)	1,660,000	1,610,000	70,000,000	150,000,000

(1)

Reserves - that part of the reserve base which could be economically extracted or produced at the time of determination. The term reserves need not signify that extraction facilities are in place and operative. Reserves include only recoverable materials; thus, terms such as “extractable reserves” and “recoverable reserves” are redundant and are not a part of this classification system.

(2)

Reserve Base - that part of an identified resource that meets specified minimum physical and chemical criteria related to current mining and production practices, including those for grade, quality, thickness, and depth. The reserve base is the in-place demonstrated resource from which reserves are estimated. It may encompass those parts of the resources that have a reasonable potential for becoming economically available within planning horizons beyond those that assume proven technology and current economics. The reserve base includes those resources that are currently economic (reserves), marginally economic (marginal reserves), and some of those that are currently subeconomic (subeconomic resources).

Although slightly lower than that of 2007, world nickel mine production was at a relatively high level in 2008 despite the global financial crisis. Stainless steel accounted for two-thirds of primary nickel use, with more than one-half of the steel going into the construction, food processing, and transportation sectors. Nickel prices peaked at unprecedented levels in mid-2007, but have gradually declined since as the world economy weakened. In October 2008, the London Metal Exchange cash price for nickel averaged $12,133 per metric ton ($5.50 per pound), down 61% from the mean in October 2007.

There are several factors that can affect overall world nickel demand and price. These factors include the following:

•	world demand for stainless-steel;
•	nickel substitutes;
•	expansion/contraction of nickel mining capacity; and
•	new processing technologies.

World Demand for Stainless Steel

Total stainless steel demand dropped 7% in 2008 and is expected to drop approximately 11% in 2009. An estimated 4% increase in China will only partially offset reduced consumption elsewhere in the world. Negative demand growth is forecasted in the European Union, Japan and North America in 2009. The ongoing world economic slow down has led to significant decreased demand for products using stainless steel, particularly in the construction, transportation and consumer durables sectors.

The ongoing decrease in demand for stainless steel may also be a factor of market conditions. During 2006 and the early 2007 demand and price for nickel and stainless steel reached unprecedented levels. This led to significant increases in nickel stockpiles above traditional levels. As a result prices have decreased to reflect the imbalance between supply and demand. Current forecasts anticipate it may take until 2010 for the imbalance to correct itself and for associated demand and price to begin to rebound.

Nickel Substitutes

Because of price spikes from 2006 to 2008 nickel priced itself out of certain areas. As a result, a number of applications for which nickel has been used historically have disappeared. Engineers have begun substituting low-nickel, duplex, or ultrahigh-chromium stainless steels for austenitic grades in a few construction applications. Production of pig nickel and nickel-free specialty steels is increasing and continues to erode the market share for nickel bearing stainless steel grades. Titanium alloys or specialty plastics can substitute for nickel metal or nickel-based alloys in highly corrosive chemical environments. Cost savings in manufacturing lithium-ion batteries allow them to compete against NiMH in certain applications.

Expansion/Contraction of Nickel Mining Capacity

As a result of declining metal prices, fears of recession and tightening credit a number of well-known producers plan to halt mining at less profitable operations and to delay other development projects.

Norilsk Nickel, the world’s largest nickel miner, has announced that it is suspending its last two operating mines in Australia. Black Swan, which had already reduced its total output through the closure of the Silver Swan underground operations in November 2008 has been placed on care and maintenance. Lake Johnston, another acquisition from LionOre has also been closed. Norilsk Nickel also announced that it is also evaluating the economic viability of its African operations.

BHP Billiton announced in January 2009 that it was closing down its Ravensthorpe mine and processing plant (50ktpy) in Western Australia due to current low nickel price and the costs of operation. BHP Billiton mentioned the “indefinite suspension” of the nickel operation, which cost US $2.2 billion and was commissioned in May 2008. BHP Billiton also announced that it would scale down the rate of mining at the Mount Keith operation and focus on procuring more ore from existing stockpiles.

Sherritt has announced that it is in the process of reviewing its Ambotovy project (60ktpy of nickel and 5.6kpty of cobalt) in Madagascar as the outlook for nickel remains challenging and capital expenditures are exceeding previous expectations. In December 2008, Sherritt had already announced that it would defer any capital spending and would focus on reducing costs. The longer term economic viability of the project also depends on higher nickel prices than current ones.

Xstrata announced changes to its Sudbury nickel operations. The Sudbury complex has been placed on care and maintenance. Closure of the Thayer-Lindsley and Craig mines were announced in November 2008. The Fraser mine has also been closed.

New Processing Technologies

Historically, nickel production has come from higher-grade sulphide deposits because processing is less energy-intensive and therefore less expensive. However, as sulphide deposits are limited, interest in developing laterite deposits is increasing.

To date, the success rate of laterite deposits has not been encouraging. Several laterite mines have closed down, restructured or faced a number of issues affecting development of new laterite deposits including technological problems such as:

•	developing economic processing techniques;
•	high investment in infrastructure due to remote locations of mines; and
•	environmental concerns due to surface mining methods.

Our Properties

As discussed above, through our subsidiaries, we hold the rights to the Kempirsai nickel, cobalt and brown coal deposits, which are located in northwestern Kazakhstan and the Gornostai nickel and cobalt deposit located in northeastern Kazakhstan. As noted above, we are currently in negotiations to sale our Gornostai deposit.

Bekem Metals Inc
Projects Location Map
RUSSIA
RUSSIA
Kempirsai Project
Gornostai Project
Petropavlovsk
Kostanay
Kokshetav
Pavlodar
Oral
Aktobe
Astana
Semey
Oskemen
Aktobe Oblast
Arkalyk
Qaraganda
Eastern Kazakhstan Oblast
Atyrau
Caspian Sea
KAZAKHSTAN
Jezkazgan
Lake Balqash
CHINA
Aktau
Aral Sea
Taldykurgan
Kzyl-Orda
Almaty
Taraz
Shymkent
TURKMENISTAN
UZBEKISTAN
KYRGYSTAN
0
300
600
kilometres
- International Boundary
- Oblast Boundary
- Capital of Kazakhstan
- Oblast Capital
- Bekem Metals Projects
January 15, 2007

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

Kempirsai Project
Location Map

50°40'
50°20'
58°20'
58°40'
Susaly
Boredinovka
Karagalinsky region
Kempirsai
Karaktusay
Aktobe, 116 km
Enbekshi
Badamsha
Mamyt
Khromtausky region
N
W
E
S
Kuzulsu
Khromtausky region
Nikeltau
Sarusai
N_Shandashinskoye
Stepnoye
Karaobinskoye
Stepninskoye
Ongar
Tassay
Aktobe, 85 km
KHROMTAU
- Region Boundary
- Power Lines
- Railroads
- Roads
- Gas pipe line
- Ni - Co Deposits
- Coal Deposit
0
6
12
kilometers

December 6, 2006

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

Gornostai Project
Location Map

78°30'
79°00'
79°30'
80°00'
51°00'
50°30'
50°00'
RUSSIA
Mukutai
Undrus
Semiyarka
Lesnov
North Section
Gornostai
Co-Ni Deposit
Kurchatov
Grachi
Aktobe
Vladimirovka
Topolnoe
Meshyanka
Baitant
Kanonerka
Petropavlovka
Novopokrovka
Chagan
Komsomolski
South Section
S/Komsomolski
Belokamenka
Irtysh river
Mukur
SEMEY
Zhana-Semey
Ozerki
Baigozi
Karabastuz
Pavlodar Oblast
Eastern Kazakhstan Oblast
Bersein
Baizumash
N
S
E
W
0
10
20 KM
kilometers
International Boundary
Oblast Boundary
Railroads
Power Lines
Roads
1. Asphalt
2. Country
Geological Allotment

February 8, 2007

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

Territory Name	Size of Territory	Primary Minerals	License Type	License or Contract #	License and Subsoil Use Contract Term

Kempirsai	575,756 acres	Nickel and cobalt ore	Production	MG #420 MG #426	Expires Oct, 12, 2011 unless extended(1).

Mamyt	116 acres	Brown coal	Production	MG #9-D	Expires Dec, 11 2018 unless extended.
Gornostai	12,232 acres	Nickel and cobalt ore	Exploration and Production	1349	Exploration period expires Feb. 26, 2010(2). Production period expires Feb. 26, 2026 unless extended.

(1)

In December 2008 KKM received notice from the MEMR that it has agreed to extend the term of KKM’s nickel subsoil use contract until the year 2020. Currently, the addendum to the KKM subsoil use contract is under negotiations and expected to be signed in April 2009.

(2)	On May 16, 2008 Kaznickel and the MEMR signed an addendum to the subsoil use contract extending the exploration period to February 2010.

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

For additional details regarding the terms and obligations associated with our subsoil use contracts and licenses please see “Tax and Royalty Scheme in the Republic of Kazakhstan” and “Annual Work Programs of our Subsidiaries” in Item 1 “Business”, “Summary of Material Contractual Commitments” in Item 7 “Management’s Discussion and Analysis” and “Note 3 – Property, Plant and Mineral Interests”, “Note 6 – Asset Retirement Obligations” and “Note 9 – Commitments and Contingencies” contained in the Notes to our Consolidated Financial Statements.

Kempirsai

The Kempirsai deposit was discovered and actively explored during the Soviet era. In the 1980s, the State Reserves Committee approved the reserves (based on Soviet standards) and approved the Kempirsai deposit for commercial production. The Kempirsai deposit was actively mined during the 1980s and early 1990s. Active mining at the Kempirsai deposit ceased in 1996. The working program associated with the licenses for the Kempirsai nickel, cobalt and Mamyt brown coal deposits are production contracts, and those contracts do not require us to undertake significant exploration activities. While we do not have fixed exploration obligations, in order to retain our licenses we are required to engage in certain activities. For details regarding our mine production requirements, see “Annual Work Programs of our Subsidiaries” in Item 1 “Business.”

Gornostai

The subsoil use contract to the Gornostai deposit was issued in February 2004. At the time it was issued, the MEMR determined that additional exploration of the deposit was necessary to determine the existence of commercially producible mineral reserves. Therefore, the subsoil use contract provides a period for exploration. Under the terms of the contract for the Gornostai deposit, we were granted the right to explore for nickel and cobalt for two years. The exploration term provides for two two-year extensions upon our request. We requested and were granted our first extension, extending the current exploration period to February 2008. On May 16, 2008, Kaznickel and the MEMR signed an addendum to the subsoil use contract further extending the exploration period to February 2010.

In the event we are successful in discovering commercially producible nickel and/or cobalt reserves, we will be required to apply to the MEMR to convert our current license from an exploration license to a commercial production license. We would also be required to pay a 0.1% commercial discovery bonus based on the initial determination of our mineral resources by the MEMR. If we do not discover commercially producible reserves before February 2010, we will return to the Republic of Kazakhstan the rights to all areas within the licensed territory and will have no further rights to the licensed territory.

As discussed above, declining metal prices and increasing problems with the availability of market financing forced us to consider the option of selling Kaznickel. On February 13, 2009 we executed a Memorandum of Understanding to sell Kaznickel to Ertis Ferronickel Works LLP. The Memorandum may be terminated in the event that the MEMR does not approve the transaction or if the parties are unable to negotiate the terms of a definitive agreement.

Annual Work Programs of our Subsidiaries

Each year we must submit an annual work program to the MEMR’s Territorial Division under the State Body for Subsurface Use and Protection. The annual work program indicates the scope of exploration and/or production works and finance costs we are required to incur each year.

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

As a result of the litigation over the attempted cancellation of licenses, the 2008 annual work program for KKM was revised. In July 2008 the MEMR agreed with KKM on a new working program for the period August - December of 2008. As a result, the KKM’s contractual obligations for extraction of nickel ore and brown coal decreased from 350,000 tons to 146,000 tons and 200,000 tons to 83,000 tons, respectively. As discussed above, on December 29, 2008, KKM received a notice from the MEMR that it has agreed to suspend all ore mining requirements until the end of 2012 to allow KKM to focus on the construction of an ore processing facility. The notice indicates that under the work program, KKM will be required to invest $135,000,000 in its mining and ore processing technology during the period 2006-2020 (or around $123.4 million for the remaining period). Currently, the addendum to the KKM subsoil use contract is under negotiations and expected to be signed in April 2009.

Gornostai

The subsoil use contract for Gornostai provides Kaznickel certain rights and also imposes certain obligations and commitments. The rights include exploration through February 2010 (extended from 2008, as discussed above), and development and production of minerals through February 26, 2026.

The obligations and commitments under the amended contract are approximately $2,000,000. This amount includes $543,000 ($275,000 in 2008 and $268,000 in 2009) for exploration drilling (2,000 meters), sampling and assaying (1,000 core samples), metallurgical tests and preparation of the report to the State Resource Committee. Also, it includes financing the region’s social programs in the amount of $5,000 during the exploration extension period and donation for the ongoing development of Astana and Kurchatov (cities in Kazakhstan) in the amount of $300,000. Also, it includes $750,000 for repayment to the Republic of Kazakhstan of historical costs incurred by it in undertaking geological and geophysical studies and infrastructure improvements related to the Gornostai deposit. The repayment terms of this obligation will not be determined until Kaznickel applies to the Republic of Kazakhstan for and is granted a contract to engage in commercial production, which is anticipated within the next one to two years. However, there is no guarantee when or if Kaznickel will discover commercially producible reserves within the Gornostai deposit.

For us to maintain our rights to the Kempirsai and Gornostai deposits, we must satisfy the work program requirements for each property. As evidenced by the litigation associated with our Kempirsai deposits, if we fail to satisfy our working program requirements we could be subject to fines and penalties or even to the potential forfeiture of our contracts, licenses and all rights we have thereunder.

Geology and Mineralization

Nickel ferrous laterites make up approximately 70% of all land-based nickel resources, though currently they constitute about 45% of the primary nickel production. Nickel laterite deposits are formed as a result of prolonged weathering of ‘ultramafic’ rocks containing ferromagnesian silicate minerals. Under conditions of warm temperatures and high, frequent rainfall, nickel leaches from the upper layers and precipitates in the lower layers in a lattice of silicate and iron oxide minerals.

If an ore deposit is outcropping or occurs near the surface, it can be extracted using open cut methods. Open cut methods allow for lower extraction and operating costs, which can allow low-grade deposits to be economically viable. The topsoil and overburden are removed and stockpiled for later rehabilitation and, as the mine increases in depth, the walls of the excavation are left at an angle to avoid collapse. Open cut mines use large mobile machinery that enables high production rates. Large haul trucks carry the ore and waste to surface stockpiles. Rapid rates of mining in shallow weathered parts of the deposits slow down as the depths increase due to the increased hardness of the material. Nickel laterites are generally mined by surface operations up to 60 meters deep.

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

The ore reserves of the Kempirsai deposit were evaluated during the Soviet era based on Soviet standards. The Soviet standards, however, are not consistent with the standards established by the United States Securities and Exchange Commission (“SEC”). Therefore, during 2007 - 2008 we retained Wardell Armstrong International, an independent engineering firm, to perform a preliminary feasibility study, including an estimation of mineable reserves for the Kempirsai deposit. In 2008 the Company completed the preliminary feasibility study (“PFS”) for the Kempirsai deposit and plans to retain Wardell Armstrong International to conduct a bankable feasibility study of our Kempirsai deposit to provide detailed information on mining, processing, metallurgical, economic and other relevant factors. The PFS included pilot testing of various technologies for processing nickel ore from the Kempirsai deposit. Based on the results of the PFS, we intend to focus on the Vanyukov Process for further development of the Kempirsai deposits and construction of a nickel processing plant in Aktobe region, Kazakhstan (Kempirsai deposit). The Vanyukov Process, first developed in the 1940’s in Russia, is capable of treating oxide nickel ores to form either a nickel matte (by addition of a sulphur containing compound such as pyrite) or directly to form a ferronickel alloy containing up to 20% nickel. We expect that we will need around $160 million to fund construction of a processing plant with the planned annual capacity of 20,000 tons of ferronickel (5,000 tons of nickel). If funding can be secured, we anticipate construction of the plant will take approximately three years (including preparation of the bankable feasibility study). As we generate no revenue, we will need to raise additional capital through the sale of equity and/or debt securities to fund plant construction.

If funding is secured, we will continue preparation of bankable feasibility study. As we have not yet established reserves at the Kempirsai deposit, which can be accomplished upon completion of a bankable feasibility study, this project should be deemed exploratory in nature. For additional information regarding reserves please see “Reserves” in Item 1 “Business.”

Gornostai

Exploration activities conducted during the Soviet era and by us since we acquired the rights to the deposit have identified 21 ore bodies through drilling within the South section of the deposit and two ore bodies in the North section. The area of the deposit is located within the Gornostai ultramafic belt. The deposit is characterized by three distinct zones of ochre, nontronite, and leached and disintegrated serpentinite:

•	Ochre zone represents the upper part of the serpentinite weathered crust.
•	Nontronite zone is more widespread than the ochre zone with thickness varying from 2 meters to 10 meters (sometimes reaching 30 meters.)
•	Zone of leached and disintegrated serpentinite is the most widespread amongst the three zones. The zone mean thickness is 15-20 meters (in some cases up to 50 meters.)

The minerals are found mainly in laterite form. The ore bodies have embedded form, are mainly horizontal in attitude and show variable thickness. The nickel content in the ore bodies varies from 0.7% to 2.3% and cobalt varies from 0.05% to 0.37%. The ore bodies are typically located at depths between 0 to 20 meters from the surface, which should allow for strip mining. The lengths of the ore bodies range from 200 meters to 4,050 meters and widths range from 200 meters to 2,000 meters. Thickness varies from 0.8 meters to 15 meters. Average ore body thickness is around 4.2 meters, with an estimated average stripping ratio of 1.8 cubic meters per ton. Of the drilling done to date, the average content of nickel is 0.85% and cobalt 0.059%.

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

Wardell Armstrong International also evaluated the Gornostai deposit in connection with a scoping study and preliminary resource estimation. As discussed above, we plan to sell Kaznickel. However, if we ultimately do not sell Kaznickel and if funding is secured, we plan to undertake a PFS on the Gornostai deposit during 2009 with completion in 2010. Completion of the PFS will allow for the preparation of a bankable feasibility study including a reserve estimate that will comply with the standards established by the SEC for development and/or production stage companies. For additional information regarding reserves please see “Reserves” in Item 1 “Business.”

History and current state of our deposits

Kempirsai

The KKM subsoil use contract covers a 575,756 acre territory, in northwestern Kazakhstan. This contract was issued by the MEMR and incorporates License series MG#420 and MG#426. These licenses to the nickel and cobalt deposits cover a period expiring on October 12, 2011. This contract may be extended upon agreement between KKM and the MEMR. KKM also holds a subsoil use contract that incorporates License series MG #9-D for a brown coal deposit located within 40 kilometers of its nickel and cobalt deposit. This contract expires on December 11, 2018 with the possibility of further extensions.

In July 2008, the MEMR agreed with KKM on a new work program for the period August-December of 2008. In December 2008, KKM received a notice from the MEMR that it has agreed to extend the term of KKM’s subsoil use contract until the year 2020. The MEMR has further agreed to suspend ore mining requirements until the end of 2012 to allow KKM to focus on the construction of an ore processing facility. The notice indicates that under the Work Program, KKM will be required to invest $135 million to be applied to mining and ore processing technology during the period 2006-2020 (or around $125 million for the remaining period). Currently, the addendum to the KKM subsoil use contract is under negotiations and expected to be signed in April 2009.

Historical exploration and production activities

The first nickel deposits of the Kempirsai group were discovered in the 1930s. 44 deposits in total have been discovered and explored since then. The Kara-Obinskoye and Novo-Shandashinskoye sections were explored during the late 1970s by core drilling on a 12.5-25m x 25m grid. The volume of exploration works done on the deposits were as follows:

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

The Kempirsai deposits remained the property of YuzhUralNickel after the break up of the Soviet Union until 1996, when a joint venture between YuzhUralNickel and the Kazakhstan State Property Committee was formed. Because of a lack of Russian interest in developing this deposit in Kazakhstan, the joint venture was unsuccessful. In 1999 the rights to the Kara-Obinskoye and Novo-Shandashinskoye nickel deposits and Mamyt coal deposit were acquired by KKM from the joint venture. Due to a lack of funding and processing capability, combined with market conditions and the low nickel content of Kempirsai ore, KKM has not engaged in active or significant mining activity since acquiring the deposits.

Historically, the Kempirsai deposits were open-pit mined, with maximum mining depths of approximately 20 meters. We anticipate that the Kempirsai deposit will be open-pit mined in the future.

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

In addition to the rail and road infrastructure discussed above, 220 and 110 kilovolt high voltage power lines run nearby the Kempirsai deposits and the Buhara-Ural gas pipeline runs approximately 10 km to the east of our nickel deposits, (see “Kempirsai Project Location Map” included in “Location and access to our properties” in this Item 1 “Business.”) We can access water from the lakes around Badamsha. In the future, we also plan to use coal from our Mamyt deposit to supply power for our ore processing plant.

Costs

Since October 2005, when we acquired KMI, through December 31, 2008, KKM has expended approximately $21,340,000 at the Kempirsai deposits. These funds were used to repay loans to related and unrelated third parties in the amount of $10,100,000; $2,000,000 for the construction of our hydrochlorination pilot plant; $9,240,000 was spent on other capital expenditures as a part of our minimal working program and financing working capital. We anticipate future costs to be up to $300 million for construction of a nickel processing plant at the Kempirsai deposit. We anticipate the plant will utilize the Vanyukov process technology, which is discussed in greater detail in the “Processing” section of this Item 1 “Business.” We plan to spend approximately $10,000,000 to meet our annual work program requirements and other planned activities in 2009. Our plans are dependent upon our success in signing an addendum to the Kempirsai deposit contract, selling Kaznickel and raising funds as discussed in the “Plan of Operations” section of Item 6 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

In the South section, drilling was undertaken on a 200-400 meter x 100-200 meter grid. In total 2,067 shallow depth holes with a total length of about 60,000 meters and several deep holes with a total length of 2,857 meters were drilled. 48 pits varying in depth between 4.3 – 24.6 meters (570 meters in total) were explored around drill holes to check core sample results. In 1965 two pits were explored for metallurgical samples. Sample weights were 1.3 and 3.6 tons. Samples were tested at the VNIITzvetmet Institute in Ust-Kamenogorsk, Kazakhstan. Metallurgical tests were carried out at pilot-plant scale using four options; ferronickel electro smelting, matte electro smelting, sulphuric acid, and carbonate – ammonia leaching.

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

The last nuclear testing in the area was conducted in 1989. Recent tests performed by state agencies show that the radiation levels in the soil, water and air are within normal ranges.

Exploration activities

Since acquiring Kaznickel, consistent with the terms of the current three-year work program for the deposit approved by the MEMR in 2005, we have engaged in exploration activities within the Gornostai licensed territory to determine the characteristics of this deposit. During 2008 we completed drilling of 10 test holes (all test holes in the North section of the Gornostai deposit) to an aggregate depth of 967.2 meters, and have taken 650 core samples. During 2007 we drilled 619 holes to a total depth of 15,625 meters, and an average depth of 25 meters per hole, and have taken 8,370 geochemical and core samples. 14 exploration pits (173 meters total depth) were made on the South section and 340 channel samples were collected. During 2006 we drilled 488 holes to a total depth of 12,652 meters, and an average depth of 30 meters per hole, and have taken 6,755 geochemical and core samples All samples collected in 2006-2008 were assayed by CenterGeoAnalit LLP, a nationally accredited independent laboratory located in Karaganda, Kazakhstan, to perform spectrum and quantity analysis to identify the content of nickel, cobalt and iron. During 2005 we drilled 42 holes to a total depth of 1,065 meters, and an average depth of 30 meters and have taken 595 samples to the Institute of Nonferrous Metals, located in Ust-Kamenogorsk, Kazakhstan where these samples represent ordinary core samples for nickel and cobalt content.

As discussed above, currently the exploration stage of our license runs through February 2010 due to the second two-year extension of exploration stage. During the exploration stage we are required to engage in certain activities to determine the existence of commercially producible mineral reserves.

As discussed above, we plan to sell Kaznickel. However, if we are not successful in selling Kaznickel, we plan the following exploration activities for 2009, which we believe will be sufficient to both satisfy our annual work program requirements and to help us establish commercially producible reserves within the Gornostai deposit. Once we establish commercially producible reserves, we plan to move to commercial production at the Gornostai deposit.

Activity	Quantity	Anticipated Timetable	Estimated Cost

Core drilling on North section including mobilization/ demobilization	1,000 meters 10 holes	July 2009 - October 2009	$130,000

Core sampling and sample preparation	650 samples	July 2009 - October 2009	$8,000

Assaying and metallurgical tests	1,000 samples	July 2009 - October 2009	$95,000

Interpretation of exploration results and preparation of the report and reserve estimate for submission to the State Reserves Committee		July 2009 - February 2010	$145,000

Preparation of a preliminary feasibility study to establish reserves that comply with the standards established by the SEC		July 2009 - February 2010	$400,000

A local drilling company will be contracted for drilling activities. Core sampling, core logging and results interpretation will be carried out by our own in-house geologists, who have 10-30 years experience in such activities. Core preparation will be conducted by SemGeo LLP, a third party with years of experience in the local market. CenterGeoAnalit LLP will carry out the assaying. Wardell Armstrong International will be contracted for performance of the preliminary feasibility study.

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

Submission of report and reserves estimate to the State Reserves Committee

During 2008, we retained a third party to work with our in-house geologists to prepare the report and reserve estimate for submission to the State Reserves Committee in connection with our application to move the Gornostai deposit from exploration phase to commercial production phase. This work will be continued in 2009.

Infrastructure

In addition to the road and rail infrastructure discussed above, low tension power lines follow the railway and run within the Gornostai deposit. A high tension power line is located approximately 6-7 km to the south of the central part of the South deposit. We have access to water from the Irtysh River. Unlike the Kempirsai deposit, there are no buildings and only minimal equipment at the Gornostai deposit.

Costs

Since January 2005, when we acquired Kaznickel, to December 31, 2008, Kaznickel has spent approximately $5,780,000 in exploration activities at the Gornostai deposit. As discussed above, we plan to sell Kaznickel. If we are not successful in selling Kaznickel in 2009, we plan to spend approximately $1,300,000 during 2009 on exploration activities and further development of the Gornostai deposit. This spending depends on our ability to raise funds through a combination of private equity and debt financing. For additional details please see the “Plan of Operations” section of Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Reserves

The Gornostai deposit is considered to be at the exploration stage. As with the Kempirsai deposit, in accordance with SEC Industry Guide 7 mineral deposits qualify as “reserves” only to the extent some part of the deposit can be economically and legally extracted or produced at the time of the reserve determination based on the bankable feasibility study. At the present time, we have completed a preliminary feasibility study for the Kempirsai deposit and we plan to retain Wardell Armstrong International to conduct a bankable feasibility study of our Kempirsai deposit to provide detailed information on mining, processing, metallurgical, economic and other relevant factors.

Because our deposits are without known reserves, our proposed programs should be considered exploratory in nature.

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

High magnesia, relatively low iron ores (saprolite, serpentinite or garnierite) are typical of tropical climates such as in Indonesia. These ores are traditionally processed by pyrometallurgical techniques, particularly smelting, as generally the nickel replaces magnesium in the magnesium- silicate lattice. In order to recover the nickel, the lattice has to be broken down thereby freeing the nickel. This is achieved by smelting under reducing conditions, i.e. drying, calcining/reduction and electric furnace smelting to produce ferronickel or nickel sulphide matte, which are further processed and refined to recover metal. High pressure acid leaching (“HPAL”) is also possible but large amounts of MgSO4 and MgCl2 are produced increasing the cost of regenerating acid; therefore heap leaching is more suitable to low clay content laterites.

There are three main treatment processes for nickel laterites:

•	Conventional smelting (pyrometallurgical);
•	Reduction roast / ammonia leach processing (Caron Process); and
•	High pressure acid leaching (HPAL).

Conventional Smelting

This process is typically used for high nickel and low iron saprolite ores, and involves furnace smelting to form an iron-nickel product typically with 20%-40% contained nickel. Further treatment can increase this to around 78% nickel. The classic pyrometallurgical process for nickel laterite ores is commonly referred to as the RKEF process (Rotary Kiln-Electric Furnace). Ore is calcined and pre-reduced in a rotary kiln prior to smelting to produce FeNi (ferronickel) and slag. The RKEF process is widely used and there is a relatively good understanding of the process flow scheme. This technique is very simple and is used at the PT Inco mine in Indonesia, the Falcondo mine in Dominican Republic and the Cerro Matoso mine in Columbia, among others. In recent years modifications to the RKEF process have been attempted, replacing the rotary kiln element with flash calcining and utilizing DC ARC furnace technology for the smelting stage (so-called NST process). These recent technologies have been studied at bench scale and proposed for full-sized commercial installations, but, they are not widely practiced and regarded as emerging rather than established technology.

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

High Pressure Acid Leaching (HPAL)

The HPAL process is used where there is high iron, limonitic ores with low magnesium and silica such as the dry laterites found in Australia. The process involves the dissolution of limonite ores in acid under high pressures and temperatures. This liberates the nickel and other metals in solution and allows concentration and processing to produce an intermediate nickel product which can be further refined. Leaching occurs at 250°C to 270°C, with high acid consumption. Existing operations include plants at Murrin Murrin, Cawse (Australia), Moa Bay (Cuba) and Rio Tuba (Philippines) and new projects Goro (New Caledonia) and Ravensthorpe (Australia). HPAL technology was expected to change the shape of the industry cost curve. However, existing equipment has proven inadequate for the required high temperatures, pressures and acid strengths. This has resulted in longer than expected ramp-up schedules and significant cost overruns at a number of proposed HPAL facilities. As an example, Ravensthorpe was closed down after only one year of production due to cost pressure.

In addition, several low-tech processes are currently in development. A description of each process follows:

Heap Leaching

Heap leaching is a process currently in development that has been designed to process a range of ore types. The process is low-tech, with modest capital and operating costs. Ore is leached for between 150 and 700 days. The process uses a reductant for cobalt extraction. During downstream processing, iron is removed from goethite, jarosite and hematite, with the precipitate nickel forming as mixed sulphide or hydroxide. Minara Resources is currently undertaking a research and development project at Murrin Murrin to allow nickel/cobalt heap leaching, initially to process ore rejects (scats) to run in parallel with its HPAL operation. The other committed project is European Nickel’s Caldag deposit in Turkey which is currently under construction.

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

During 2006 we constructed a pilot plant at our Kempirsai deposit to test our hydrochlorination process. Our pilot processing plant has a processing capacity of 12.5 tons of ore per day. We performed initial testing and processed an aggregate of 10 tons of ore through the pilot plant from October 2006 to January 2007. The test results indicated the following issues that we are trying to resolve:

•	the necessary equipment for the pilot plant is difficult to design, locate and procure;
•	the use of chlorides in the process creates a risk to personnel and the environment;
•	difficulties in accomplishing isolation in the rotating kiln; and
•

winter weather conditions at our Kempirsai deposit, including up to 13 feet of snow and temperature as low as 31 to 40 degrees below zero Fahrenheit, require appropriate equipment to operate the pilot plant in harsh weather conditions.

The initial tests of the pilot plant used head ore from our Kempirsai deposit. The average nickel content of our Kempirsai head ore is approximately 1.1 percent per ton. PIT Geoanalitika, an independent Kazakh company, conducted chemical analysis of several different samples of the pilot plant concentrates and found that nickel content following the hydrochlorination process increased 10 to 15 percent. We feel these initial results justify further research and development to optimize the process at the scale of the pilot plant with a view to employing the technology in commercial production in the future. Irrespective of our decision regarding the feasibility of a pyrometallurgical or hydrometallurgical processing plant at the Kempirsai deposit, we plan to continue testing and development of our hydrochlorination process.

Smelting in a liquid bath (pyrometallurgical - Vanyukov process)

In 1949, the Moscow State Institute of Steel and Alloys proposed a process based on smelting in a liquid bath. This technology has been developed and, although little used in the West, has for more than 25 years been applied successfully as a standard metallurgical melting process, especially for the production of copper from both oxide and sulphide ores in the CIS countries. The first commercial application of this technology for the processing of nickel oxide ores to produce ferronickel commenced at Kombinat YuzhUralNickel (Russia) in 2004. Coal, coke or even methane can be used as the reducing agent. An advantage of the Vanyukov process over the more widely known RKEF process is that reduction and melting occurs in a single unit as opposed to having separate units (rotary kiln and electric furnace), thereby enabling potential capital cost savings. The ability to use coal, coke and/or methane as both a fuel and a reductant also offers potential operational cost savings compared to the more traditional routes. Another possible advantage of the Vanyukov process is the considerably lower electrical power requirement compared to RKEF technologies. YuzhUralNickel is currently undergoing upgrading and once complete should demonstrate the commercial applicability of this process flow scheme.

Bioleaching

Low grade ores can also be treated through the environmentally safe hydrometallurgical process of bioleaching, a process currently undergoing successful trials by Titan Resources at the Radio Hill nickel mine (Western Australia). Unlike other processes that release noxious sulphur gases, all the sulphides are converted into water-soluble sulphates.

Our Plans on Processing Technology

We spent the past several years analyzing and pilot testing a number of nickel processing technologies.

Kempirsai

The most recent pilot testing and the PFS were performed to investigate the following technologies:

•	Hydrometallurgical technologies -- hot acid and heap leaching;
•	Pyrometallurgical technologies -- rotary kiln with electric furnace; and
•	(RKEF) with AC and DC furnaces and liquid bath furnace (Vanyukov Process).

In September 2008, Bekem and its subsidiary, KKM, completed initial pilot testing of various technologies for processing nickel ore from its Kempirsai deposit. The testing was conducted in the United Kingdom, Russia and Kazakhstan. The primary objective of pilot testing and commissioning the PFS was to identify an effective and efficient nickel processing technology in terms of capital expenses and operating cost, nickel recovery and input-output volatility parameters. Based on the results of testing, the PFS reports and other factors, such as economics and funding, we intend to focus on the Vanyukov Process for further development of the Kempirsai deposits and construction of a nickel processing plant in the Aktobe region of Kazakhstan, subject to obtaining the necessary capital financing. Preparation of the PFS involved several independent experts including well-known western companies like Wardell Armstrong International, GBM, PB Power and leading Russian institutes -- Moscow Institute of Steel and Alloys and Gipronickel.

The Vanyukov Process is capable of treating oxide nickel ores to form either a nickel matte (by addition of a sulphur containing compound such as pyrite) or directly to form a ferronickel alloy containing up to 20% nickel. Potential advantages of using the Vanyukov Process compared to the other processing technologies considered include:

•	lower capital expenditure requirements;
•	lower operating expenses;
•	reduced environmental impact;
•	longer periods between equipment repairs;
•	replacement of electrical energy for smelting with coal and/or natural gas; and
•	simplified process flow sheet.

The following table represents the summary of the PFS initial cash operating and capital costs estimates as of July 1, 2008 for processing 1.6 million tons of ore annually and with the annual capacity of 50,000 tons of ferronickel (10,000 tons of nickel):

(in USD)	RKEF (own power plant)	RKEF (electricity from 3rd party)	Vanyukov process	Heap acid leaching	Tank acid leaching
Cash operating expenses per 1 ton of nickel	7,809	9,608	6,312	12,324	12,290
Total project capital costs	657,000,000	414,400,000	264,195,000	214,610,000	319,710,000

The RKEF and Vanyukov process technologies produce a ferronickel product that has a market value of approximately 90% of the nickel and cobalt content in the produced product. The acid leaching technologies produce a Mixed Hydroxide Product ("MHP") that has a market value of approximately 70% of the nickel and cobalt content in the produced MHP product. We believe additional marketing studies would be required to determine potential customers for the MHP product. The cash operating expense figures in the above table take into account the varying values of each product to present the operating expenses of each technology on an equivalent per ton basis.

Small pilot scale tests conducted in the first half of 2008 on Kempirsai ore utilizing the Vanyukov Process technology demonstrated recovery of more than 90% of the nickel, i.e. more than 90% of the nickel contained in the ore samples was recovered in the ferronickel alloy.

We plan to continue working with Wardell Armstrong International to provide us with a bankable feasibility study and an ore resource estimate of our Kempirsai deposit. We anticipate completion of this study during our 2010 fiscal year if we secure financing of this study in 2009-2010.

Gornostai

We currently have no processing facilities at the Gornostai deposits. Soviet era data and our own activities indicate that the Gornostai ore appears to be high magnesia, low iron ores. Based on this, the processing technique that has historically been most commonly used with ore like ours is pyrometallurgical processing. Heap leaching may also be possible.

As discussed above, if we ultimately do not sell Kaznickel we plan to work with Wardell Armstrong International to provide us with a preliminary feasibility study and an ore resource estimate of our Gornostai deposit after completion of interpretation of exploration results and preparation of the report and reserve estimate for submission to the State Reserves Committee.

Tax and Royalty Scheme in the Republic of Kazakhstan

Over the last several years the Kazakhstan state policy was oriented on reducing tax burden on entities by gradual decrease of major tax rates (VAT, social and individual income tax, etc).

On December 10, 2008 a new Tax Code was adopted, which is effective from January 1, 2009. According to the new Tax Code, tax rates were revised in both directions. Major changes include:

•	VAT was reduced by 1% (to 12%);
•	Minerals production tax (former royalty tax) was increased from 3.5% to 6% (rates effective for nickel);
•	Property tax was increased from 1% to 1.5%, but the tax base was reduced significantly by excluding movable property;
•	Corporate Income Tax (CIT) rate was reduced from 30% to 15% (the rate effective from 2011).

As of December 31, 2008, we are subject to the following taxes and royalties payable to the Republic of Kazakhstan:

Class of Tax or Royalty	Basis of Tax	Payable Period	Annual Rate
Corporate Income Tax	Profits	Monthly	30%
Social Tax	Payroll	Monthly	21-26%
VAT	Value added	Monthly	14-20%
Property Tax	Property	Quarterly	1%
Royalty (ore)	Output volume	Monthly/Quarterly	2.21%
Royalty (brown coal)	Output volume	Monthly/Quarterly	0.9%
Excess Profit Tax	Net income	Annually	4-60%

Competition

Total nickel production worldwide was approximately 1,610,000 tons in 2008, according to the USGS. Norilsk Nickel is the largest nickel producer followed by CVRD, BHP Billiton Plc, Eramet Group and Xtrata. These five companies account for approximately 60% of the world’s primary nickel production, while more than 30 medium to small size companies produce the remaining 40%.

Until recently, there were no nickel-producing companies in Kazakhstan. In February 2004, Oriel Resources, a London-based company, acquired 90% of Muzbel LLC, which holds exploration and extraction rights for the Shevchenko nickel deposit in northern Kazakhstan. Formed in July 2003, Oriel’s primary focus is the acquisition and development of advanced and high-quality chrome, nickel and other alloying commodities in the countries of the Former Soviet Union, primarily Kazakhstan and the Russian Federation. Oriel Resources owns Tikhvin chrome smelter near St Petersburg and has two deposits in Kazakhstan, including the Voskhod chrome and the Shevchenko nickel projects. The Shevchenko nickel project feasibility study showed proven and probable nickel laterite ore reserves of 104.4 million tons of 0.79% nickel. In 2008, Mechel acquired Oriel Resources. Mechel is the leading Russian coking coal and long steel producer, however recently its interest has expanded into utilities and ferroalloy manufacturing.

Companies compete with each other generally across the globe and are best categorized by their size, reserve base, ore richness and production method, due to different extracting technologies applied, and the final product. Competition in this industry focuses largely on price and nickel content, whether it is sold in unwrought or chemical form. High nickel content material is sold at higher prices and is most sought after among customers. We do not anticipate direct competition from Oriel Resources should they pursue plans to build a nickel processing plant in Kazakhstan. Nickel and cobalt are part of a global market and a worldwide demand, in which the supply is limited and the number of industries that use nickel and cobalt is increasing, thus ensuring long-term demand for additional production of nickel and cobalt.

We believe that the utilization of the Vanukov process for processing of nickel will allow us to be competitive on a cost basis. For example, the Russian UfaleiNickel and YuzhUralNickel nickel smelters cut its nickel output by some 30% in 2008 because of the sharp fall in world nickel prices while the price of the special coke used in nickel smelting increased. The technology utilized by these companies requires 40 tons of coke for production of one ton of nickel (whose share in the production cost is 60%), and with the rising coke prices, production cost is exceeding the price at which the nickel can be sold.

Employees

We currently employ approximately 200 employees, including part- and full-time working employees and 115 employees have been sent on unpaid vacation due to our current financial difficulties. We hire our employees under local labor contracts complying with the governing laws of the Republic of Kazakhstan. We anticipate the need to hire additional personnel only if operations expand. We have managed to maintain turnover of our work force at a low level. With the ongoing labor market monitoring, we believe that future new labor requirements can be satisfied and there is no significant risk of labor shortage.

Reports to Security Holders

We are subject to the reporting requirements of the Securities Exchange Act of 1934. As such, we are required to file annual, quarterly and current reports, any amendments to those reports, proxy and registration statements and other information with the United States Securities and Exchange Commission (“SEC”) in accordance with reporting requirements. The public may read and copy any materials filed by us with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 202-551-8090. We are an electronic filer and the SEC maintains an Internet site that contains reports and other information regarding the Company that may be viewed at http://www.sec.gov.

Item 1A.	Risk Factors

If We are Unable to Obtain Additional Financing in the Near Future, We May be Forced to Terminate Operations. We have no proven mineral reserves that conform to the standards established by the SEC. The Gornostai and Kempirsai deposits have not yet entered the development stage with respect to their mineral interests and we have no production. We have realized only limited revenue from the Kempirsai deposit and no revenue from the Gornostai deposit and have very little ability to generate revenue. We do not expect this to change until a nickel ore processing plant is built and we have commenced commercial operations. As we currently generate no revenue, we will need to raise additional capital through the sale of our equity and/or debt securities to fund plant construction.

Since completion of the preliminary feasibility study, our management has expended significant time and effort over the past year trying to obtain additional financing for the Company. To date, we have been unsuccessful in securing sufficient additional financing to meet our needs. We believe this is due to several factors. Since inception we have incurred an accumulated deficit of $30,272,874. At December 31, 2008 our current liabilities exceeded current assets by $3,677,633. We currently generate no revenue from operations and do not anticipate that to change until such time as we are able to construct an ore processing plant. When coupled with the difficulties in the broader world economy, including the recent problems in the credit markets, steep declines in worldwide nickel prices and volatility and downward trends in the stock market which evidence ongoing weakeness in the United States and global economy, our prospects for obtaining additional funding in the near term are limited.

If we are unable to obtain additional financing in the near future, we will have insufficient funds to satisfy our operating needs, much less to meet our annual work program obligations to ensure we retain our licenses. If we have insufficient funds to meet our operating needs we may be forced to cease operations.

We may be unsuccessful in our negotiations to sell Kaznickel. As noted above, we are currently in negotiations to sell our wholly-owned subsidiary Kaznickel LLP. We anticipate the sale of Kaznickel will provide sufficient capital to fund our operations through the third quarter of the 2009 fiscal year. We are still in the negotiation phase. If we are unsuccessful in negotiating a definitive agreement, in obtaining the necessary governmental and other approvals for the sale or are unable to close the transaction, we will be unable to sale Kaznickel, which currently appears to be our best opportunity in the short-term to obtain capital to continue operations.

Failure to Satisfy the Terms of Our Subsoil Use Contracts Could Result in the Loss of Our Contracts. Under our subsoil use contracts, we are required to satisfy our annual minimum work program requirements. There is no guarantee that we will be able to continue to meet these commitments in the future. If we fail to satisfy these commitments we may be subject to penalties and fines and/or the loss of one or more of our subsoil use contracts. The cancellation of our contracts would have a material adverse effect on our business, results of operations and financial condition. Although we would seek waivers of any breaches or seek to renegotiate the terms of our commitments in the event we do not believe we can meet such commitments, we cannot assure you that we would be successful in doing so.

For many years it was the practice of the MEMR that if a subsurface user for any reason could not fulfill certain conditions for a specific year, then such actions were extended to the next year. During the latter part of 2007, however, this practice was terminated by order of the president of Kazakhstan. This change in practice has created great uncertainty as to how the government will proceed in the future. This problem is enhanced by the fact that there exists no legislatively fixed mechanism for independent determination at a detail level, of the compliance by subsurface users with the parameters of their annual work program. Currently, this determination is made at the discretion of officials employed by the authorized governmental body. These officials are authorized to suspend the activities of the subsurface user even for a minor breach of the detailed annual program. This fact coupled with the right of the competent body to unilaterally terminate a subsoil users contract if the contractor materially breaches the subsoil use contract obligations, indicates there is a risk that penalties and fines and/or the loss of one or more of our subsoil use contracts.

Fluctuations in Commodity Price and Demand for Nickel and Cobalt Have and Will Likely Continue to Adversely Impact the Company. Commodity prices, and demand for nickel and cobalt, are cyclical and influenced strongly by world economic growth, particularly in the US and Asia (notably China). Commodity prices have significantly declined recently and prices can fluctuate widely. Such fluctuations could have a material adverse impact on the our revenues, earnings, cash flows, asset values and growth in the future. As a result of difficult market and general economic conditions (which may be long lasting and continue to deepen), there is reduced direct and indirect demand for nickel and cobalt and these declines, if they do not reverse are expected to a material adverse impact on our future revenues, earnings, cash flows, asset values and growth.

Due to the significant reduction in nickel prices we were required to recognize an impairment of our mineral interests. According to our estimates, we can generate positive cash flows if nickel prices are not lower than $12,000-$12,500 per ton. Nickel prices at December 31, 2008, however, fell below this level, requiring us to recognize an impairment. of our mineral interests in the amount of $8,916,265. If nickel prices continue to fall we may be required to recognize additional impairments to our mineral interests in the future.

Mineral Exploration and Exploitation is Inherently Dangerous. The search for valuable minerals involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. At the present time we have no coverage to insure against these hazards. The payment of such liabilities may have a material adverse effect on our financial position.

We are Subject to All the Risks of Operating in a Foreign Country. In recent years, the Republic of Kazakhstan has undergone substantial political and economic change. As an emerging market, Kazakhstan does not possess the well-developed business infrastructure that generally exists in more mature free market economies. As a result, operations carried out in Kazakhstan can involve significant risks that are not typically associated with developed markets. Instability in the market reform process could subject us to unpredictable changes in the basic business infrastructure in which we currently operate. Therefore, we face risks inherent in conducting business internationally, such as:

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

On February 4, 2009 Kazakhstan’s National Bank dramatically devalued the Tenge, the local currency, from a corridor of 117-123 Tenge/US dollar to 145-155 Tenge/US dollar, citing the decline in oil price (oil comprises 60% of Kazakh exports); currency devaluations in Kazakhstan’s neighbors, particularly Russia; and the fledgling state of the domestic banking sector. There is limited confidence in the government’s ability to control prices in the near to medium term, and with the value of Tenge denominated wages falling, purchasing power is declining. Given our limited current operations, the devaluing of the Tenge has not significantly affected our business. The future effect of the devaluation is hardly projectable given present uncertainty on currency markets and government’s policy regarding the exchange rates and/or foreign currency regulations.

We are Subject to Strict Environmental Regulations. We are subject to stringent federal, state and local laws and regulations relating to the release or disposal of materials into the environment or otherwise relating to environmental protection. These laws and regulations may require the acquisition of permits before extraction activities commence, restrict the types, quantities and concentration of substances that can be released into the environment in connection with extraction and production activities and impose substantial liabilities for pollution resulting from our operations. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, incurrence of investigatory or remedial obligations or the imposition of injunctive relief. Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent or costly waste handling, storage, transport, disposal or cleanup requirements could require us to make significant expenditures to maintain compliance, and may otherwise have a material adverse effect on us as well as the industry in general. Under these environmental laws and regulations, we could be held strictly liable for the removal or remediation of previously released materials or property contamination regardless of whether we were responsible.

We are Subject to Intense Competition. Our competition includes large established mining companies with substantial capabilities and with greater financial and technical resources than we have. As a result of this competition, we may have to compete for financing and we may be unable to acquire financing on terms we consider acceptable. Our competition could adversely affect our ability to acquire suitable prospects for exploration in the future. We may also have to compete with the other mining companies in the recruitment and retention of qualified managerial and technical employees. If we are unable to successfully compete for financing, mineral properties or qualified employees, we will likely have to cease operations. The occurrence of any of these things would likely cause us to cease operations as a company and investors would lose their entire investment in our company.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

For a discussion of our mineral interests, please see the information set forth above in Item 1 “Business” which is incorporated by reference herein.

Bekem leases approximately 400 square feet of office space located at 324 South 400 West, Suite 225, Salt Lake City, Utah 84101 for its administrative and registered office in the United States. We pay annual rent of approximately $7,800 for this space. The term is on a month-to-month basis commencing on January 1, 2009 and ending on thirty days notice.

We also maintain a representative office in Almaty, Kazakhstan, where we lease 1,580 square feet of office space. The lease agreement expires on November 30, 2009. The monthly lease payment is $5,145. Upon consent of both parties, the agreement may be prolonged further.

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

We believe each of the various office spaces rented by us and our subsidiaries are suitable and adequate for our needs.

Item 3.	Legal Proceedings

On December 10, 2007, the MEMR unilaterally terminated KKM’s contracts and licenses to explore for nickel, cobalt, brown coal and other minerals within the Kempirsai and Mamyt deposits on the basis that KKM had material failures in the execution of the work programs associated with the contacts and licenses. The MEMR did not, however, detail those failures. In January 2008, KKM filed an action in the Court of Astana city against the MEMR challenging the legality of the unilateral termination of the KKM contracts and licenses by the MEMR for several reasons, including that the contracts and licenses had been terminated on grounds not provided for in the subsoil use contracts and legislation and there were no material failures in the execution of the work programs associated with the contracts and licenses. In February 2008, the Court of Astana city acknowledged that the unilateral termination of the contracts and licenses by the MEMR was inconsistent with the terms of the contracts and licenses. The Court canceled the order of the MEMR relating to the unilateral termination of the licenses and reinstated the KKM contracts and licenses. In March 2008, the MEMR appealed the decision of the Court of Astana city to the Republic of Kazakhstan Supreme Court. On April 22, 2008 the Supreme Court cancelled the MEMR’s unilateral termination and reinstated KKM’s contracts and licenses to the Kempirsai deposit. However, on February 18, 2009 the General Prosecutor of the Republic of Kazakhstan lodged a protest to the Supervisory board under the Supreme Court against the judgment of the Court of Astana city and the Supreme Court canceling the unilateral termination of the KKM contracts and licenses. Pursuant to the Code of Civil Procedure of the Republic of Kazakhstan, the General Prosecutor may protest the decision of the Supreme Court within one year of its determination. The General Prosecutor asserted that the Court of Astana city and the Supreme Court wrongly applied the substantive law and requested an order cancelling the decisions of the Court of Astana city and the Supreme Court and reinstating the order unilaterally cancelling the KKM contracts and licenses. We filed a formal objection to the protest of the General Prosecutor. In March 2009 the Supervisory board under the Supreme Court dismissed the protest of the General Prosecutor.

We are not aware of any other material pending or threatened litigation or governmental agency proceeding to which Bekem or any of our directors, officers or affiliates are, or would be, a party.

Item 4.	Submission of Matters to a Vote of Security Holders

On November 18, 2008 we held our annual meeting of stockholders to vote on the following matters:

1.	to approve and adopt Articles of Amendment to our Articles of Incorporation which shall increase the authorized common stock of the Company from 150,000,000 shares to 300,000,000 shares;
2.	to elect six directors to our Board of Directors;
3.	to ratify the appointment of Hansen, Barnett and Maxwell, P.C. as the Company’s independent registered public accountants for the 2008 fiscal year.

The number of shares outstanding and entitled to vote upon these matters was 125,172,011.  The number of shares represented at the annual meeting of stockholders, present or by proxy was 77,831,921.

At the meeting, 77,831,421 shares voted to approve and adopt Articles of Amendment to our Articles of Incorporation to increase our authorized common stock from 150,000,000 shares to 300,000,000 shares, 500 shares voted against this matter and no shares abstained from voting on this matter.

Six individuals were nominated to fill directorships for a period of one year and until their successors are elected.  Following are the results of voting in the election of directors:

	Votes For	Votes Withheld
Yermek Kudabayev	77,410,149	421,772
James Kohler	77,831,921	-0-
Timothy Adair	77,831,921	-0-
Valery Tolkachev	77,831,921	-0-
Nurlan Tajibayev	77,640,206	191,715
Dossan Kassymkhanuly	77,831,921	-0-

77,831,921 shares voted to appoint Hansen, Barnett and Maxwell, P.C. as our independent registered public accounting firm for the 2008 fiscal year, no shares voted against this matter and no shares abstained from voting on the matter.

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Small Business
Issuer Purchases of Equity Securities

Our shares are currently traded on the Over-the-Counter Bulletin Board ("OTCBB") under the symbol BKMM. The following table presents the high and low bid quotations for the fiscal years ended December 31, 2008 and 2007. The published high and low bid quotations were furnished to us by Pink OTC Markets Inc. These quotations represent prices between dealers and do not include retail markup, markdown or commissions. The quotations do not represent actual transactions.

	Bid		Ask
2008	High	Low	High	Low
Oct. 1 thru Dec. 31	$0.18	$0.007	$0.72	$0.01
July 1 thru Sept. 30	0.54	0.16	1.50	0.19
Apr. 1 thru June 30	0.54	0.54	1.50	0.75
Jan. 3 thru Mar. 31	1.01	0.54	1.90	0.70

2007	High	Low	High	Low
Oct. 1 thru Dec. 31	$1.90	$0.41	$2.00	$0.65
July 2 thru Sept. 28	1.90	1.25	2.00	1.35
Apr. 2 thru June 29	1.60	1.37	1.72	1.70
Jan. 3 thru Mar. 30	1.90	1.40	2.00	1.72

Record Holders

As of April 4, 2009 we had approximately 157 shareholders holding 125,172,011 shares of our common stock. The number of record shareholders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers and registered clearing houses.

Dividends

We have not declared a cash dividend on any class of common equity. Our ability to pay dividends is subject to limitations imposed by Utah law. Under Utah law, dividends may not be made if, after giving it effect: a) the Company would not be able to pay its debts as they become due in the usual course of business; or b) the Company’s total assets would be less than the sum of its total liabilities plus the amount that would be needed to satisfy the rights of any holders of preferential rights. Our board of directors does not, however, anticipate paying any dividends in the foreseeable future; it intends to retain the earnings that could be distributed, if any, for the operations, expansion and development of its business.

Unregistered Sales of Equity Securities

No instruments defining the rights of the holders of any class of registered securities have been materially modified, limited or qualified.

During the fourth quarter of the year ended December 31, 2008, we did not sell any equity securities.

Issuer Repurchases of Equity Securities

During the fourth quarter of the year ended December 31, 2008, we did not repurchase any of our equity securities.

Transfer Agent

Our transfer agent and registrar is Interwest Transfer Company, Inc., 1981 East 4800 South, Suite 100, Salt Lake City, Utah 84117, Telephone (801) 272-9294.

Item 6.	Selected Financial Data

The selected consolidated financial information set forth below is derived from our consolidated balance sheets and statements of operations as of and for the years ended December 31, 2008, 2007 and 2006 and for the period from March 5, 2004 (the date of Inception) until December 31, 2005. The data set forth below should be read in conjunction with “Management’s Discussion and Analysis” and the consolidated financial statements and related notes thereto included in this Annual Report.

	For the Years Ended December 31,			For the Period from March 5, 2004 (Date of Inception) through December 31,
	2008	2007	2006	2005	2008
General and administrative expenses	$4,646,913	$4,219,131	$3,136,715	$1,117,657	$13,120,416
Research and development costs	240,832	296,070	389,507	402,661	1,329,070
Exploratory costs at Gornostai deposit	278,840	1,584,428	1,118,115	697,496	3,678,879
Exploratory costs at Kempirsai deposit	763,406	1,607,749	352,132	-	2,723,287
Loss from impairment of property	9,481,436	1,043,720	-	-	10,525,156
Loss from operations	(16,086,632)	(9,259,321)	(5,220,917)	(2,278,446)	(32,845,316)
Interest expense	-	(1,018)	(1,382,972)	(293,451)	(1,677,441)
Interest income	221,084	324,976	85,337	-	631,397
Net Loss	(15,348,975)	(8,701,550)	(4,706,122)	(1,516,227)	(30,272,874)
Basic loss per common share	(0.12)	(0.07)	(0.04)

Balance Sheet Data:	As of December 31,
	2008	2007	2006	2005
Total current assets	$16,747,449	$1,919,931	$9,855,647	$452,406
Property, plant and mineral interests, net	4,421,171	14,226,359	13,870,563	10,938,368
Total assets	21,338,787	16,450,637	25,097,927	11,430,015
Notes payable	19,668,792	-	-	8,532,420
Total liabilities	21,880,505	1,958,446	2,200,048	12,347,567
Total shareholders' equity (deficit)	(541,718)	14,492,191	22,897,879	(917,552)

Item 7.	Management's Discussion and Analysis of Financial Condition
and Results of Operations

For a complete understanding of this Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes to the Consolidated Financial Statements contained in this Form 10-K.

Since inception we have generated no revenue. We have spent around US $30 million to date and anticipate that we will spend significant additional capital before we begin to realize revenue from operations. As discussed above in Item 1 “Business” we have no proven mineral reserves that conform to the standards established by the U.S. Securities and Exchange Commission. The Gornostai and Kempirsai deposits have not yet entered the development stage and we have no production. We have realized only limited revenue from our Kempirsai deposit and no revenue from Gornostai and have very little ability to generate revenue. We do not expect this to change until we build and begin operating a nickel ore processing plant. We are currently investigating the financial viability of various processing technologies for the construction of a processing plant to produce ferronickel at our Kempirsai deposit to allow us to begin realizing revenues. We expect we will need significant additional capital to fund construction of a processing plant. If we are able to obtain the necessary funding to finance construction of a processing plant in the near future, we would not expect the plant to be operational prior to 2012. Because we do not currently generate cash flow and we do not anticipate generating significant cash flow until 2012 or later, if at all, we will be completely dependent on external funding, if any, to support our activities until we are able to generate sufficient revenues to cover our expenses.

In July 2006 we raised $28,000,000 through a private placement of our equity securities, which resulted in net proceeds to us of approximately $26,400,000 after deducting fees and costs. As of December 31, 2008, we had fully spent those funds.

We incurred net losses of $15,348,975 and $8,701,550 for the years ended December 31, 2008 and 2007, respectively and $30,272,874 for the period from March 5, 2004 (date of inception) through December 31, 2008. Current liabilities exceeded current assets by $3,677,633 at December 31, 2008 and current assets exceeded current liabilities by $1,000,533 at December 31, 2007. We anticipate the need to seek significant additional funding during fiscal 2009 to satisfy our annual work program obligations for this year.

Results of Operations

While reading the Results of Operations section, it is important to keep in mind that we acquired KMI and its operating subsidiary KKM on October 24, 2005. While KKM has not engaged in significant activity in recent years, it has engaged in significantly greater activity than Bekem or Kaznickel in the past years. Prior to the acquisition of KMI, we were engaged in exploration of our Gornostai deposit.

General and Administrative Expenses

Our general and administrative expenses increased from $4,219,131 during 2007 to $4,646,913 during 2008. This 9% increase in general and administrative expenses is mainly attributable to consulting services (revaluation of property, plant and equipment, assessment of our business plan, etc.) of approximately $332,107 incurred in attempt of attracting loans and/or other investment proceeds from potential lenders/investors.

Research and Development Costs

During 2008 we incurred research and development cost of $240,832, which was related to preparation of the preliminary feasibility study on the Kempirsai deposits. During 2007 we realized research and development costs of $296,070, which was related to preparation of the preliminary feasibility study on the Kempirsai deposits.

Exploratory Costs

Our exploratory costs decreased from $3,192,177 during the twelve months ended December 31, 2007 to $1,042,246 during the twelve months ended December 31, 2008.

Exploratory costs of Kaznickel. During the twelve months of 2008 we completed drilling of 10 test holes (all test holes were in the North section of the Gornostai deposit) to an aggregate depth of 967 meters. By comparison, during the twelve months of 2007 we completed drilling of 619 test holes (611 test holes in the South section and 8 test holes in the North section of the Gornostai deposit) to an aggregate depth of 15,625 meters (14,965 meters in the South section and 660 meters in the North section). During 2008 and 2007 the cost of exploratory drilling works and chemical and other laboratory analyses of the drilled samples at the Gornostai deposit amounted to $278,841 and $1,584,428, respectively.

Exploratory costs of KKM. During the twelve months ended December 31, 2008 we extracted 146,107 tons of ore. By comparison, during the twelve months ended December 31, 2007, we extracted 137,724 tons of ore. The ore extraction costs of $393,018 and $858,105 (including stripping costs for 2008 and 2007), respectively, were included in exploratory costs since the Company is in the exploration stage.

The balance of exploratory cost of $370,387 and $749,644 for 2008 and 2007, respectively, represent the cost of maintenance and repair works of Kempirsai assets.

Loss from Impairment of Property

Due to the global financial crisis, we reassessed our assets and recognized impairment of mineral interests of $8,916,265. According to our estimates, we can generate positive cash flows if nickel prices are not lower than $12,000-$12,500 per ton. Nickel prices at December 31, 2008, however, fell below this level, requiring us to recognize an impairment of our mineral interests. Also, impairment for other property was recognized for the amount of $565,171. The amount represents assets used in the pilot plant under hydrochlorination technology that will not be used in the Vanyukov’s technology to be applied at the nickel processing plant. During 2007 the Company recognized $1,043,720 of impairment loss as a result of a revision of recoverability of its long-lived assets.

Accretion Expense

We realized accretion expense of $89,460 during the twelve months ended December 31, 2008. During the twelve months ended December 31, 2007 we realized accretion expenses of $79,288. This increase in accretion expense is due to the normal increase in the asset retirement obligation balance over time. We believe accretion expense during upcoming fiscal year will continue to increase at a rate consistent with the rate experienced during the 2008 fiscal year.

Grant Compensation Expense

During the year ended December 31, 2008 we incurred $585,745 in grant compensation expense for restricted stock grants issued to certain officers and key employees. During 2007 the grant compensation expense amounted to $428,935. The 2007 grant compensation expense was lower mainly because of the reversal of deferred compensation of $822,455 due to the resignation of our former CEO and President.

On March 25, 2008, the board agreed to award certain executives and key employees of the Company additional restricted stock grants (421,772 shares) with an estimated fair value of $337,418. Although the number of shares granted turned out to be the same as it was before the resignation of our former CEO and President, the nominal compensation expense has decreased due to decreased market prices for the Company’s shares in March, 2008.

Total Operating Expenses and Loss from Operations

As a result of the factors described above, our total expenses and loss from operations increased by 74%, from $9,259,321 during fiscal 2007 to $16,086,632 during fiscal 2008. The principal reason for this increase is the increased loss from impairment of property by $8,437,716, which occurred mainly due to the sharp fall in nickel prices on the world market in the second half of 2008 after the global financial crisis. We expect we will continue to generate losses until we engage in significant revenue generating activities, which most likely will not occur before 2011.

Interest Income

During the twelve months ended December 31, 2008, we realized interest on deposits of $221,084. The amount includes $54,756 of interest earned on short-term bank deposits and $166,328 accrued on the note receivable from Latimer. By comparison, during the twelve months ended December 31, 2007 we earned $324,976 of interest on deposits.

Interest Expense

During 2007 we realized interest expense of $1,018, while we realized no interest expense during 2008. The reduction in interest expenses took place due to our outstanding non-interest bearing notes payable.

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

Non-monetary assets and liabilities of Kaznickel are translated into U.S. dollars using historical or average exchange rates and monetary assets and liabilities are translated into U.S. dollars using exchange rates on the date of the financial statements where translation differences are included in results of operations.

Exchange Loss and Gain

During 2008 we realized an exchange loss of $9,564 compared to an exchange loss of $64,280 during 2007. As with translation adjustments, we recognize an exchange gain or loss as a result of having subsidiaries operating in foreign countries whose functional currency may or may not be the U.S. dollar. This requires us to translate results of operations from a foreign currency, in this case the Kazakh tenge, to U.S. dollars at the average exchange rate, where results of operations include exchange gains or losses on the U.S. dollar monetary assets and liabilities.

Other Income (Expense)

During the twelve months ended December 31, 2008, we realized $487,533 of other income. This amount includes income from the sale of two locomotives and rent of railways and other technical equipment. Advance payments for the locomotives were received in 2007 in the amount of approximately $252,958.

Net Loss

For all of the foregoing reasons, during the twelve months ended December 31, 2008 we experienced a net loss of $15,348,975 compared to a net loss of $8,701,550 during the twelve months ended December 31, 2007. We anticipate we will continue to experience annual net losses of around $8 million until we are able to engage in nickel and cobalt ore extraction, processing and sales.

Liquidity and Capital Resources

As of December 31, 2008 we had cash on hand of $115,644. We incurred net losses of $15,348,975 and $8,701,550 for the years ended December 31, 2008 and 2007, respectively and $30,272,874 for the period from March 5, 2004 (date of inception) through December 31, 2008. Current liabilities exceeded current assets by $3,677,633 as of the year ended December 31, 2008 and current assets exceeded current liabilities by $1,000,533 as of the year ended December 31, 2007.

Our capital resources have consisted primarily of funds we have borrowed from related and non-related parties and the sale of our equity securities. As discussed above, in July 2006 we raised $28,000,000 through the private placement of our equity securities which resulted in net proceeds to us of approximately $26,400,000 after deducting fees and costs. These funds, however, represent only a portion of the funds we will need to move to commercial production. As of December 31, 2008, we had fully spent those funds. These funds were used to repay loans to related and unrelated third parties in the amount of $12,200,000; for ongoing drilling and exploration of our Gornostai deposit in the amount of $2,600,000; $2,000,000 for the construction of our hydrochlorination pilot plant, $300,000 for testing of our pilot plant; $1,600,000 was spent on other capital expenditures as a part of our minimal working program and $7,000,000 for working capital.

In addition, during 2008 we received net proceeds from notes payable to related parties in the amount of approximately $4,800,000. Out of this amount, as of December 31, 2008, we had cash on hand of $115,644. The remaining amount was spent during 2008 on financing our working capital.

We anticipate the need for substantial additional capital resources during the 2009 fiscal year to meet the annual work program obligations associated with our Kempirsai and Gornostai deposits.

As discussed in Item 1 “Business” we are currently in negotiations for the sale of Kaznickel in exchange for repayment of $5,000,000 of intercompany debt owed by Kaznickel to Bekem. If we are successful in completing the sale of Kaznickel, we will use those proceeds to fund our operations. We anticipate the funds from repayment of the Kaznickel loans would provide us sufficient working capital through the third quarter 2009.

There is no assurance that we will be able to obtain additional funding on favorable terms, or at all. There is also no guarantee that we will be successful in selling Kaznickel, or that the proposed sale of Kaznickel will be approved by the MEMR. If we are unsuccessful in obtaining additional funding during 2009, we will likely have insufficient funds to continue operations or to meet our annual work program requirements. If we cannot fulfill our annual work program requirement, we could be subjected to fines and penalties and even to the possible forfeiture of our subsoil use contracts and licenses.

During the 2008 and 2007 fiscal years, cash was primarily used to fund operations and provide loans (out of the amount of notes payable received during 2008). See below for additional discussion and analysis of cash flow.

December 31,	2008	2007

Net cash used in operating activities	$(5,185,567)	$(7,153,188)
Net cash used in investing activities	(15,153,828)	(700,088)
Net cash provided by financing activities	19,698,150	–
Effect of exchange rate changes on cash	(54)	26,539
NET INCREASE (DECREASE) IN CASH	$ (641,299)	$(7,826,737)

In fiscal 2008 net cash used in operating activities was $5,185,567, compared to net cash used in operating activities of $7,153,188 in fiscal 2007. This decrease in net cash used in operating activities primarily occurred due to reduced exploratory activities as a result of the uncertainty regarding the KKM lawsuit with the MEMR, which was resolved during the second quarter of 2008, and the delay in signing the amendment to the subsoil agreement between Kaznickel and the MEMR (signed on May 16, 2008).

Net cash used in investing activities during twelve months ended December 31, 2008 was $15,153,828. By comparison, during the twelve months ended December 31, 2007, we used net cash in investing activities of $700,088. The increased cash outflows in investing activity during the twelve months ended December 31, 2008 mainly occurred due to the loan provided to Latimer, one of the owners of the other parties to the consortium.

There was no cash provided by financing activities in fiscal 2007 compared to net cash provided by financing activities of $19,698,150 in fiscal 2008. This increase in net cash provided by financing activities occurred due to proceeds received by KKM under the preliminary Consortium agreement.

Plan of Operations

Depending on the negotiations with the MEMR on signing the addendum to the Kempirsai deposit contract and completion of the sale of Kaznickel, as discussed above, we anticipate the need to raise an additional $11,300,000 to meet our minimum annual work program requirements (approximately $6,000,000) and other planned activities during 2009. We plan to seek these funds through a combination of private equity and debt financing. Following is a brief description of how we plan to allocate such funds, if obtained, during fiscal 2009.

Hydrochlorination processing technology testing

During 2009 we expect to spend approximately $100,000 for testing at our pilot plant of the mineral concentrating capability of our proprietary hydrochlorination processing technology and to formulate required procedures, protocols and operational guidelines.

Drilling and core analysis

We will allocate approximately $600,000 for interpretation of exploration results and preparation of the report and reserve estimate for submission to the State Reserves Committee and preparation of the PFS for the Gornostai deposit. These services will be performed by local research institutes and Wardell Armstrong International, an independent mining company.

Feasibility Study and Processing Plant Design

We plan to spend approximately $5,000,000 in 2009 for preparation of the first stage of the processing plant design. In accordance with the Kazakhstani construction requirements the first stage includes preparation of the design developed on the basis of summaries and indexes of pre-design documentation while the second stage includes preparation of detailed working documentation. This amount includes involvement of the Russian institute Gipronickel (St. Petersburg) for design of the metallurgical part and a Kazakhstani design institute for the design of the infrastructure. The results of the first stage of design are subject to government approval. The total cost estimate for the first stage of design is estimated at $8,000,000 with a time period for completion of the first stage of 12 months.

Also, we plan to spend $1,000,000 for preparation of the bankable feasibility study to be performed by Wardell Armstrong International. Completion of the feasibility study depends on results of work to be performed by Gipronickel on metallurgical part during the first step of the design.

Administrative Expenses

We plan to allocate approximately $4,000,000 for administrative expenses during the next twelve months, which include expenses of maintaining offices in the United States and Kazakhstan, for salaries and taxes.

Professional Fees

We expect to incur approximately $600,000 in expenses for services of our financial auditors, securities attorneys and other professional services during the next twelve months.

Additional Activities

As discussed in Item 1 “Business”, we are currently considering the possibility of constructing a nickel processing plant based utilizing the Vanyukov Process to allow us to begin to generate cash flow from the Kempirsai deposit. We do not currently have sufficient cash on hand to fund these activities, nor have we budgeted for these items in our 2009 budget. To undertake these activities we will need to obtain additional capital either through equity or debt financing. We plan to seek this funding through private equity investments or debt financing to be obtained from banks or shareholders. We currently have no firm commitment from any party to provide us additional funding.

Summary of Material Contractual Commitments

The following table lists our significant commitments as of December 31, 2008:

		Payments due by Fiscal Year
Contractual Commitments	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Kaznickel’s work programs(1)	$3,409,580	$378,000	$1,900,000	$1,131,580	-0-
KKM’s work programs (2) (3)	121,018,000	12,700,000	108,318,000	-0-	-0-
Operating leases	328,836	328,836	-0-	-0-	-0-
Total	$124,756,416	$13,406,836	$110,218,000	$1,131,580	-0-

(1)

The work program for Kaznickel substantially represents estimates for 2009 based on the subsoil use contract and includes $378,000 for exploration drilling (1,000 meters), sampling and assaying (650 core samples), metallurgical tests and preparation of the report to the State Resource Committee. Also, the estimate includes $831,580 for repayment to the Republic of Kazakhstan of historical costs incurred by it in undertaking geological and geophysical studies and infrastructure improvements related to the Gornostai deposit. The repayment terms of this obligation will not be determined until such time as we apply for and are granted a contract to engage in commercial production by the Republic of Kazakhstan. We currently anticipate that we will apply for a commercial production contract within the next one to two years. The figures above include an estimated amount of a commercial discovery bonus of $1,500,000. However, there is no guarantee when or if we will discover commercially producible reserves within the Gornostai deposit. Should we decide not to pursue a commercial production contract, we can relinquish the Gornostai deposit to the Republic of Kazakhstan in satisfaction of this obligation. Also, the estimates include the subsoil use contract requirement to donate $300,000 for the ongoing development of Astana and Kurchatov, which are cities in Kazakhstan. The estimates above do not include cost of bankable feasibility study and construction of a nickel processing plant. The amount of preliminary feasibility study included in the table above is $400,000.

(2)

KKM’s work programs represent estimates based on the subsoil use contract and the financial model which is attached to the working program. The current terms of the contract requires us to invest up to $100,000,000 for construction of a processing plant during the contract period. Also, the estimates include $950,000 for removal of all equipment and remediate the property. This remediation work can be done during the term of the subsoil use contract or upon completion of the terms of the contract. On December 29, 2008 KKM received a notice from the MEMR that it has agreed to extend the term of KKM’s subsoil use contract until the year 2020. The MEMR has further agreed to suspend ore mining requirements until the end of 2012 to allow KKM to focus on the construction of an ore processing facility. The notice indicates that under the new work program, KKM will be required to invest $135 million to be applied to its mining and ore processing technology during the period 2006-2020 (or around $123.4 million for the remaining period). Currently, the addendum to the KKM subsoil use contract and new annual work program for 2009 is under negotiation and expected to be signed in April 2009. The expected changes are not reflected in the above estimates and will be reflected when these changes are legally approved by the MEMR.

(3)

In March 2008, KKM entered into a preliminary consortium agreement with two Kazakhstani companies, GRK Koitas LLP (“GRK”) and Asia-Invest Corporation LLP (“AI”), who also have exploration and production licenses near the Company's Kempirsai deposits in northwestern Kazakhstan. Under the preliminary consortium agreement, the parties are obliged to jointly contribute approximately $40 million for financing the construction of the processing plant. Of this amount, KKM is obligated to contribute approximately $20 million. KKM received advances of KZT 2.278 million ($18,862,300 as of December 31, 2008) from GRK, and KZT 97.4 million ($806,492 as of December 31, 2008) from AI, which are to be used for construction of a processing plant. The parties have the right to withdraw from the Consortium subject to three months written notice. Consequently, these advances have been classified as current notes payable to related parties. Contributions made by the parties into the consortium are accounted for in the annual work programs of these parties.

Each year we are required under our subsoil use contracts to submit a proposed annual work program to the MEMR for approval. The annual work program indicates the scope of mining works for exploration, production and finance costs. Failure to meet the annual work program requirements could cause us to lose our concessions. For more information regarding this requirement please see the “Annual Work Programs of our Subsidiaries” section of Item 1 “Business.”

Off-Balance Sheet Financing Arrangements

As of December 31, 2008 and 2007 we had no off-balance sheet financing arrangements.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard Number 157, Fair Value Measurements, (SFAS 157) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The provisions of SFAS No. 157 related to financial assets and financial liabilities were effective during 2008. With respect to certain nonfinancial assets and nonfinancial liabilities, SFAS No. 157 is effective for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. We do not expect that the adoption of SFAS No. 157 with respect to nonfinancial assets and nonfinancial liabilities will have a material impact on our financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 141(R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a non-controlling interest in a subsidiary should be reported as equity in the consolidated financial statements, consolidated net income should be adjusted to include the net income attributed to the non-controlling interest and consolidated comprehensive income shall be adjusted to include the comprehensive income attributed to the non-controlling interest. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141(R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We do not expect that the adoption of SFAS No. 141(R) or SFAS No. 160 will have a material impact on our financial statements.

In December 2007, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 07-1, Accounting for Collaborative Arrangements (EITF 07-1). EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-1 also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the sufficiency of the disclosures related to these arrangements. EITF 07-1 is effective for fiscal years beginning after December 15, 2008. We do not expect that the adoption of EITF 07-1 will have a material impact on our financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We do not expect that the adoption of SFAS No. 161 will have a material impact on our financial statements.

In May 2008, the FASB issued SFAS 162, The Hierarchy of Generally Accepted Accounting Principles.  SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP.  The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process.  The Board believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.  The adoption of FASB 162 is not expected to have a material impact on our financial statements.

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

Our primary market risks are fluctuations in commodity prices and foreign currency exchange rates. We do not currently use derivative commodity instruments or similar financial instruments to attempt to hedge commodity price risks associated with future nickel production.

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

Historically, nickel and cobalt prices have been subject to significant volatility in response to changes in supply, market uncertainty and a variety of other factors beyond our control. Nickel and cobalt are likely to continue to be volatile in the future and this volatility makes it difficult to predict future price movements with any certainty. Any declines in nickel and cobalt prices would reduce the revenues we could earn when we begin commercial production and could also reduce the amount of nickel and cobalt that we can produce economically. As a result, this could have a material adverse effect on our business, financial condition and results of operations.

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

On February 4, 2009, Kazakhstan’s National Bank dramatically devalued the Tenge, the local currency, from a range of 117-123 Tenge/US dollar to 145-155 Tenge/US dollar, citing the decline in oil price (oil comprises 60% of Kazakh exports); currency devaluations in Kazakhstan’s neighbors, particularly Russia; and the fledgling state of the domestic banking sector. There is limited confidence in the government’s ability to control prices in the near to medium term and with the value of Tenge denominated wages falling, purchasing power is declining. Given our limited current operations, the devaluing Tenge has not significantly affected our business. The future effect of the devaluation is hardly projectable given present uncertainty on currency markets and government’s policy regarding the exchange rates and/or foreign currency regulations.

Item 8.	Financial Statements and Supplementary Data

See Consolidated Financial Statements listed in the accompanying index to the Consolidated Financial Statements on Page F-1 herein.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial
Disclosure

None.

Item 9A(T).	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2008. The term “disclosure controls and procedures” as defined in Rules 13(a)-15(e) and 15d-15(e) under the Exchange Act, means controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2008, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the company’s principal executive officer and principal financial officer and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework. Based on this assessment, our management concluded that as of December 31, 2008, our internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the year ended December 31, 2008 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Name of Director or Executive Officer	Age	Positions with the Company	Director Since

Yermek Kudabayev	39	Chief Executive Officer, President and Director	December 2007

Zhassulan Bitenov	32	Chief Financial Officer

James Kohler	61	Independent Director	May 2006

Timothy Adair	44	Independent Director	May 2006

Valery Tolkachev	40	Independent Director	May 2006

Nurlan Tajibayev	61	Vice President of Metallurgy and Director	October 2006

Dossan Kassymkhanuly	40	Vice President and Director	August 2007

The above individuals currently serve as the Company’s officers and/or directors. A brief description of their background and business experience follows:

Yermek Kudabayev. In December 2007, the Company’s board of directors appointed Yermek Kudabayev as the Chief Executive Officer, President of the Company and Chairman of the board of directors. Mr. Kudabayev served as the Company’s Chief Financial Officer from April 2006 until December 2007 and as interim Chief Executive Officer and interim President from May 2007 to December 2007. Mr. Kudabayev earned a Bachelors degree in Engineer-Economics from the Moscow Institute of Steel and Alloys in 1993. He earned an MBA degree from the Kazakhstan Institute of Management, Economics and Strategic Research in 1996. Mr. Kudabayev is a past member of the Association of Chartered Certified Accountants, an international accountancy body. He was issued a Certified Accounting Practitioner Certificate from the International Counsel of Certified Accountants and Auditors in 2002. He has been a Kazakhstani Certified Accountant since 1998 and a Certified Kazakhstani Auditor since 2000. Prior to joining the Company in 2006, Mr. Kudabayev served as the Finance Director for Kazkhoil Aktobe LLP from 2003 to April 2006. As the Finance Director, Mr. Kudabayev was responsible for budgeting, planning, cash flow forecasting and management, strategic research accounting, taxation and reporting. From 2002 to 2003, Mr. Kudabayev served as the Director of the Astana, Kazakhstan office of Ernst & Young, where he was responsible for auditing and coordination of projects in the Astana, Karaganda and  Pavlodar regions of Kazakhstan. From 1997 to 2002, Mr. Kudabayev worked for Arthur Andersen as a Senior Auditor and as a Manager. Mr. Kudabayev was appointed the Chief Financial Officer of Bekem Metals, Inc. in April 2006. Mr. Kudabayev is not a director or nominee of any other SEC registrant.

Zhassulan Bitenov. In January 2008, Mr. Bitenov accepted appointment as the Company’s Chief Financial Officer. In 1999, Mr. Bitenov earned a Masters of Arts in Economics from Kazahstan Institute of Management, Economics and Strategic Research in Almaty, Kazakshtan, with a specialization in international economics. He earned a Bachelors degree in International Economics from the International Kazakh –Turkish University in Turkestan, Kazakhstan in 1997. Mr. Bitenov passed the U.S. CPA exam in 2001. Mr. Bitenov served in various positions with the Almaty office of the accounting firm of Ernst & Young from November 2001 to October 2003 and from December 2004 through December 2007. While at Ernst & Young, Mr. Bitenov worked as a Senior auditor, Audit manager and Senior manager. Among other things, he was responsible for clients’ audits, preparation of audit reports, management of current engagements and negotiations with clients. From October 2003 to April 2004, he served as the Vice President of JSC AstanaEnergoService where he was responsible for the daily management and supervision of several company departments including the accounting, planning, sales, legal and marketing departments. From June 2004 to December 2004, he served as the finance director of JSC Interfarma-K.

James F. Kohler. Mr. Kohler received a B.S. in geology in 1970 and an M.S. in geology in 1980 from Utah State University. Mr. Kohler is currently self-employed as a geological consultant. From 2001 through 2008 Mr. Kohler was employed with the U.S. Bureau of Land Management in Salt Lake City, Utah. Prior to leaving the BLM, Mr. Kohler was serving as the Branch Chief of Solid Minerals in Salt Lake City, where he oversaw all mining activity on public lands within the State of Utah. He began working at the U.S Bureau of Land Management in 1988 as a Senior Geologist, providing geologic support for all federal solid mineral leasing actions to establish a basis for economic evaluation of leasing tracts. From 1987-1988, Mr. Kohler served as Senior Geologist with the Utah Office of High Level Nuclear Waste in Salt Lake City, Utah, where he provided oversight for high-level nuclear waste repository characterization in Nevada, Texas, and Washington. From 1981-1986, he was the senior geologist and Manager of coal development and mining geology for Anaconda Minerals/ARCO Coal Company in Denver, Colorado supervising geologic support for operating coal mines and acquisitions in the U.S., Indonesia and China. From 1977 to 1981, Mr. Kohler was a Supervisory Geologist with the U.S. Geological Survey in Salt Lake City, Utah. In 2000, Mr. Kohler was awarded the Utah Governor's Medal for Science and Technology. Mr. Kohler is not a director or nominee of any other SEC registrant.

Timothy Adair. Mr. Adair received a Masters in Business Administration (MBA) from Brigham Young University, located in Provo, Utah, in 1990. Mr. Adair also received a Bachelors of Science from the same university in Mechanical Engineering with a minor in Mathematics in 1988. Since 2005, Mr. Adair has been principally engaged as the Owner/President of Cube Office Designs located in Salt Lake City, Utah where he has successfully transferred company ownership and management. Cube Office Designs currently employs 22 persons and has annual revenue of approximately $1.5 million USD. Prior to purchasing Cube Office Designs, from 1989 through 2004 Mr. Adair was principally engaged as the Human Resources Productivity / Efficiency Manager with Intermountain Health Care (IHC) of Salt Lake City, Utah. IHC is a health care provider with 25,000+

employees and annual revenue of 2.5 + billion USD. While with IHC Mr. Adair consistently implemented cost savings improvements, such as the standardizing and automating of employee transactions which resulted in annual savings of $200k. Mr. Adair is also a licensed real estate agent and has been an avid real estate investor and property manager since 1989 as a partner of ADLAW. Mr. Adair was a member of the Oracle Applications User Group (OAUG) and the Intermountain Compensation and Benefits Association (ICBA). Mr. Adair is not a director or nominee of any other SEC registrant.

Valery Tolkachev. From August 2008 to March 2009, Mr. Tolkachev was employed with Slavyansky Bank in Moscow, Russia, where he served as the Deputy Chairman. From 1991 to 2008, Mr. Tolkachev served in various positions with various employers including UniCreditAton, MDM Bank, InkomBank, InkomCapital and others. Mr. Tolkachev graduated with Honors from the High Military School in Kiev, USSR in 1989. In 2005, he completed his studies at the Academy of National Economy, as a qualified lawyer. Mr. Tolkachev also serves as a director of Caspian Services, Inc., and BMB Munai, Inc. Both are SEC registrants.

Nurlan Tajibayev. Mr. Tajibayev has worked in the metallurgy industry since earning a Bachelors degree in Engineer-Metallurgy from the Kazakh State Technical University in 1973. Prior to joining Bekem Metals, Mr. Tajibayev served as the Executive Director of Kyzyl Kain Mamyt, LLP, a wholly-owned subsidiary of Bekem Metals. Before joining Kyzyl Kain Mamyt in 2003, Mr. Tajibayev served as Chairman of Canat UK Ltd., a supplier of metallurgical equipment from Europe and the United States to Kazakhstan, for six years. Mr. Tajibayev also spent twenty years serving in various capacities, including Senior Engineer, for Aktyubinsk Ferroalloys Plant and President of Kazchrome Corporation. Mr. Tajibayev is not a director or nominee of any other SEC registrant.

Dossan Kassymkhanuly. In August 2007, the board of directors appointed Mr. Kassymkhanuly as a director. The board also appointed Mr. Kassymkhanuly as a vice-president of the Company. Mr. Kassymkhanuly served as the Business Manager for Gauhar-Tas Centre from December 1992 to February 1999. Gauhar-Tas Centre was engaged in foreign-economic activity with China, including exportation of non-ferrous metals and importation of building materials and mining engineering. From February 1999 to November 2003, Mr. Kassymkhanuly served as Director of the Semey FPG JSC regional office in Ust-Kamenogorsk. He was responsible for coal sales in Eastern Kazakhstan.  Mr. Kassymkhanuly also took part in the development of the Gornostai nickel-cobalt deposit, as well as in the pilot industrial smelting for ferronickel at the Pavlodar tractor plant. He was also responsible for negotiations with the Geology Committee of the Ministry of Energy and Mineral Resources of the Republic of Kazakhstan, including overseeing amendments and addendums to contracts for subsoil use. Mr. Kassymkhanuly chairmanned a group on implementation of new technology. In particular, he took part in the construction project for a briquette plant to produce briquette coal at the Karazhira coal deposit, Eastern Kazakhstan. Mr. Kassymkhanyly served as the Director of the Representative Office of Kaznickel LLP in Astana, Kazakhstan from March 2004 to August 2007. In that position he was primarily responsible for negotiations with various government entities and committees on behalf of Kaznickel. Mr. Kassymkhanuly also served as a member of the board of directors of Bekem Metals, Inc. from August 2005 to October 2006. Mr. Kassymkhanuly earned a degree in Engineer-Construction from Semipalatinsk College of Civil Engineering in 1989. He earned a Bachelors degree in Engineer-Economics from the Eastern Kazakhstan Technical University in 2002. At present, he is a candidate for a PhD degree in Engineering Sciences at the Semey State Institute. Mr. Kassymkhanuly is not a director or nominees of any other SEC registrant.

Significant Employees

Aleksandr Rassokhin. In December 2007, Mr. Rassokhin was appointed to the position of Vice President of Geology. Mr. Rassokhin served as the Exploration Manager since October 2006. He has over thirty years experience in solid minerals geology. His work experience includes serving as the President and Exploration Manager of Frontier Mining Ltd. Kazakhstan, where he managed Frontier’s exploration programs and gold processing in Kazakhstan. Prior to joining Frontier in 2005, Mr. Rassokhin spent ten years serving as Chief Geologist for a number of companies operating in Kazakhstan, including Rio Tinto Mining and Exploration, Ltd., Santa Fe Pacific Gold Kazakhstan Corporation and Newmont Kazakhstan Gold, Ltd. As Chief Geologist his duties have included identification of new mineral deposits, preparation of exploration plans and oversight of field explorations. Mr. Rassokhin also spent fourteen years with the Research Institute of Mineral Resources, Kazakhstan. Mr. Rassokhin is 55 years old.

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

Compliance with Section 16(a) of the Exchange Act

Directors, executive officers and holders of more than 10% of our outstanding common stock are required to comply with Section 16(a) of the Securities Exchange Act of 1934, which requires generally that such persons file reports regarding ownership of and transactions in securities of the Company on Forms 3, 4, and 5. Based solely on management’s review of these reports during the year ended December 31, 2008, it appears that Zhassulan Bitenov did not timely file a Form 3 at the time he was appointed Chief Financial Officer of the Company in January 2008. A Form 3 was filed in March 2008. It also appears that GLG Partners LP, a greater than 10% shareholder of the Company did not timely file a Form 4 disclosing the sale of 10,000 shares of our common stock and the settlement of a cash settled forward contract for 53,000 shares.

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

As we do not currently have a standing audit committee, we do not at this time have an “audit committee financial expert” as defined under the rules of the Securities and Exchange Commission. The board does believe, however, that should the Company form a standing audit committee in the future, Mr. Timothy Adair, an independent director, could qualify as an audit committee expert.

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

The nominating committee will consider director candidates nominated by shareholders during such times as the Company is actively considering obtaining new directors. Candidates recommended by shareholders will be evaluated based on the same criteria described above. Shareholders desiring to suggest a candidate for consideration should send a letter to the Company’s Secretary and include:

•	a statement that the writer is a shareholder (providing evidence if the person's shares are held in street name) and is proposing a candidate for consideration;
•	the name and contact information for the candidate;
•	a statement of the candidate’s business and educational experience;
•	information regarding the candidate’s qualifications to be director, including but not limited to an evaluation of the factors discussed above which the board would consider in evaluating a candidate;
•	information regarding any relationship or understanding between the proposing shareholder and the candidate;
•	information regarding potential conflicts of interest; and
•	a statement that the candidate is willing to be considered and willing to serve as director if nominated and elected.

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

Compensation Committee

We do not have a standing compensation committee. Our Chief Executive Officer (“CEO”) makes recommendations to our board of directors as to employee benefit programs and officer and employee compensation. Historically, our CEO has not made recommendations to the board of directors regarding his own compensation, although we have no policy prohibiting the CEO from doing so. Our board of directors may seek input from the CEO as to his compensation, but CEO compensation must be approved by a majority of our board of directors. Currently our CEO is a member of our board of directors. In accordance with the Bylaws of the Company, our CEO does not vote on any matter relating to his own compensation.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

As stated above, we do not have a standing compensation committee. Our CEO makes recommendations to our board of directors as to employee benefit programs and officer and employee compensation. Historically, our CEO has not made recommendations to the board of directors regarding his own compensation, although we have no policy prohibiting the CEO from doing so. Our board of directors may seek input from the CEO as to his compensation, but CEO compensation must be approved by a majority of our board of directors. Currently our CEO is a member of our board of directors. In accordance with the Bylaws of the Company, our CEO does not vote on any matter relating to his own compensation.

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

Components of our Executive Compensation Program

At this time, the primary elements of our executive compensation program are:

•	base salaries;
•	non-equity incentive compensation and bonuses;
•	equity incentive awards; and
•	benefits and other compensation.

We do not have any formal or informal policy or target for allocating compensation between short-term and long-term compensation, between cash and non-cash compensation or among the different forms of non-cash compensation. Instead, the appropriate level and mix of the various compensation components has typically been determined subjectively based on negotiation on a case-by-case basis. We do not rely on benchmarking against our competitors in making compensation related decisions. In the past, however, we have hired executive recruiters as needed to help locate and identify suitable candidates for hire. In this context we typically discuss compensation packages with the recruiter to structure compensation packages we believe will be attractive to prospective executive employees.

Named Executive Officers

The following table identifies the persons who, during the 2008 fiscal year, served as our principal executive officer, our principal financial officer and our most highly paid executive and non-executive officers, who, for purposes of this Compensation Disclosure and Analysis only, are referred to herein as the “named executive officers.”

Name	Corporate Office

Yermek Kudabayev	Chief Executive Officer, President and Former CFO(1)(2)
Zhassulan Bitenov	Chief Financial Officer(3)
Dossan Kassymkhanuly	Vice President(2)
Nurlan Tajibayev	Vice President of Metallurgy(2)
Aleksandr Rassokhin	Vice President of Geology

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

Employment Agreements

We maintain employment agreements with each of the named executive officers. The employment agreements with Mr. Kassymkhanuly, Mr. Tajibayev and Mr. Rassokhin are the standard statutorily required employment agreements for all employees in the Republic of Kazakhstan. These employment agreements are limited in their terms and primarily provide for statutory requirements related to the rights of employees, base salary, payment of income and social taxes and pension fund obligations.

We maintain a more detailed employment contracts with Mr. Kudabayev and Mr. Bitenov. As discussed in more detail below, in addition to base salary and payment of income and employment-related taxes, these employment agreements cover a range of other components of the executive’s compensation package.

Base Salaries

Base salaries are used to recognize the experience, skills, knowledge and responsibilities required of our named executive officers. Base salaries for our named executive officers typically have been set in our offer letter to the individual at the outset of employment. Under the terms of these employment agreements base salary and other components of compensation, may be evaluated by our board of directors for adjustment based on an assessment of the individual’s performance and compensation trends in our industry.

As discussed above, we maintain a more detailed employment contract with Mr. Kudabayev, which prior to the end of our fiscal year, governed his employment as our Chief Financial Officer.

At the end of our 2007 fiscal year, our board of directors appointed Mr. Kudabayev to serve as the Company’s President and Chief Executive Officer on a permanent basis. Mr. Kudabayev had been serving in these positions on an interim basis since June 2007, while he continued to also serve as the Company’s Chief Financial Officer. In March 2008 in recognition of the fact that Mr. Kudabayev’s position with the Company had changed, the board approved amendments to Mr. Kudabayev’s employment contract to recognize his change in position. In connection with this amendment, the board voted to increase Mr. Kudabayev’s base salary from $120,000 per year net to $180,000 per year net, which is equivalent to the amount the Company had been paying its former President and Chief Executive Officer in salary and housing allowance. Mr. Kudabayev’s agreement does not provide a housing allowance. This salary increase was made effective retroactive to June 2007, when Mr. Kudabayev began serving as the Company’s President and Chief Executive Officer. The board did not consider salary increases for any of the other named executive officers.

Non-Equity Incentive Compensation and Bonuses

From time to time, we may make cash awards to our named executive officers. Such awards may be designed to incentivize employees over a specified period of time pursuant to pre-established, performance-based criteria, the accomplishment of which is substantially uncertain at the time the criteria is established. In the event this type of cash award were made, it would be reflected in the “Summary Compensation Table” under a separate column entitled “Non-Equity Incentive Plan Compensation.” The criteria for earning such non-equity incentive bonuses may be based on corporate financial performance measures that would be developed by our board of directors at the time the non-equity incentive compensation plan is established. Our board of directors would determine the applicable performance measures and the appropriate weighting of such measures at the time it establishes any non-equity incentive plan. The board of directors did not establish a non-equity incentive compensation during fiscal 2008 and no non-equity incentive compensation was awarded during the year.

We may also make cash awards to our named executive officers and employees that are not part of any pre-established performance-based criteria. Awards of this type are completely discretionary and subjectively determined by our board of directors at the time they are awarded. In the event this type of cash award were made, it would be reflected in the “Summary Compensation Table” under a separate column entitled “Bonus.” The board of directors did not award any bonuses to any of our named executive officers during fiscal 2008.

Equity Incentive Compensation

Our equity award program is the primary vehicle for offering long-term incentives to our named executive officers. Our equity awards have typically been made in the form of restricted stock grants. We believe that equity grants provide our named executive officers with a direct link to our long-term performance, create an ownership culture and align the interests of our executives and our stockholders. Typically, we include a restricted stock grant award as part of the executive employee’s compensation package at the time we hire the individual. We do not use a formula to determine the size of our restricted stock grants. This determination is left to the discretion of the board of directors and is made on a case-by-case basis, although the board does consider past awards in making such determination. These restricted stock awards vest over time, typically three years, with one-quarter vesting in each of the first two years and the final one-half vesting in the third year.

Vesting of such awards is typically tied to some performance measure directly tied to the responsibilities of the employee, and may also be tied to certain Company landmark events. Should those vesting requirements not be met, the associated shares would not vest to the individual without further review of the vesting conditions and performance of the named executive by the board of directors. Should the individual leave employment with the Company for any reason, any shares that have not vested at that time shall be forfeited back to the Company. While pecuniary interest in and the right to dispose of the shares awarded under our restricted stock grants does not vest to the individual until he has satisfied the vesting conditions, the individual is allowed to vote all of the shares included in the grant and to enjoy all the other benefits associated with ownership of the shares. We believe the vesting features further our objective of executive retention because this feature provides an incentive to our executives to remain in our employ during the vesting period.

During the 2008 fiscal year, in recognition of his appointment as Chief Executive Officer of the Company the board of director amended the restricted stock grant previously awarded to Yermek Kudabayev to increase his equity award by 38,343 (from 383,429 to 421,772) to reflect the same restricted stock grant awarded to the Company’s prior Chief Executive Officer. During the 2008 fiscal year, the board of directors also awarded a restricted stock grant to Zhassulan Bitenov in connection with his appointment as the Company’s Chief Financial Officer. The grant is for 383,429 shares and vests over three years, consistent with the practice discussed in the preceding paragraph. The first quarter of the grant vested in January 2009. The amount of the restricted stock grant was equal to the grant awarded to the Company’s prior Chief Financial Officer.

We may also make discretionary equity awards to our named executive officers. In determining the size of equity grants, our board of directors will consider company-level performance, the applicable individual’s performance, the amount of equity previously awarded to the individual, the vesting of such awards and the recommendations of management.

Grants of discretionary equity awards to our named executive officers would be approved by our board of directors and would generally be granted based on the fair market value of our common stock. Our board of directors has not previously granted discretionary equity awards and did not make any discretion equity award during 2008.

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

Income Tax

As is the custom in Kazakhstan, we pay the income taxes of our employees, including the named executive officers. The income tax rate for individuals in Kazakhstan is currently 10%.

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

Name and Principal Position	Year	Salary	Stock Awards(1)	All Other Compensation	Total

Yermek Kudabayev(2)	2008	$180,000	$321,825	$53,161	$554,986
CEO, President and former CFO	2007	$155,000	$332,650	$72,493	$560,143

Zhassulan Bitenov(3)	2008	$108,000	$83,271	$30,985	$222,256
CFO	2007	$-0-	$-0-	$-0-	$-0-

Dossan Kassymkhanuly(4)	2008	$120,000	$-0-	$34,024	$154,024
Vice-President	2007	$91,300	$-0-	$53,411	$144,711

Nurlan Tajibayev(5)	2008	$60,000	$124,615	$22,147	$206,762
Vice-President of Metallurgy	2007	$60,000	$124,615	$22,800	$207,415

Aleksandr Rassokhin(6)	2008	$60,000	$56,035	$22,083	$138,118
Vice-President of Geology	2007	$60,000	$56,035	$23,366	$139,401

(1)

Represents the dollar amount recognized for financial statement reporting purposes in accordance with FAS 123(R) with respect to restricted stock grants awarded on October 20, 2006 and March 25, 2008. The restricted stock grants issued on October 20, 2006 were valued at $1.95 per share, which represented the closing market price for our common stock on the date of grant, while the restricted stock grants issued on March 25, 2008 were valued at $0.80 per share.

(2)

Mr. Kudabayev served as the Chief Financial Officer from April 2006 to December 2007. Mr. Kudabayev has served as the Chief Executive Officer and President, initially on an interim basis since June 2007. His employment agreement was amended in March 2008, with effect from June 1, 2007, to reflect his new responsibilities. The amended employment agreement provides for an annual salary of $180,000 net of taxes. On October 20, 2006, with amendments made on March 25, 2008, Mr. Kudabayev was granted 421,772 shares, which vest as follows: 95,857 shares vested in April 2007; 115,029 shares vested in April 2008. The final 210,886 shares will vest in April 2009. Mr. Kudabayev forfeits any unvested grants at the time his employment with the Company terminates.

(3)

Mr. Bitenov joined the Company and was named Chief Financial Officer of the Company in January 2008. Subsequent to the fiscal year end, on March 25, 2008, Mr. Bitenov was granted a restricted stock grant of 383,429 shares, which vest as follows: 98,857 shares on January 3, 2009, 95,857 shares on January 3, 2010 and 191,715 shares on January 3, 2011. Vesting of Mr. Bitenov’s stock grants is contingent upon the Company timely filing its reports with the U. S. Securities and Exchange Commission during each fiscal year. Mr. Bitenov forfeits any unvested grants at the time his employment with the Company terminates.

(4)

Mr. Kassymkhanuly has served as a member of the board of directors and Vice-President of the Company since August 2007. Mr. Kassymkhanuly also served as a member of the board of directors of Bekem Metals, Inc. from August 2005 to October 2006.

(5)

Mr. Tajibayev has served as a member of the board of directors and Vice-President of Metallurgy since October 2006. On October 20, 2006, with amendments made on March 25, 2008, Mr. Tajibayev was granted 191,715 shares, which vest as follows: 47,292 shares vested in October 2007, 47,292 shares were scheduled to vest in October 2008 provided the Company had commenced construction of the processing plant by October, 2008, and the final 95,857 shares are scheduled to vest in October 2009 conditioned upon the Company having commenced commercial operations. Currently, the conditions for vesting of the second and third portions of the grant are under consideration of the board of directors as the failure to meet those conditions is the result of the Company’s inability to obtain financing and therefore, was beyond Mr. Tajibayev’s control. In light of services performed by Mr. Tajibayev on the Company’s behalf to date, it is expected that the second portion of his stock grant will be deemed vested by the board of directors as of the original October 2008 vesting date. It is also expected that the board of directors will revise the vesting conditions for the third portion of the restricted stock grant and will make it contingent upon the accomplishment of something within Mr. Tajibayev’s control. Mr. Tajibayev forfeits any unvested grants at the time his employment with the Company terminates.

(6)

Mr. Rassokhin has served as a vice-president on geology from December 2007. On October 20, 2006, Mr. Rassokhin was granted 86,207 shares, which vest as follows: 21,552 shares vested in October 2007, 21,552 shares vested in October 2008 and the final 43,103 shares will vest in October 2009 conditioned upon the Company having commenced commercial operations. Currently, the conditions for vesting of the third portion of the grant are under consideration by the board of directors due to changes in our operational conditions affected by the global financial crisis which are not within Mr. Rassokhin’s control. Mr. Rassokhin forfeits any unvested grants at the time his employment with the Company terminates.

All Other Compensation

The table below provides additional information regarding “all other compensation” awarded to the named executive officers as disclosed in the “All Other Compensation” column of the “Summary Compensation Table” above.

Name	Year	Income Tax	Social Tax	Medical Insurance	Pension Fund	Rent	Total

Yermek Kudabayev	2008	25,998	15,048	3,684	8,431	-0-	53,161
	2007	35,713	27,240	2,244	7,296	-0-	72,493

Zhassulan Bitenov	2008	12,839	8,468	1,247	8,431	-0-	30,985
	2007	-0-	-0-	-0-	-0-	-0-	-0-

Dossan	2008	14,200	9,149	2,244	8,431	-0-	34,024
Kassymkhanuly	2007	10,645	9,089	2,244	7,094	24,339	53,411

Nurlan Tajibayev	2008	7,324	5,654	1,247	7,922	-0-	22,147
	2007	7,068	7,189	1,247	7,296	-0-	22,800

Aleksandr Rassokhin	2008	7,195	5,645	1,247	7,996	-0-	22,083
	2007	7,401	7,422	1,247	7,296	-0-	23,366

Annual Base Salary

The following table discloses the annual salary set forth in the employment agreement of each of the individual named executive officers for fiscal 2008.

Name	Annual Salary(1)

Yermek Kudabayev	$180,000
Zhassulan Bitenov	$108,000
Dossan Kassymkhanuly	$120,000
Nurlan Tajibayev	$60,000
Aleksandr Rassokin	$60,000

(1)	Annual salary is net of all taxes and dues required under applicable laws of the Republic of Kazakhstan, which is the responsibility of the Company.

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

Grants of Plan-Based Awards Table for Fiscal Year 2008

No grants of any plan-based awards were made to any of the named executive officers during the 2008 fiscal year.

Outstanding Equity Awards at Fiscal Year End 2008

None of the named executive officers held unexercised stock options at December 31, 2008. The following table sets forth information concerning all unvested restricted stock grants and equity incentive plan awards for each of the named executive officers as of December 31, 2008.

Stock Awards
Name	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Yermek Kudabayev(1)	210,886(2)	2,109(3)
Zhassulan Bitenov	383,429(4)	3,834(3)
Nurlan Tajibayev(1)	95,857(5)	959(3)
Aleksandr Rassokhin(1)	43,103 (6)	431(3)

(1)

On October 20, 2006, our board of directors awarded restricted stock grants to the following individuals in the following amounts: i) Yermek Kudabayev – 383,429 shares; this was subsequently increased to 421,772 shares in March 2008; iii) Nurlan Tajibayev – 191,715 shares; and iv) Aleksandr Rassokhin – 86,207 shares. These restricted stock grants were made under the Company’s 2003 Stock Option Plan made under the Company’s 2003 Stock Option Plan. Vesting of the awards was to occur over a period of three years and is contingent upon performance based metrics as described in more detail below. Any unvested shares at the time such individual’s employment with the Company ceases, for any reason, shall be forfeited back to the Company. All shares underlying the awards were issued at the time of grant and are being held in escrow by the Company subject to the vesting schedule placed on the grant. The grant holders have the right to vote the shares, receive dividends and enjoy all other rights of ownership over the entire grant amount, except for the right to dispose of or otherwise encumber the shares prior to satisfying the applicable vesting requirement.

(2)	Mr. Kudabayev’s restricted stock award vests as follows: 95,857 shares vested in April 2007; 115,029 shares vested in April 2008 and the final 210,886 shares will vest in April 2009.

(3)

The market value of the unearned shares is computed by multiplying the closing market price of the Company’s stock at the end of the last completed fiscal year ($0.01 per share) by the number of unearned shares that have not vested.

(4)

In March 2008 the board of directors voted to grant restricted stocks to Mr. Bitenov. His shares vest as follows: one-fourth (95,857 shares) in January 2009 and one-fourth (95,857 shares) in January 2010, provided that the Company has timely filed its reports with Securities and Exchange Commission. The final one-half (191,715 shares) will vest in January 2011. Vesting during each year is contingent upon the Company timely filing of its reports with the Securities and Exchange Commission each year. Moreover, vesting in the third year is also contingent upon the Company having commenced commercial operations.

(5)

Mr. Tajibayev’s restricted stock award vests as follows: 47,929 shares vested in October 2007; 47,929 shares were scheduled to vest in October 2008 provided that the Company began construction of a processing plant by October 2008 and the final 95,857 shares will vest in October 2009 provided that the Company has commenced commercial operations by October 2009. Currently, the conditions for vesting of the second and third portions of the grant are under consideration of the board of directors as the failure to meet those conditions is the result of the Company’s inability to obtain financing and therefore, was beyond Mr. Tajibayev’s control. In light of services performed by Mr. Tajibayev on the Company’s behalf to date, it is expected that the second portion of his stock grant will be deemed vested by the board of directors as of the original October 2008 vesting date. It is also expected that the board of directors will revise the vesting conditions for the third portion of the restricted stock grant and will make it contingent upon the accomplishment of something within Mr. Tajibayev’s control.

(6)

Mr. Rassokhin’s restricted stock award vests as follows: 21,552 shares vested in October 2007; 21,552 shares vested in October 2008 and the final 43,103 shares will vest in October 2009 provided that the Company timely completes the annual drilling requirements associated with its annual work program and that the Company has commenced commercial operations by October 2009. Currently, the conditions for vesting of the third portion of the grant are under consideration by the board of directors due to changes in our operational conditions affected by the global financial crisis which are not under Mr. Rassokhin’s control.

Option Exercises and Stock Vested for Fiscal Year 2008

None of the named executive officers exercised options during the 2008 fiscal year. The following table sets forth the number of restricted stock awards that vested to our named executive officer during fiscal 2008 and the aggregate dollar amount realized by our named executive officer on vesting.

Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Yermek Kudabayev	210,886(1)	281,053(2)
Nurlan Tajibayev	95,858(3)	55,118(2)
Aleksandr Rassokhin	43,104(4)	24,785(2)

(1)	As noted above, 95,857 shares of the restricted stock grant awarded to Mr. Kudabayev on October 20, 2006 vested on April 7, 2007; 115,029 shares vested on April 7, 2008.

(2)

The value realized on vesting is computed by multiplying the number of shares of stock by the market value of the underlying shares on the vesting date. The closing market price of our common stock on April 7, 2007 was $1.72 per share. The market price of our common stock on October 20, 2007 was $1.05 per share. The market price of our common stock on April 7, 2008 and on October 20, 2008 was $1.01 and $0.01per share, respectively.

(3)

As noted above, 47,929 shares of the restricted stock grant awarded to Mr. Tajibayev on October 20, 2006 vested on October 20, 2007; an additional 47,929 shares were scheduled to vest on October 20, 2008 provided the Company began construction of a processing plant by October 2008. The vesting conditions for this portion of the grant are under consideration of the board of directors as the failure to meet this condition is the result of the Company’s inability to obtain financing and therefore, was beyond Mr. Tajibayev’s control. In light of services performed by Mr. Tajibayev on the Company’s behalf to date, it is expected that the second portion of his stock grant will be deemed vested by the board of directors as of October 20, 2008.

(4)	As noted above, 21,552 shares of the restricted stock grant awarded to Mr. Rassokhin on October 20, 2006 vested on October 20, 2007; the other 21,552 shares vested on October 20, 2008.

Pension Benefits

In accordance with the legislative requirements of the Republic of Kazakhstan during 2008 we paid government mandated pension fund payments for each of the named executive officers. We do not have any other liabilities related to any supplementary pensions, post retirement health care, insurance benefits or retirement indemnities for any of the named executive officers.

We offer no pension or other specified retirement payments or benefits, including but not limited to tax-qualified deferred benefit plans and supplemental executive retirement plans to its named executive officers.

Nonqualified Deferred Compensation

We offer no defined contribution or other plan that provides for the deferral of compensation on a basis that is not tax-qualified to any of our employees including the named executive officers.

Potential Payments upon Termination or Change-in-Control

Termination of Employment Agreements

With the exception of the employment agreements of Mr. Kudabayev and Mr. Bitenov, none of the other named executive officers employment agreements provide for potential payments upon the termination of their employment.

Should we terminate the employment agreements of Mr. Kudabayev or Mr. Bitenov for good reason, they shall be entitled to salary for the month in which he is terminated and for the succeeding three calendar months. An additional month will be added up to a maximum of twelve months for each year of completed service beginning after two full years of service. This amount may be reduced in the event Mr. Kudabayev or Mr. Bitenov obtains new employment prior to the completion of the payment period. If either is terminated for cause he shall only be entitled to compensation through the date of termination. If either is terminated for disability he shall be compensated for the remainder of the month and for three succeeding months or until disability insurance benefits commence. If employment is terminated because of death Mr. Kudabayev or Mr. Bitenov shall be entitled to compensation through the end of the calendar month in which his death occurs. The phrase “for good reason” means any of the following: (a) the Company’s material breach of the employment agreement; (b) the assignment of the executive without his consent to a position, responsibilities, or duties of a materially lesser status or degree of responsibility than his position, responsibilities, or duties; or (c) the relocation of the Company’s principal executive offices outside the Kazakhstan area; or (d) the requirement by the Company that the executive be based anywhere other than the Company’s principal executive offices, without the executive’s consent.

Change-in-Control

None of the employment agreements of our named executive officers provide for potential payouts or other change in control benefits.

Compensation of Directors

We offer cash compensation to attract and retain candidates to serve on our board of directors. We do not compensate directors who are also our employees for their service on our board of directors. Therefore, Mr. Kudabayev, Mr. Kassymkhanuly and Mr. Tajibayev did not receive any compensation for their service on our board of directors.

Meeting Fees

Members of the board of directors who are not also employees of the Company or one of its subsidiaries are paid a $16,000 stipend per year, payable quarterly. Non-employee directors are also paid $1,000 for each board meeting attended in person plus reimbursement for travel expenses.

Equity Compensation

We do not currently have a fixed plan for the award of equity compensation to our non-employee directors.

Director Compensation Table

The following table sets forth a summary of the compensation we paid to our directors for services on our board during our 2008 fiscal year.

Name	Fees Earned or Paid in Cash ($)	All Other Compensation ($)	Total ($)

Timothy Adair	$16,000	-0-	$16,000
James Kohler	$16,000	-0-	$16,000
Valery Tolkachev	$16,000	-0-	$16,000
Nurlan Tajibaev(1)	-0-	-0-	-0-
Yermek Kudabayev(1)	-0-	-0-	-0-
Dossan Kassymkhanuly(1)	-0-	-0-	-0-

(1)

In addition to being directors Mr. Kudabayev, Mr. Tajibaev and Mr. Kassymkhanuly are also Company employees, and therefore do not qualify for compensation as non-employee directors. For information regarding compensation paid to Mr. Kudabayev, Mr. Tajibayev and Mr. Kassymkhanuly in their capacity as employees of the Company please see the Summary Compensation Table above.

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

BOARD OF DIRECTORS

Yermek Kudabayev
Dossan Kassymkhanuly
Nurlan Tajibayev
Timothy Adair
James Kohler
Valery Tolkachev

Item 12.	Security Ownership of Certain Beneficial Owners and Management and
Related Stockholder Matters

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

Type of Security	Name and Address	Amount & Nature of Beneficial Ownership	% of Class

Common	Hsuih Chi Hun(1)	33,404,080	27%
	1/F., Chap Biu Building
	Tai Po Market, 15 On Fu Road
	New Territories, Hong Kong, S.A.R.
	China

Common	Brisa Equities Corporation(1)	21,000,000	17%
	1020 East 900 South
	Bountiful, Utah 84010

Common	Central Asian Metals, Inc.(2)	15,504,408	12%
	P.O. Box 5251
	CH 6901
	Lugano, Switzerland

Common	GLG Emerging Markets Fund	20,990,000	17%
	c/o GLG Partnership
	One Curzon Street
	London W1J 5HB

Type of Security	Name and Address	Amount & Nature of Beneficial Ownership	% of Class

Common	Jamestown Financial, Inc.(3)	21,093,880	17%
	Akara Building, 24 de Castro St.
	Wickhams Cay I, PO Box 36
	Road Town, Tortola, BVI

Common	Yermek Kudabayev(4) (5)	421,772	*
	170 Tchaikovsky Street
	4th Floor
	Almaty, Kazakhstan 050000

Common	Zhassulan Bitenov(4) (5)	383,429	*
	170 Tchaikovsky Street
	4th Floor
	Almaty, Kazakhstan 050000

Common	Nurlan Tajibayev(4) (5)	191,715	*
	170 Tchaikovsky Street
	4th Floor
	Almaty, Kazakhstan 050000

Common	Dossan Kassymkhanuly(5)	-0-	*
	170 Tchaikovsky Street
	4th Floor
	Almaty, Kazakhstan 050000

Common	James Kohler(5)	-0-	*
	2011 Maple View Drive
	Bountiful, Utah 84101

Common	Timothy Adair(5)	-0-	*
	5062 W. Amelia Earhart Drive
	Salt Lake City, Utah 84116

Common	Valery Tolkachev (5)	-0-	*
	170 Tchaikovsky Street, 4th Floor
	Almaty, Kazakhstan

Officers, Directors and Nominees		996,376	*
as a Group: (7 persons)

* Less than 1%.

(1)

Mr. Hsuih Chi Hun owns no shares in his own name. However, he maintains voting and investment control over 21,000,000 shares held of record by Brisa Equities, Inc., as well as 5,110,200 shares held of record by Landsgate Marketing Limited, 5,097,960 shares held of record by Comodidad y Fantasia en Tierra, S.A. and 2,195,920 shares held of record by Las Tierras del Deleite, S.A., and therefore may be deemed to be the beneficial owner of the shares held by these entities.

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

(4)

On October 20, 2006 our board of directors awarded a restricted stock grant to Mr. Kudabayev in the amount of 383,429 shares and to Mr. Tajibaev in the amount of 191,715 shares. On March 25, 2008 the board of directors increased Mr. Kudabayev’s restricted stock grant by an additional 38,343 shares and awarded a restricted stock grant to Mr. Bitenov. As of the date of this report 210,886 shares of Mr. Kudabayev award had vested, 47,929 shares of Mr. Tajibaev’s award had vested and none of Mr. Bitenov’s award had vested. The awards vest over a period of three years. The shares have been issued and are outstanding and are being held in escrow by the Company subject to the applicable vesting schedule for each grant. The grantees have the right to vote the shares, receive dividends and enjoy all other rights of ownership over the entire grant amount from the grant date, except for investment control of the shares, which will not pass to these individuals until the shares vest. Shares will vest to the grantee only if the grantee is employed by the Company on the applicable vesting date. Any unvested shares at the time a grantee’s employment with the Company ceases, for any reason, shall be forfeited back to the Company. For additional information regarding vesting dates and conditions see the section entitled “Securities Authorized for Issuance Under Equity Compensation Plans” contained in Item 5 “Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities” of this report.

(5)

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

The stock grants approved in October 2006 were valued at $1.95 per share, which represented the closing market price of our stock on October 20, 2006. The stock grants approved in March 2008 were valued at $0.80 per share. The stock grants were made under our 2003 Stock Option Plan. The shares have been issued and are outstanding and are being held in escrow by the Company subject to the applicable vesting schedule for each grant. The grantees have the right to vote the shares, receive dividends and enjoy all other rights of ownership over the entire grant amount from the grant date, except for the right to dispose of or otherwise encumber the shares prior to satisfying the applicable vesting schedule. Shares will only vest to the grantee if the grantee is employed by the Company on the applicable vesting date. Any unvested shares at the time a grantee’s employment with the Company ceases, for any reason, shall be forfeited back to the Company.

Mr. Kudabayev’s shares vest as follows: 95,857 shares vested in April 2007, 115,029 shares vested in April 2008, and the final 210,886 shares will vest in April 2009.

Mr. Bitenov’s shares vest as follows: 95,857 shares vested in January 2009, 95,857 shares will vest in January 2010 and the final one-half (191,715 shares) will vest in January 2011. Vesting during each year is contingent upon the Company timely filing its reports with the Securities and Exchange Commission each year. Moreover, vesting in the third year is also contingent upon the Company having commenced commercial operations.

Mr. Tajibayev’s shares vest as follows: one-fourth (47,929 shares) vested on October 20, 2007, one-fourth (47,929 shares) were scheduled to vest on October 20, 2008 and the final one-half (95,857 shares) are scheduled to vest on October 20, 2009 conditioned upon the Company having commenced commercial operations. Currently, the conditions for vesting of the second and third portions of shares are under revision due to our inability to obtain financing for construction of a processing facility, which is not within the control of Mr. Tajibayev. In light of services performed by Mr. Tajibayev on the Company’s behalf to date, it is expected that the second portion of his stock grant will be deemed vested by the board of directors as of October 20, 2008. It is also expected that the board of directors will revise the vesting conditions for the third portion of the restricted stock grant and will make it contingent upon the accomplishment of something within Mr. Tajibayev’s control.

Mr. Rassokhin’s shares vest as follows: one-fourth (21,552 shares) vested on October 20, 2007 and one-fourth (21,552 shares) vested on October 20, 2008. The final one-half (43,103 shares) will vest on October 20, 2009, conditioned upon the Company timely performing the drilling work program requirements, as dictated by the MEMR during the third year and the Company having commenced commercial operations. Currently, these conditions for vesting of the third portion of shares are under revision due to changes of the operational conditions affected by the global financial crisis which are not under control of the awarded person.

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

Item 13.	Certain Relationships and Related Transactions and Director Independence

During 2008 and 2007 we did not engage in any transaction with any related person as defined by Rule 404 (Instructions to Item 404(a)) that exceeded the lesser of $120,000 or 1% of our average total assets at December 31, 2008 and 2007 in which any related person had or will have a direct or indirect material interest.

Director Independence

The board has determined that Timothy Adair, James Kohler and Valery Tolkachev would each qualify as an independent director as that term is defined in the listing standards of the NYSE Amex. Such independence definition includes as series of objective tests, including that the director is not an employee of the company and has not engaged in various types of business dealings with the company. In addition, as further required by the NYSE Amex listing standards, the board of directors has made a subjective determination as to each independent director that no relationships exist which, in the opinion of the board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Item 14.	Principal Accountant Fees and Services

Hansen, Barnett and Maxwell, P.C. served as the Company’s independent registered public accounting firm for the years ended December 31, 2008 and 2007 and is expected to serve in that capacity for the current year. Principal accounting fees for professional services rendered for us by Hansen, Barnett & Maxwell, P.C. for the years ended December 31, 2008 and 2007, are summarized as follows:

	2008	2007
Audit	$143,055	$133,735
Tax	-	2,595
All other	-	-
Total	$143,055	$136,330

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

The board of directors has not, as of the time of filing this annual report on Form 10-K with the Securities and Exchange Commission, adopted policies and procedures for pre-approving audit or permissible non-audit services performed by our independent auditors. Instead, the board of directors as a whole has pre-approved all such services. In the future, our board of directors may approve the services of our independent registered public accounting firm pursuant to pre-approval policies and procedures adopted by the board of directors, provided the policies and procedures are detailed as to the particular service, the board of directors is informed of each service, and such policies and procedures do not include delegation of the board of director’s responsibilities to our management.

The board of directors has determined that the services provided by Hansen, Barnett & Maxwell, P.C. described above are compatible with maintaining its independence as our independent registered public accounting firm.

Item 15.	Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this report:

(1) Financial Statements

The following financial statements of the registrant are included in response to Item 8 of this annual report:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets - December 31, 2008 and 2007.

Consolidated Statements of Operations for the years ended December 31, 2008 and 2007, and for the period from March 5, 2004 (Date of Inception) through December 31, 2008.

Consolidated Statements of Shareholders’ Equity (Deficit) for the years ended December 31, 2008 and 2007, and for the period from March 5, 2004 (Date of Inception) through December 31, 2008.

Consolidated Statements of Cash Flows for the years ended December 31, 2008 and 2007, and for the period from March 5, 2004 (Date of Inception) through December 31, 2008.

Notes to Consolidated Financial Statements.

(2) Financial Statement Schedules

None.

(b)	Exhibits:

Exhibit No.	Exhibit Description

3.1	Articles of Incorporation(1)
3.2	Amended Articles of Incorporation(1)
3.3	Bylaws(1)
3.4	Amendment to Articles of Incorporation(2)
3.5	Articles of Amendment to Articles of Incorporation*
4.1	2003 Stock Option Plan(1)
9.1	Voting Trust Agreement(3)
10.1	Assignment of Patents(1)
10.2	Subcontract Agreement(1)
10.3	Private Equity Credit Agreement(4)
10.4	Plan and Agreement of Reorganization among EMPS Research Corporation and Condesa Pacific S,A. and the Shareholders of Condesa Pacific S.A. dated December 3, 2004(5)
10.5	Acquisition Agreement among Bekem Metals, Inc. and Kazakh Metals Inc. and the Shareholders of Kazakh Metals Inc. dated October 24, 2005(6)
10.6	Registration Rights Agreement(7)
10.7	Employment Agreement – Yermek Kudabayev(8)
10.8	Restricted Stock Grant Agreement – Marat Cherdabayev(8)
10.9	Restricted Stock Grant Agreement – Yermek Kudabayev(8)
10.10	Restricted Stock Grant Agreement – Nurlan Tajibayev(8)
10.11	Restricted Stock Grant Agreement – Alexandr Rassokhin(8)
10.12	Amended Employment Agreement – Yermek Kudabayev(9)
10.13	Amended Restricted Stock Grant Agreement – Yermek Kudabayev(9)
10.14	Amended Restricted Stock Grant Agreement – Nurlan Tajibayev(9)
10.15	Employment Agreement – Zhassulan Bitenov(9)
10.16	Restricted Stock Grant Agreement – Zhassulan Bitenov(9)
10.17	Loan Agreement(10)
10.18	Addendum No. 1 to Loan Agreement(10)
10.19	Pledge Agreement(10)
10.20	Addendum No. 1 to Pledge Agreement(10)
10.21	Memorandum of Understanding(11)
14.1	Code of Ethics(12)
21.1	List of Subsidiaries*
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002*
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002*
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002*
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002*

* Filed herewith.

(1) Incorporated by reference to registrant’s Registration Statement on Form 10-SB as filed with the Commission on March 25, 2003.

(2) Incorporated by reference to Registrant’s Current Report on Form 8-K as filed with the Commission on March 16, 2005.

(3) Incorporated by reference to Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2005 as filed with the Commission on April 17, 2006.

(4) Incorporated by reference to Registrant’s Quarterly Report on Form 10-QSB for the quarter September 30, 2003 as filed with the Commission on November 14, 2003.

(5) Incorporated by reference to Registrant’s Current Report on Form 8-K as filed with the Commission on February 2, 2005.

(6) Incorporated by reference to Registrant’s Current Report on Form 8-K as filed with the Commission on October 28, 2005.

(7) Incorported by reference to Registrant’s Current Report on Form 8-K as filed with the Commission on July 18, 2006.

(8) Incorporated by reference to Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2006 as filed with the Commission on April 2, 2007.

(9) Incorporated by reference to Registrant’s Current Report on Form 8-K as filed with the Commission on March 28, 2008.

(10) Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 as filed with the Commission on August 14, 2008.

(11) Incorporated by reference to Registrant’s Current Report on Form 8-K as filed with the Commission on February 17, 2009.

(12) Incorporated by reference to Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2004 as filed with the Commission on April 15, 2005.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf, thereunto duly authorized.

BEKEM METALS, INC

Date: April 14, 2009	/s/ Yermek Kudabayev
Yermek Kudabayev
Chief Executive Officer

Date: April 14, 2009	/s/ Zhassulan Bitenov
Zhassulan Bitenov
Chief Financial Officer

Date: April 14, 2009	/s/ James Kohler
James Kohler
Director

Date: April 14, 2009	/s/ Timothy Adair
Timothy Adair
Director

Date: April 14, 2009	/s/ Nurlan Tajibayev
Nurlan Tajibayev
Director

Date: April 14, 2009	/s/ Dossan Kassymkhanuly
Dossan Kassymkhanuly
Director

Date: April 14, 2009	/s/ Valery Tolkachev
Valery Tolkachev
Director

BEKEM METALS, INC. AND SUBSIDIARIES

(An Exploration Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

AND

FINANCIAL STATEMENTS

December 31, 2008 and 2007

BEKEM METALS, INC. AND SUBSIDIARIES

(An Exploration Stage Company)

TABLE OF CONTENTS

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Financial Statements:

Consolidated Balance Sheets – December 31, 2008 and 2007	F-3

Consolidated Statements of Operations for the years
ended December 31, 2008 and 2007, and for the period from
March 5, 2004 (Date of Inception) through December 31, 2008	F-4

Consolidated Statements of Shareholders’ Equity (Deficit) for the years ended
December 31, 2008 and 2007, and for the period from March 5,
2004 (Date of Inception) through December 31, 2008	F-5

Consolidated Statements of Cash Flows for the years ended
December 31, 2008 and 2007, and for the period from March 5,
2004 (Date of Inception) through December 31, 2008	F-6

Notes to Consolidated Financial Statements	F-7

HANSEN, BARNETT & MAXWELL, P.C.
A Professional Corporation	Registered with the Public Company
CERTIFIED PUBLIC ACCOUNTANTS	Accounting Oversight Board
AND
BUSINESS CONSULTANTS
5 Triad Center, Suite 750	independent member of
Salt Lake City, UT 84180-1128	BAKER TILLY
Phone: (801) 532-2200	INTERNATIONAL
Fax: (801) 532-7944	A Member of the Forum of Firms
Fax: (801) 532-7944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Shareholders

Bekem Metals, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Bekem Metals, Inc. and Subsidiaries (an Exploration Stage Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for the years ended December 31, 2008 and 2007, and for the period from March 5, 2004 (Date of Inception) through December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bekem Metals, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years ended December 31, 2008 and 2007, and for the period March 5, 2004 (Date of Inception) through December 31, 2008 in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s limited operating history, being at the exploration stage with respect to mineral interests and having not started production, decline in nickel prices, and dependence upon debt or equity infusions to meet its work program requirements under certain government mineral licenses, combined with the current global financial crisis, raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HANSEN, BARNETT & MAXWELL, P.C.

Salt Lake City, Utah

April 14, 2009

BEKEM METALS, INC. AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

December 31,	2008	2007

ASSETS

Current Assets
Cash	$115,644	$756,943
Trade accounts receivable	58,238	4,048
VAT recoverable	301,447	269,087
Inventories	737,810	287,240
Note receivable from related party	15,066,328	-
Prepaid expenses and other current assets	116,203	118,847
Deferred compensation	351,779	483,766
Total Current Assets	16,747,449	1,919,931

Property, plant and mineral interests (net of accumulated
depreciation of $545,151 and $416,773 )	4,421,171	14,226,359
Non-current deferred compensation	109,011	225,351
Other assets	61,156	78,996
Total Assets	$21,338,787	$16,450,637

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Notes payable to related parties	$19,668,792	$-
Accounts payable	370,535	423,776
Accrued expenses	320,142	237,142
Advances received	59,562	257,689
Due to related party	6,051	791
Total Current Liabilities	20,425,082	919,398

Asset retirement obligations	1,455,423	1,039,048
Total Liabilities	21,880,505	1,958,446

Commitments and Contingencies	-	-

Shareholders' Equity (Deficit)
Preferred stock; $0.001 par value, 20,000,000 shares
authorized, no shares outstanding	-	-
Common stock; $0.001 par value, 300,000,000 shares authorized,
and 125,172,011 and 124,750,239 shares issued and outstanding	125,172	124,750
Additional paid-in capital	28,540,235	28,203,239
Accumulated deficit	(30,272,874)	(14,923,899)
Accumulated other comprehensive income	1,065,749	1,088,101
Total Shareholders' Equity (Deficit)	(541,718)	14,492,191

Total Liabilities and Shareholders' Equity (Deficit)	$21,338,787	$16,450,637

The accompanying notes are an integral part of these financial statements.

BEKEM METALS, INC. AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,		For the Period from March 5, 2004 (Date of Inception) through
	2008	2007	December 31, 2008

Revenue	$-	$-	$-

Operating Expenses
Cost of product sold	-	-	-
General and administrative expenses	4,646,913	4,219,131	13,120,416
Research and development costs	240,832	296,070	1,329,070
Exploratory costs	1,042,246	3,192,177	6,402,166
Loss from impairment of property	9,481,436	1,043,720	10,525,156
Accretion expense on asset retirement obligations	89,460	79,288	302,245
Grant compensation expense	585,745	428,935	1,166,263

Total Operating Expenses	16,086,632	9,259,321	32,845,316

Loss From Operations	(16,086,632)	(9,259,321)	(32,845,316)

Other Income (Expenses)
Translation adjustment	38,604	(255,752)	(211,530)
Exchange loss	(9,564)	(64,280)	(308,578)
Interest income	221,084	324,976	631,397
Interest expense	-	(1,018)	(1,677,441)
Other income, net	487,533	97,391	606,785

Net Other Income (Expenses)	737,657	101,317	(959,367)

Net Loss Before Minority Interest and Taxes	(15,348,975)	(9,158,004)	(33,804,683)
Deferred tax benefit	-	456,454	3,390,601
Loss in minority interest	-	-	141,208

Net Loss	$(15,348,975)	$(8,701,550)	$(30,272,874)

Basic Loss per Common Share	$(0.12)	$(0.07)
Weighted-Average Shares used in
Basic Loss per Common Share	125,074,058	124,958,236

The accompanying notes are an integral part of these financial statements.

BEKEM METALS, INC. AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM MARCH 5, 2004 (DATE OF INCEPTION)
THROUGH DECEMBER 31, 2008

				Accumulated
				Other		Total
	Common Shares		Additional	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Paid-in Capital	Income	Deficit	Equity (Deficit)
Balance - March 5, 2004
(Date of inception)	-	$-	$-	$-	$-	$-
Shares issued for cash, August 12, 2004	8,400,000	8,400	174,274	-	-	182,674
Shares issued for 60% interest in Kaznickel,
November 19, 2004, $0.02 per share	12,600,000	12,600	(12,600)	-	-	-
Net loss for period		-	-	-	(245,090)	(245,090)
Balance, December 31, 2004	21,000,000	$21,000	$161,674	$-	$(245,090)	$(62,416)

Net loss for period					(1,271,137)	(1,271,137)
Cumulative translation adjustment				(17,293)		(17,293)
Comprehensive Loss						$(1,350,846)

Minority interest shares issued in acquisition of
EMPS Research Corporation, January 24, 2005	-	-	(11,706)	-	-	(11,706)
Shares issued for cash, August 8, 2005	61,200,000	61,200	38,800	-	-	100,000
Shares issued for the acquisition of the minority
interests of Bekem Metals, Inc., October 24, 2005	17,888,888	17,889	327,111	-	-	345,000
Balance, December 31, 2005	100,088,888	$100,089	$515,879	$(17,293)	$(1,516,227)	$(917,552)

Net loss for period					(4,706,122)	(4,706,122)
Cumulative translation adjustment				(12,923)		(12,923)
Comprehensive Loss						$(5,636,597)

Shares issued for cash, July 14, 2006 -
net of fees of $1,577,614	24,000,000	24,000	26,398,386	-	-	26,422,386
Issue of Stock grants at 1.95 per share on
October 20, 2006	1,083,123	1,083	2,111,007	-	-	2,112,090
Balance, December 31, 2006	125,172,011	$125,172	$29,025,272	$(30,216)	$(6,222,349)	$22,897,879

Net loss for period					(8,701,550)	(8,701,550)
Cumulative translation adjustment				1,118,317		1,118,317
Comprehensive Loss						$15,314,646

Shares cancelled, June 30, 2007	(421,772)	(422)	(822,033)	-	-	(822,455)
Balance, December 31, 2007	124,750,239	$124,750	$28,203,239	$1,088,101	$(14,923,899)	$14,492,191

Net loss for period					(15,348,975)	(15,348,975)
Cumulative translation adjustment				(22,352)		(22,352)
Comprehensive Loss						$(879,136)
Issue of Stock grants at $0.80 per share on
March 25, 2008	421,772	422	336,996	-	-	337,418
Balance, December 31, 2008	125,172,011	$125,172	$28,540,235	$1,065,749	$(30,272,874)	$(541,718)

The accompanying notes are an integral part of these financial statements.

BEKEM METALS, INC. AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,		For the Period from March 5, 2004 (Date of
	2008	2007	Inception) through December 31, 2008

Cash Flows from Operating Activities
Net loss	$(15,348,975)	$(8,701,550)	$(30,272,874)
Adjustments to reconcile net loss to
net cash provided by operating activities:
Depreciation and amortization	268,430	318,660	754,223
Accretion expense on asset retirement obligations	89,460	79,288	302,245
Interest expense from debt discount	-	-	963,231
Shares issued on option modification	-	-	19,426
Deferred tax benefit	-	(456,454)	(3,390,601)
Foreign currency exchange loss / (gain) and translation adjustment	(66,090)	398,461	101,267
Purchased exploration costs	-	-	251,286
Impairment loss on property, plant and mineral interests	9,481,436	1,043,720	10,525,156
Loss / (gain) on disposal of property and equipment	(196,115)	8,801	(128,386)
Stock grant compensation expense	585,745	428,935	1,166,263
Loss recognized on minority shareholders' interest	-	-	(141,208)
Change in operating assets and liabilities:
Trade accounts receivable	(54,308)	(1,165)	(46,505)
VAT recoverable	(33,263)	(73,065)	(228,826)
Inventories	82,014	(90,403)	69,995
Prepaid expenses and other current assets	(87,686)	(27,031)	(33,738)
Change in related party receivables / payables	-	-	(152,180)
Accounts payable	(52,786)	(116,060)	53,121
Advances received	59,795	-	59,795
Accrued expenses	86,776	34,675	78,163
Net Cash From Operating Activities	(5,185,567)	(7,153,188)	(20,050,147)

Cash Flows from Investing Activities
Purchase of property and equipment	(345,390)	(1,056,041)	(4,019,868)
Purchase of intangible assets	(2,271)	(7,613)	(67,364)
Proceeds from disposal of property and equipment	93,833	263,566	380,340
Restricted cash on deposits	-	100,000	-
Loans provided to related parties	(14,900,000)	-	(14,900,000)
Notes receivable	-	-	(56,983)
Cash acquired in acquisitions	-	-	50,475
Net Cash From Investing Activities	(15,153,828)	(700,088)	(18,613,400)

Cash Flows from Financing Activities
Proceeds from notes payable	-	-	14,706,914
Payments on notes payable	-	-	(22,745,753)
Proceeds from loans / notes payable - related parties	19,698,150	-	24,025,062
Payments on loans / notes payable - related parties	-	-	(4,326,912)
Issuance of shares for cash	-	-	26,728,842
Net Cash From Financing Activities	19,698,150	-	38,388,153

Effect of Exchange Rate Changes on Cash	(54)	26,539	391,038

Net Increase (Decrease) in Cash	(641,299)	(7,826,737)	115,644
Cash at Beginning of Period	756,943	8,583,680	-
Cash at End of Period	$115,644	$756,943	$115,644

Supplemental Disclosure of Cash Flow Information:

For the Years Ended December 31,	2008	2007
Cash paid for interest	$-	$1,018

The accompanying notes are an integral part of these financial statements.

BEKEM METALS, INC. AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 1 – BASIS OF PRESENTATION, NATURE OF BUSINESS, AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Bekem Metals, Inc. (“BMI”, “Bekem” or the “Company”) and its wholly owned subsidiaries Kazakh Metals, Inc. (“KMI”), Kyzyl Kain Mamyt LLP (“KKM”), Condesa Pacific, S.A. (“Condesa”) and Kaznickel, LLP (“Kaznickel”). Intercompany accounts and transactions have been eliminated in consolidation. The results of operations of KMI and BMI were combined for all periods prior to the acquisition (as further explained below), with recognition of the minority interest in BMI; the operations of BMI and KMI are consolidated from October 24, 2005.

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

Bekem Metals, Inc. – The consolidated financial statements include the accounts of Condesa and Kaznickel, since the date of its acquisition by Condesa, and the accounts of BMI since its acquisition by Condesa. Condesa was incorporated under the laws of the British Virgin Islands on March 5, 2004. Condesa acquired BMI in a reverse acquisition on January 28, 2005. On July 24, 2006, Condesa transferred its interest in Kaznickel to Bekem, making Kaznickel a wholly-owned subsidiary of Bekem. On September 30, 2006, Bekem sold Condesa to a third party for a nominal value. Condesa is included in the consolidated financial statements from the date of acquisition to the date of disposal.

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

BEKEM METALS, INC. AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

Foreign Currency Transactions – The consolidated financial statements are presented in U.S. dollars. The functional currency of Bekem Metals, Inc. is United States Dollars (USD).

Kaznickel makes its principal investing and financing transactions in USD, which is also its functional currency. Transactions and balances denominated in other currencies have been translated into USD using historical exchange rates. Exchange gains and losses from holding foreign currencies and having liabilities payable in foreign currencies are included in the results of operations.

The Kazakh Tenge (KZT) is the functional currency of the operating subsidiary, KKM. The respective balance sheets have been translated into USD at the exchange rates prevailing at each balance sheet date. The respective statements of operations have been translated into USD using the average exchange rates prevailing during the periods of each statement. The corresponding translation adjustments are part of accumulated other comprehensive income and are shown as part of shareholders’ equity.

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

On May 16, 2008, Kaznickel and the Ministry of Energy and Minerals Resources (“MEMR”) of the Republic of Kazakhstan signed an addendum to the subsoil use contract extending the exploration period to February 2010. Upon discovery of commercially producible nickel and/or cobalt reserves, the Company may notify the MEMR and convert from exploration stage to commercial production stage. If the Company makes no commercial discoveries before the end of the exploration period, as extended, the rights to the territory will revert back to the Republic of Kazakhstan. Upon completion of exploration, the Company will return to the Republic of Kazakhstan the rights to all areas within the licensed territory wherein no commercial discoveries of nickel and/or cobalt were made. When the Company completes exploration of the Gornostai deposit, assuming that commercial discoveries are made, the Company will apply to the MEMR to move to commercial production.

KKM holds exploration and production licenses from the government of Kazakhstan to a 575,756 acre parcel, located approximately 130 kilometers northwest of Aktobe, Kazakhstan. This deposit is referred to as the Kempirsai deposit. The licenses grant KKM the right to explore for and produce nickel and cobalt from deposits located within the territory through October 12, 2011, which may be extended upon agreement between KKM and the MEMR. KKM also holds a license to explore for and produce Mamyt brown coal from a deposit located within 40 kilometers of its cobalt and nickel deposit. This license expires on December 11, 2018 with further possible extensions. Because the Company does not have a reserve estimate for its deposits that conforms to the standards of Industry Guide 7 issued by the U. S. Securities and Exchange Commission, its operations were considered to be at the exploratory stage for 2008 and 2007.

In July 2008, the MEMR and KKM agreed to a new working program for the period August-December of 2008. In December 2008 KKM received a notice from the MEMR extending the term of KKM’s subsoil use contract until the year 2020. The MEMR has further agreed to suspend ore mining requirements until the end of 2012 to allow KKM to focus on the construction of an ore processing facility. The notice indicates that under the Work Program, KKM will be required to invest $135 million to be applied to its mining and ore processing technology during the period 2006-2020 (or around $125 million for the remaining period). Currently, the addendum to the KKM subsoil use contract is under negotiations and expected to be signed in April 2009.

BEKEM METALS, INC. AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

On December 10, 2007, the MEMR unilaterally terminated KKM’s contracts and licenses to explore for nickel, cobalt, brown coal, and other minerals within the Kempirsai and the Mamyt deposits on the basis that KKM had material failures in execution of the work programs associated with the contacts and licenses and did not detail those failures. In January 2008, KKM filed an action in the Court of Astana city against the MEMR challenging the legality of the unilateral termination of the KKM contracts and licenses by the MEMR for several reasons, including that the contracts and licenses had been terminated on grounds not provided for in the subsoil use contracts and legislation and there were no material failures in the execution of the work programs associated with the contracts and licenses. In February 2008, the Court of Astana city acknowledged that the unilateral termination of the contracts and licenses by the MEMR was illegitimate. The Court canceled the order of the MEMR relating to the unilateral termination of the licenses and reinstated the KKM contracts and licenses. In March 2008, the MEMR appealed the decision of the Court of Astana city to the Republic of Kazakhstan Supreme Court. On April 22, 2008 the Supreme Court cancelled the MEMR’s unilateral termination and reinstated the Company’s contracts and licenses to the Kempirsai deposit. On February 18, 2009 the General Prosecutor of the Republic of Kazakhstan lodged a protest to the Supervisory board under the Supreme Court against the judgment of the Court of Astana city and the Supreme Court canceling the unilateral termination of the KKM contracts and licenses. Pursuant to the Code of Civil Procedure of the Republic of Kazakhstan, the General Prosecutor may protest the decision of the Supreme Court within one year of its determination. The General Prosecutor asserts that the Court of Astana city and the Supreme Court wrongly applied the substantive law and requests an order cancelling the decisions of the Court of Astana city and the Supreme Court and reinstating the order unilaterally cancelling the KKM contracts and licenses. The Company filed a formal objection to the protest of the General Prosecutor. On March 18, 2009, the Supervisory board under the Supreme Court rejected the protest of the General Prosecutor.

Business Condition – The financial crisis impacting the global economy has had a material effect on the Company’s business. Metal prices fell sharply in 2008, making future forecasts problematic and projected financial models unprofitable. The financial crisis made the Company’s access to equity and/or debt financing temporarily impossible. In light of the uncertain economic environment, the Company has been looking for private investors and/or potential purchasers of some of the Company’s assets.

The Gornostai and the Kempirsai deposits have not yet entered the development stage with respect to their mineral interests and have no production. The Company’s mineral licenses contain certain work program requirements to be met which are expected to require significant capital. The Company has realized only limited revenue from the Kempirsai deposit and no revenue from the Gornostai deposit and has very little ability to generate revenue. The Company does not expect this to change until it builds and begins operating a nickel ore processing plant. The Company will need to raise significant additional capital in order to maintain its current level of operations and to fund construction of a processing plant. The Company expects to be totally dependent upon investment funds to support operations until such time as it begins to generate sufficient revenue to fund operations. The Company expects these funds will consist primarily of funds raised in equity and/or debt financing activities.

In the past, the Company has been able to raise capital through the sale of equity securities and continues to believe that investors will see the merits of its plans to exploit its mineral licenses and will be able to raise capital. The Company currently has no firm commitment from any party to provide additional equity or debt financing and there is no guarantee that it will obtain additional financing on acceptable terms, or at all. If the Company is unsuccessful in obtaining additional funding during 2009, the Company will likely have insufficient funds to continue operations or to meet the mineral license work program requirements. If the Company cannot fulfill the work program requirements, the Company could be subjected to fines and penalties and even to the possible forfeiture of the subsoil use contracts and licenses.

BEKEM METALS, INC. AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

Exploration Stage Company

The Company is currently an exploration stage company. As an exploration stage enterprise, the Company discloses the deficit accumulated during the exploration stage and the cumulative statements of operations and cash flows from inception through the current balance sheet date. The Company has incurred net losses of $30,272,874 and used net cash in operations of $20,050,147 for the period from March 5, 2004 (date of inception) through December 31, 2008. An entity remains in the exploration stage until such time as proven or probable reserves have been established for its deposits.

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

Revenue Recognition – Since the Company is in the exploration stage, any incidental sales of ore and Mamyt brown coal are recorded as a reduction of the exploratory costs. Income from such sales is recognized when persuasive evidence of an arrangement exists, title to product transfers to the customer, and collectability is reasonably assured.

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

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed – Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount that the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. At December 31, 2007, the Company reviewed its long-lived assets as disclosed above and determined that impairment losses incurred in 2007 amounted to $1,043,720. This impairment loss was recognized in the 2007 financial statements. During 2008, the Company recognized impairment of $565,171 on its property and equipment used in the pilot plant under the previously applied hydrochlorination technology that is no longer needed for the Vanyukov’s process and $8,916,265 on its mineral interests.

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
DECEMBER 31, 2008 AND 2007

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

The expected useful lives used in depreciation, depletion and amortization calculations are determined based on applicable facts and circumstances, as described above. Significant judgment is involved in the determination of useful lives, and no assurance can be given that actual useful lives will not differ significantly from the useful lives estimated for depreciation, depletion and amortization calculations.

The estimated useful lives for the property, plant and mineral interests are as follows:

Useful Life (Years)
Buildings	20
Machinery and equipment	5-8
Other fixed assets	5-10
Unproved mineral interests	20

Mineral Interests – Mineral property acquisition costs, site restoration costs and development costs on mineral properties with proven and probable reserves are capitalized and will be depleted using the units-of-production method over the estimated life of the reserves. If there are insufficient reserves to use as a basis for depleting such costs, they are written off as mineral interest impairment in the period in which the determination is made. Site restoration costs are depleted over the term of their expected life. Interest costs are capitalized on mineral properties and mineral interests in development. The development potential of mining properties is established by the existence of proven and probable reserves, reasonable assurance that the property can be permitted as an operating mine and evidence that there are no metallurgical or other impediments to the production of saleable metals.

Exploration costs incurred on mineral interests, other than acquisition costs, prior to the establishment of proven and probable reserves are charged to operations as incurred. Development costs incurred on mineral interests with proven and probable reserves will be capitalized as mineral interests. The Company regularly evaluates the investments in mineral interests to assess the recoverability and / or the residual value of the investments in these assets. All mineral interests are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable, utilizing established guidelines based upon undiscounted future net cash flows from the asset or upon the determination that certain exploration properties do not have sufficient potential for economic mineralization.

BEKEM METALS, INC. AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

The estimates of mineral prices and operating, capital and reclamation costs, when available, are subject to certain risks and uncertainties, which may affect the recoverability of mineral interest costs. Although the Company makes its best estimates of these factors, it is possible that changes could occur in the near term, which could adversely affect the future net cash flows to be generated from the properties. As of December 31, 2008, due to the sharp fall of prices for nickel in 2008, the Company recognized impairment of its mineral interests of $8,916,265.

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

Basic and Diluted Loss Per Share – Basic loss per share is calculated by dividing net loss by the weighted-average number of shares outstanding, including shares issued under equity award program. Diluted loss per share is calculated by dividing net loss by the weighted-average number of shares and all dilutive potentially issuable shares, except during loss periods when those potentially issuable shares are anti-dilutive.

The following data shows the amounts used in computing basic and diluted weighted-average number of shares outstanding at December 31, 2008 and 2007:

For the Years Ended December 31,	2008	2007
Basic weighted average common shares outstanding	125,074,058	124,958,236
Dilutive effect of outstanding options / warrants	-	-
Diluted Weighted Average Common Shares Outstanding	125,074,058	124,958,236

At December 31, 2008 and 2007 the Company had zero and 10,400,000 warrants outstanding, respectively, which were potentially issuable shares. These warrants were excluded from the calculation of dilutive earnings per share because their effect would be anti-dilutive.

Comprehensive Income – Total comprehensive income represents the net change in shareholders’ equity during a period from sources other than transactions with shareholders. Accumulated other comprehensive income comprises accumulated foreign currency translation adjustments.

Recent Accounting Pronouncements – In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard Number 157, Fair Value Measurements, (SFAS 157) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The provisions of SFAS No. 157 related to financial assets and financial liabilities were effective during 2008. With respect to certain nonfinancial assets and nonfinancial liabilities, SFAS No. 157 is effective for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company does not expect that the adoption of SFAS No. 157 with respect to nonfinancial assets and nonfinancial liabilities will have a material impact on its consolidated financial statements.

BEKEM METALS, INC. AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 141(R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a non-controlling interest in a subsidiary should be reported as equity in the consolidated financial statements, consolidated net income should be adjusted to include the net income attributed to the non-controlling interest and consolidated comprehensive income shall be adjusted to include the comprehensive income attributed to the non-controlling interest. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141(R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company does not expect that the adoption of SFAS No. 141(R) or SFAS No. 160 will have a material impact on its consolidated financial statements.

In December 2007, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 07-1, Accounting for Collaborative Arrangements (EITF 07-1). EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-1 also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the sufficiency of the disclosures related to these arrangements. EITF 07-1 is effective for fiscal years beginning after December 15, 2008. The Company does not expect that the adoption of EITF 07-1 will have a material impact on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company does not expect that the adoption of SFAS No. 161 will have a material impact on its consolidated financial statements.

Reclassifications – Certain reclassifications have been made to the 2007 financial information to conform to the current period presentation.

NOTE 2 – CASH

The Company considers all demand deposits, money market accounts and marketable securities purchased with an original maturity of three months or less to be cash and cash equivalents. The fair value of cash and cash equivalents approximates their carrying amounts due to their short-term maturity.

Cash consists of the following:

December 31,	2008	2007
Current accounts (USD)	$ 102,019	$ 253,892
Current accounts (Tenge, translated to USD)	13,625	503,051
Total	$ 115,644	$ 756,943

BEKEM METALS, INC. AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 3 – PROPERTY, PLANT AND MINERAL INTERESTS

Property, plant and mineral interests consist of the following:

December 31,	2008	2007
Buildings	$ 1,908,113	$ 1,995,927
Machinery and equipment	2,904,378	3,771,957
Other fixed assets	153,831	149,721
Unproved mineral interests	-	8,725,527
	4,966,322	14,643,132
Accumulated depreciation	(545,151)	(416,773)
Net Property and Equipment	$ 4,421,171	$ 14,226,359

Unproved mineral interests represent the acquisition costs of the mineral interests upon the purchase business combinations with Kaznickel and with KKM. The government of Kazakhstan retains the title to the property upon which the Company’s mineral interests pertain; however, the Company’s mineral interests are considered to be tangible assets.

The decrease in unproved mineral interests occurred mainly due to impairment of mineral interests of $8,916,265 in 2008. According to management’s estimates, the Company can generate positive cash flows if nickel prices are not lower than $12,000-$12,500 per ton. However, current nickel prices fell below this level making the Company recognize impairment of the Company’s mineral interests. Also, in 2008 impairment of machinery and equipment was recognized for the amount of $565,171. This amount represents assets used in the pilot plant under the previously applied hydrochlorination technology and no longer needed for the planned Vanyukov’s process.

Gornostai Deposit

Kaznickel acquired its interest in the Contract on Exploration and Development of Gornostai Cobalt and Nickel Deposit (the “Contract”) issued by the MEMR dated February 26, 2004. As discussed above, Kaznickel acquired the right to exploit the mineral interests including the right to explore, develop and produce the cobalt and nickel mineral resources on the Deposit through February 26, 2026 providing commercial discoveries are made before the end of the exploration period. The Company has the right to re-negotiate the contract at that time for an additional 30 years. The government of Kazakhstan retains the title to the property; however, the Company’s mineral interests are considered to be tangible assets. The Company capitalized the acquisition costs of its mineral interest upon the purchase business combination with Kaznickel. The allocated purchase price included a capitalized amount of an acquired asset retirement obligation. While the property is not in production, the asset retirement cost is depleted over the life of the contract from the date of acquisition.

The Contract for Gornostai provides Kaznickel certain rights and also imposes certain obligations and commitments. The rights include exploration through February 2010 (extended from 2008, as discussed below), and development and production of minerals through February 26, 2026. The Company may transfer its right to third parties in accordance with Kazakh laws and regulations and has a right to renegotiate an extension of the Contract. On May 16, 2008 Kaznickel and the Ministry of Energy and Minerals Resources (“MEMR”) of the

BEKEM METALS, INC. AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

Republic of Kazakhstan signed an addendum to the subsoil use contract extending the exploration period to February 2010. The obligations and commitments under the amended contract are approximately $2,000,000. This amount includes $543,000 ($275,000 in 2008 and $268,000 in 2009) for exploration drilling (2,000 meters), sampling and assaying (1,000 core samples), metallurgical tests and preparation of the report to the State Resource Committee. The amount also includes financing the region’s social programs in the amount of $5,000 during the exploration extension period. Also, the estimates include $750,000 for repayment to the Republic of Kazakhstan of historical costs incurred by it in undertaking geological and geophysical studies and infrastructure improvements related to the Gornostai deposit. The repayment terms of this obligation will not be determined until Kaznickel applies to the Republic of Kazakhstan for and is granted a contract to engage in commercial production, which is anticipated within the next one to two years. However, there is no guarantee when or if Kaznickel will discover commercially producible reserves within the Gornostai deposit. Also, the estimates include the subsoil use contract requirement to donate $300,000 for the ongoing development of Astana and Kurchatov, which are cities in Kazakhstan.

Kempirsai Deposit

Bekem acquired two contracts to explore for and extract minerals in connection with the purchase of KKM made in October 24, 2005. One contract is for the exploration and extraction of nickel and cobalt ore from deposits located in an approximately 575,756 acre site in the northwest area of the Republic of Kazakhstan (approximately 130 kilometers northwest of the city of Aktobe, Kazakhstan, near the town of Badamsha, referred to as the “Kempirsai” deposit), which is valid through October 12, 2011. The other contract is for the exploration and extraction of Mamyt brown coal at a site located within 40 kilometers of the Kempirsai deposit, which is valid through December 11, 2018. The contracts may be extended upon agreement between KKM and the Geology and Minerals Resources Committee of the Ministry of Energy and Minerals Resources of the Republic of Kazakhstan. The Kempirsai contract requires the Company to pay royalty payments equal to 2.21% of gross ore sales. The Mamyt brown coal contract requires a royalty payment equal to nine tenths of one percent (0.9%) of gross coal sales. Both contracts require the Company to pay an excess profits tax ranging from 4 to 30 percent based upon the reaching of an internal rate of return (as defined in the contracts) ranging from 22 to 30 percent. The allocated purchase price of the mineral interest included a capitalized amount of an acquired asset retirement obligation.

On December 10, 2007, the MEMR unilaterally terminated KKM’s contracts and licenses to explore for nickel, cobalt, brown coal, and other minerals within the Kempirsai and the Mamyt deposits on the basis that KKM had material failures in execution of the work programs associated with the contacts and licenses but did not detail those failures. In January 2008, KKM filed an action in the Court of Astana city against the MEMR challenging the legality of the unilateral termination of the KKM contracts and licenses by the MEMR for several reasons, including that the contracts and licenses had been terminated on grounds not provided for in the subsoil use contracts and legislation and there were no material failures in the execution of the work programs associated with the contracts and licenses. In February 2008, the Court of Astana city acknowledged that the unilateral termination of the contracts and licenses by the MEMR was illegitimate. The Court canceled the order of the MEMR relating to the unilateral termination of the licenses and reinstated the KKM contracts and licenses. In March 2008, the MEMR appealed the decision of the Court of Astana city. On April 22, 2008 the Supreme Court cancelled the MEMR’s unilateral termination and reinstated the Company’s contracts and licenses to the Kempirsai deposit. On February 18, 2009 the General Prosecutor of the Republic of Kazakhstan lodged a protest to the Supervisory board under the Supreme Court against the judgment of the Court of Astana city and the Supreme Court canceling the unilateral termination of the KKM contracts and licenses. In March 2009, the Supervisory board under the Supreme Court rejected the protest of the General Prosecutor.

BEKEM METALS, INC. AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 4 – INCOME TAXES

In accordance with the laws and regulations of the Republic of Kazakhstan income taxes for 2008 and 2007 fiscal years were calculated at the statutory rate of 30 percent. On December 10, 2008 a new Tax Code was adopted, which is effective from January 1, 2009. According to the new Tax Code, the corporate income tax rate was reduced from 30% to 20% in 2009, to 17.5% in 2010 and to 15% for 2011 and subsequent years.

Deferred tax assets and liabilities were adjusted for the effect of the change in the tax laws and rates. The deferred tax previously provided on items that will become taxable or deductible in any future year affected by the rate change was adjusted downward to reflect the new rates.

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

Deferred tax assets and liabilities were as follows:

December 31,	2008	2007
Tax loss carryforwards	$ 3,375,142	$ 5,111,855
Property and equipment	(221,613)	(519,790)
Asset retirement costs	-	(162,506)
Asset retirement obligations	20,144	340,178
Unproved mineral property rights	-	(2,653,191)
Grant compensation expense	174,939	174,155
Valuation allowance	(3,348,612)	(2,290,701)
Net Deferred Tax Liabilities	$ -	$ -

The valuation allowance was recognized for the amount of loss carryforward balance which is estimated to be unrecoverable.

The following is a reconciliation of the amount of tax that would result from applying the U.S. federal rate to pretax income with the provision for income taxes at December 31, 2008 and 2007:

For the Years Ended December 31,	2008	2007
Tax at US Federal statutory rate (34%)	$ (5,218,652)	$ (3,113,442)
Change in valuation allowance	1,057,911	2,290,701
Effect of lower effective tax rates	4,160,741	366,287
Deferred Tax Benefit	$ -	$ (456,454)

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

BEKEM METALS, INC. AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 5 – RELATED PARTY TRANSACTIONS

In March 2008, KKM entered into a preliminary consortium agreement, subject to negotiation of the terms of a definitive agreement, with two Kazakhstani companies, GRK Koitas LLP (“GRK”) and Asia-Invest Corporation LLP (“AI”). GRK and AI are related parties of the Company through a common stockholder. These companies also have exploration and production licenses near the Company's Kempirsai deposits in northwestern Kazakhstan. This agreement provides for the joint development and construction of a nickel processing plant in the area for joint use by the parties. Under the preliminary consortium agreement, KKM is considered to be the operator of the Consortium. The preliminary shares of the parties in the Consortium are the following: KKM - 50%; GRK Koitas - 40%; and Asia-Invest - 10%.

Under the preliminary consortium agreement, the parties are obliged to jointly contribute approximately $40 million for financing the construction of the processing plant. Of this amount, KKM is obligated to contribute approximately $20 million. KKM received advances of KZT 2.278 billion ($18,862,300 as of December 31, 2008) from GRK, and KZT 97.4 billion ($806,492 as of December 31, 2008) from AI, which are to be used for construction of a processing plant. The parties have the right to withdraw from the Consortium subject to three months written notice. Consequently, these advances have been classified as current notes payable to related parties and bear no interest since they represent contributions to the Consortium.

When the Company received the advance payments from GRK and AI, the parties had not yet selected the technology to be implemented for processing the Kempirsai ore and therefore, they had not yet developed the Consortium’s detailed plan for capital expenditures. The technology (Vanyukov process) for the processing plant was selected in September 2008 only after completion of the initial pilot testing of various technologies capable of processing nickel ore. The technology was selected based on the results of the testing and the preliminary feasibility study report. In addition, KKM was in dispute with the MEMR in relation to unilateral termination of the subsoil use contract as disclosed in Note 1. Therefore, in May 2008 Latimer, one of the major shareholders in GRK and AI, applied to the Company with a request for a loan. On May 22, 2008 the Company signed a Note Agreement with Latimer Assets Inc. Pursuant to the terms of the Note Agreement, the Company loaned $7,400,000 to Latimer Assets Inc. (“Latimer”). The note was originally interest free. Latimer owns substantial interests in GRK and AI.

On June 19, 2008 the Company and Latimer entered into Addendum # 1 to the Note Agreement whereby the Company agreed to loan an additional $7,500,000 to Latimer, increasing the total note amount to $14,900,000. The total note was provided at an interest rate of 2% per annum. Interest is charged on a monthly basis and is payable as a lump-sum payment at the date of the note repayment. Repayment of the note was due on March 1, 2009. The balance of the note receivable from related party at December 31, 2008 was $15,066,328, which includes $166,328 of interest. The Company and Latimer are in the process of negotiating an addendum to the Note Agreement whereby the parties are to extend the repayment period until September 30, 2009 or offset the note receivable from Latimer against KKM’s notes payable to GRK and AI.

Pursuant to a Pledge Agreement dated May 22, 2008 between the Company, its subsidiary, KKM, GRK and AI, the Latimer note receivable is secured by a pledge of a cumulative 39% interest in the Consortium. The 39% interest consists of 31% of GRK’s 40% interest in the Consortium and 8% of AI’s 10% interest in the Consortium. Since the Latimer note receivable is fully secured by the pledge agreement, no allowance against this receivable was created.

BEKEM METALS, INC. AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

KKM, GRK and AI are currently in the process of negotiating an addendum to the preliminary consortium agreement. According to the intended addendum, the period of final determination of the ownership interests of the parties is to be extended for six months and will be determined upon completion of the negotiations and signing of addendums to the subsoil agreements with the MEMR. Currently, KKM and GRK are in the process of revising the terms of their subsoil use agreements due to the effect of the nickel price situation. AI plans to start negotiations with the MEMR in the second quarter 2009.

No related party transactions occurred in 2007.

NOTE 6 – ASSET RETIREMENT OBLIGATIONS

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

SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made. When the liability is initially recorded, the related cost is capitalized by increasing the carrying amount of the related mineral interests. Over time, the liability is accreted upward for the change in its present value each period until the obligation is settled. The initial capitalized cost is amortized as a component of mineral interests as described in Note 3.

The reconciliation of the asset retirement obligation is as follows:

December 31,	2008	2007
Balance at the beginning of the year	$ 1,039,048	$ 951,355
Revision of liability	283,544	-
Accretion expense during the year	89,460	79,288
Effect of the foreign exchange gain/loss	43,371	8,405
Asset Retirement Obligation	$ 1,455,423	$ 1,039,048

During 2008 the Company recalculated its asset retirement obligations. The amount of the obligations has increased for KKM by $283,544 due to toughened environmental legislation in Kazakhstan. In revised calculations, inflation and credit risk adjusted rates were assumed to be 8% and 15%, respectively. These assumptions were significantly affected by the global economic crisis in general as well as the current situation in Kazakhstan.

NOTE 7 – SHAREHOLDERS’ EQUITY

Shares issued for cash – On July 14, 2006, the Company closed a private placement of 8,000,000 units at $3.50 per unit, each unit consisting of three shares of restricted common stock and one warrant to purchase one share of common stock for two dollars. The warrants were immediately exercisable and expired twenty-four months from the date granted, i.e., in July 2008. The private placement resulted in the issuance of 24,000,000 restricted common shares and warrants to purchase 8,000,000 common shares to two non-U.S. investors for $28,000,000. These issuances did not result in a change in control of the Company.

BEKEM METALS, INC. AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

From the total proceeds, the Company paid the placement agent, Aton Securities, Inc., a cash fee totaling 5% of the total proceeds raised, or $1,400,000 and redeemed the agent’s overhead expenses of $24,127. Also, the Company incurred legal and consulting expenses of $153,487 in connection with this private placement. The Company also issued to the placement agent a warrant to purchase up to 2,400,000 shares of restricted common stock. The exercise price of this warrant was $1.17 per share. The warrant was immediately exercisable and expired eighteen months from the date granted, i.e., in January 2008. The warrants were not exercised.

The following summarizes warrant activity for the years ended December 31, 2008 and 2007:

Weighted
Average
	Warrants	Exercise Price
Balance, December 31, 2006	$ 10,400,000	$ 1.81
Issued	-	-
Expired	-	-
Exercised	-	-
Balance, December 31, 2007	10,400,000	1.81
Issued	-	-
Expired	(10,400,000)	1.81
Exercised	-	-
Balance, December 31, 2008	$ -	$ -

The following table summarizes information about warrants outstanding at December 31, 2007:

		Weighted
		Average
		Remaining	Weighted
Range of	Number	Contractual	Average
Exercise Price	Outstanding	Life (Years)	Exercise Price
$ 1.17	2,400,000	0.04	$ 1.17
$ 2.00	8,000,000	0.54	$ 2.00

The $1.17 warrants expired on January 14, 2008. The $2.00 warrants expired on July 14, 2008.

Stock grants and shares cancelled – On October 20, 2006, under the Company’s 2003 Stock Option Plan and pursuant to the board of directors desire to attract and retain experienced and educated executives, the Board agreed to award to certain executives and key employees of the Company restricted stock grants (1,083,123 shares). The vesting of the shares is contingent upon meeting various company-wide performance goals, including timely filing of reports with the Securities and Exchange Commission, meeting the yearly deadlines for the pilot plant construction, operations as dictated by the Board of Directors, timely performing of the drilling work program requirements as dictated by the Republic of Kazakhstan’s Ministry of Energy and Mineral Resources, and start of commercial operations. The shares under the restricted stock grant scheme are held and released by the Company to awarded employees based on the approval of the Board and analysis of employee’s performance. If these performance conditions are not met, the Company will reverse compensation expense, unless approved by the Board of Directors, and will reverse any previously recognized compensation expenses. The fair value of the restricted stock grants was valued at $1.95 per share, which represented the closing market price of the Company’s stock on October 20, 2006, or $2,112,090. These restricted shares are being expensed over the expected term of the performance condition, which is three years.

BEKEM METALS, INC. AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

During 2007, the Company reversed the amount of deferred compensation of $822,455 (421,772 shares) due to the resignation of Mr. Cherdabayev, the previous CEO and President of the Company.

On March 25, 2008, the board agreed to award to certain executives and key employees of the Company additional restricted stock grants (421,772 shares) with an estimated fair value of $337,418 at the closing market price of common stock on the date of grant ($0.80 per share).

As of December 31, 2008, there was $460,790 of total unexpensed compensation cost. The cost is expected to be recognized over a period of one year. 184,510 and 165,338 shares vested during 2008 and 2007, respectively. The Company recognized $585,745 and $428,935 of compensation expense for the years ended December 31, 2008 and 2007, respectively.

A summary of the non-vested stock under the Stock Option Plan follows:

		Weighted Average
	Non-Vested	Grant
	Shares	Date Fair Value

Non-vested at December 31, 2006	1,083,123	$ 1.95
Stock Granted	-	-
Stock Vested	(165,338)	1.95
Stock Cancelled	(421,772)	1.95

Non-vested at December 31, 2007	496,013	1.95
Stock Granted	421,772	0.80
Stock Vested	(184,510)	1.83
Stock Cancelled	-	-

Non-vested at December 31, 2008	733,275	$ 1.32

NOTE 8 – OTHER INCOME, NET

Other income earned during 2008 and 2007 comprised the following:

For the year ended December 31,	2008	2007
Income (loss) from sale of property, plant and equipment	$ 196,115	$ (8,801)
Income from rent and other services	291,418	106,192
Other Income	$487,533	$ 97,391

.

BEKEM METALS, INC. AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 9 – COMMITMENTS AND CONTINGENCIES

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
DECEMBER 31, 2008 AND 2007

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

Operating Leases – Bekem leases approximately 400 square feet of office space located at 324 South 400 West, Suite 225, Salt Lake City, Utah 84101 for its administrative and registered office in the United States. The Company pays annual rents of approximately $7,800 for this space pursuant to a lease agreement that expires December 31, 2009 with an option to extend the lease for an additional year.

The Company also maintains a representative office in Almaty, Kazakhstan, where it leases approximately 1,580 square feet of office space. The lease agreement expires on November 30, 2009. The monthly lease payment is $5,145. Upon consent of both parties, the agreement may be prolonged further.

Kaznickel LLP rents an office (approximately 2,200 square feet) in Semei, Kazakhstan, for approximately $4,000 per month. Semei is the closest city to the Gornostai deposit. Kaznickel also rents approximately 5,300 square feet of warehouse space in Semei for $4,250 per month. Kaznickel uses this space to store test ore. These lease agreements expire in March 31, 2010. If at any time the owner of this space decides they need or want the space for other purposes, Kaznickel has no right to continue to occupy the space and could be forced to move.

KKM rents approximately 2,120 square feet of office space in Aktobe, Kazakhstan. KKM pays approximately $5,500 per month for this space under a one-year lease agreement. This space is leased on a year-to-year basis.

Rent expense for the years ended December 31, 2008 and 2007 was $285,366 and $282,042, respectively.

BEKEM METALS, INC. AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 10 – SUBSEQUENT EVENTS

On February 13, 2009, the Company executed a Memorandum of Understanding for the sale-purchase of 100% of the charter capital of Kaznickel LLP, dated February 11, 2008, between the Company and Ertis Ferronickel Works LLP (the “Memorandum”). Subject to the execution of a definitive agreement, Ertis has agreed to acquire 100% of the outstanding charter capital of Kaznickel, one of the Company’s wholly-owned subsidiaries, for 91,900 Kazakh tenge (approximately $630 U.S. dollars) and for repayment of $5,000,000 U.S. dollars worth loans owed to Bekem Metals by Kaznickel. The Memorandum provides for an initial payment of $500,000 U.S. dollars which, was made on March 20, 2009, and payment on the remaining balance is to occur within 20 days after the execution of a definitive agreement. The Memorandum may be terminated in the event that the MEMR does not approve the transaction and the parties are unable to negotiate the terms of a definitive agreement within five working days of receipt of the MEMR’s approval of the transaction.

On February 4, 2009, Kazakhstan’s National Bank dramatically devalued the Tenge, the local currency, from a corridor of 117-123 Tenge/US dollar to 145-155 Tenge/US dollar, citing the decline in oil price (oil comprises 60% of Kazakh exports), currency devaluations in Kazakhstan’s neighbors, particularly Russia, and the fledgling state of the domestic banking sector. The Company has limited confidence in the government’s ability to control prices in the near to medium term, and with the value of Tenge wages falling, purchasing power is declining. Given the limited current operations of the Company, the devaluing Tenge has not significantly affected the Company’s business. The future effect of the devaluation is difficult to project given present uncertainty on the currency markets and on the government’s policy regarding the exchange rates and/or foreign currency regulations.