Form 10-Q
period 2009-03-31
BEKEM METALS INC
filed 2009-05-13
CIK 1223550

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)   Yes ☐ No ☒

As of May 8, 2009, the registrant had 125,172,011 shares of common stock, par value $0.001, issued and outstanding.

BEKEM METALS, INC.

FORM 10-Q

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets (Unaudited) as of March 31, 2009 and December 31, 2008	3

Condensed Consolidated Statements of Operations (Unaudited) for the Three Months Ended March 31, 2009 and 2008, and for the Period from March 5, 2004 (Date of Inception) through March 31, 2009	4

Condensed Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2009 and 2008, and for the Period from March 5, 2004 (Date of Inception) through March 31, 2009	5

Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3. Qualitative and Quantitative Disclosures About Market Risk	27

Item 4T. Controls and Procedures	28

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	29

Item 1A. Risk Factors	30

Item 6. Exhibits	30

Signatures	31

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BEKEM METALS, INC. AND SUBSIDIARIES
(An Exploration Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
	March 31,	December 31,
	2009	2008
ASSETS

Current Assets
Cash	$ 240,575	$ 115,644
Trade accounts receivable	22,089	58,238
VAT recoverable	246,714	301,447
Inventories	581,431	737,810
Note receivable from related party	15,140,828	15,066,328
Prepaid expenses and other current assets	115,980	116,203
Deferred compensation	219,286	351,779
Total Current Assets	16,566,903	16,747,449

Property, plant and mineral interests (net of accumulated
depreciation of $481,399 and $545,151 )	3,425,450	4,421,171
Non-current deferred compensation	87,209	109,011
Other assets	51,561	61,156
Total Assets	$ 20,131,123	$ 21,338,787

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Notes payable to related parties	$ 19,668,792	$ 19,668,792
Advances received for prospective sale of subsidiary	500,000	-
Accounts payable	422,159	370,535
Accrued expenses	261,552	320,142
Advances received	85,865	59,562
Due to related party	6,831	6,051
Total Current Liabilities	20,945,199	20,425,082

Asset retirement obligations	1,190,591	1,455,423
Total Liabilities	22,135,790	21,880,505

Commitments and Contingencies	-	-

Shareholders' Equity (Deficit)
Preferred stock; $0.001 par value, 20,000,000 shares
authorized, no shares outstanding	-	-
Common stock; $0.001 par value, 300,000,000 shares authorized,
and 125,172,011 shares issued and outstanding	125,172	125,172
Additional paid-in capital	28,540,235	28,540,235
Accumulated deficit	(33,642,268)	(30,272,874)
Accumulated other comprehensive loss	2,972,194	1,065,749
Total Shareholders' Equity (Deficit)	(2,004,667)	(541,718)

Total Liabilities and Shareholders' Equity (Deficit)	$ 20,131,123	$ 21,338,787

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEKEM METALS, INC. AND SUBSIDIARIES
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31,		For the Period from March 5, 2004 (Date of Inception) through
	2009	2008	March 31, 2009

Revenue	$ -	$ -	$ -

Operating Expenses
General and administrative expenses	712,088	1,025,077	13,832,504
Research and development costs	-	-	1,329,070
Exploratory costs	26,647	25,539	6,428,813
Loss from impairment of property	-	-	10,525,156
Accretion expense on asset retirement obligations	32,256	21,324	334,501
Grant compensation expense	154,295	122,860	1,320,558

Total Operating Expenses	925,286	1,194,800	33,770,602

Loss From Operations	(925,286)	(1,194,800)	(33,770,602)

Other Income/(Expense)
Exchange gain from remeasurement	1,445,440	12,458	1,233,910
Exchange gain/(loss)	(3,998,205)	12,107	(4,306,783)
Interest income	74,517	529	705,914
Interest expense	-	-	(1,677,441)
Other income/(expense), net	34,140	(689)	640,925

Net Other Income/(Expense)	(2,444,108)	24,405	(3,403,475)

Net Loss Before Minority Interest and Taxes	(3,369,394)	(1,170,395)	(37,174,077)
Deferred tax benefit	-	-	3,390,601
Loss in minority interest	-	-	141,208

Net Loss	$ (3,369,394)	$ (1,170,395)	$ (33,642,268)

Basic Loss per Common Share	$ (0.03)	$ (0.01)
Weighted-Average Shares used in
Basic Loss per Common Share	125,172,011	124,778,048

The accompanying notes are an integral part of these condensed, consolidated financial statements.

BEKEM METALS, INC. AND SUBSIDIARIES
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Month Ended March 31,		For the Period from March 5, 2004 (Date of Inception) through
	2009	2008	March 31, 2009
Cash Flows from Operating Activities
Net loss	$ (3,369,394)	$ (1,170,395)	$ (33,642,268)
Adjustments to reconcile net loss to
net cash provided by operating activities:
Depreciation and amortization	63,789	70,117	818,012
Accretion expense on asset retirement obligations	32,256	21,324	334,501
Interest expense from debt discount	-	-	963,231
Shares issued on option modification	-	-	19,426
Deferred tax benefit	-	-	(3,390,601)
Foreign currency exchange loss / (gain) and gain from reameasurement	2,827,642	(14,130)	2,928,909
Purchased exploration costs	-	-	251,286
Impairment loss on property, plant and mineral interests	-	-	10,525,156
Loss / (gain) on disposal of property and equipment	22,364	1,168	(106,022)
Stock grant compensation expense	154,295	122,860	1,320,558
Loss recognized on minority shareholders' interest	-	-	(141,208)
Change in operating assets and liabilities:
Trade accounts receivable	26,546	(8,335)	(19,959)
VAT recoverable	8,044	(6,677)	(220,782)
Inventories	8,318	15,311	78,313
Prepaid expenses and other current assets	(57,538)	6,684	(91,276)
Change in related party receivables / payables	-	7,880	(152,180)
Accounts payable	79,940	(10,888)	133,061
Advances received	(51,762)	-	8,033
Accrued expenses	(265,918)	152,907	(187,755)
Net Cash From Operating Activities	(521,418)	(812,174)	(20,571,565)

Cash Flows from Investing Activities
Purchase of property and equipment	-	(3,890)	(4,019,868)
Purchase of intangible assets	-	(74)	(67,364)
Proceeds from disposal of property and equipment	49,359	-	429,699
Advances received for sale of PPE	100,446	-	100,446
Advances received for sale of subsidiary	500,000	-	500,000
Loans provided to related parties	-	-	(14,900,000)
Notes receivable	-	-	(56,983)
Cash acquired in acquisitions	-	-	50,475
Net Cash From Investing Activities	649,805	(3,964)	(17,963,595)

Cash Flows from Financing Activities
Proceeds from notes payable	-	-	14,706,914
Payments on notes payable	-	-	(22,745,753)
Proceeds from loans / notes payable - related parties	-	2,897,467	24,025,062
Payments on loans / notes payable - related parties	-	-	(4,326,912)
Issuance of shares for cash	-	-	26,728,842
Net Cash From Financing Activities	-	2,897,467	38,388,153

Effect of Exchange Rate Changes on Cash	(3,456)	(8,771)	387,582

Net Increase in Cash	124,931	2,072,558	240,575
Cash at Beginning of Period	115,644	756,943	-
Cash at End of Period	$ 240,575	$ 2,829,501	$ 240,575

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEKEM METALS, INC. AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009 (UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND NATURE OF BUSINESS

Interim Financial Information – The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they are condensed and do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. The accompanying financial statements should be read in conjunction with the most recent audited financial statements of Bekem Metals, Inc. included in its annual report on Form 10-K filed for the year ended December 31, 2008. Operating results for the three-month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

MARCH 31, 2009 (UNAUDITED)

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

Foreign Currency Transactions – The consolidated financial statements are presented in United States Dollars (USD). The functional currency of Bekem Metals, Inc. is USD.

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

Nature of Business

The Company is engaged in the exploration of mineral resource properties. Kaznickel owns the right to the Gornostayevskoye (“Gornostai”) nickel and cobalt deposit located in the East Kazakhstan Oblast in northeast Kazakhstan. The license is for exploration and production of cobalt and nickel ores and is valid through February 26, 2026 provided commercial discoveries are made before the end of the exploration period.

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

BEKEM METALS, INC. AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009 (UNAUDITED)

In December 2008 KKM received a notice from the MEMR extending the term of KKM’s subsoil use contract until the year 2020. The MEMR has further agreed to suspend ore mining requirements until the end of 2012 to allow KKM to focus on the construction of an ore processing facility. The notice indicates that under the Work Program, KKM will be required to invest $135 million to be applied to its mining and ore processing technology during the period 2006-2020 (or around $125 million for the remaining period). Currently, the addendum to the KKM subsoil use contract is under negotiations and expected to be signed in June 2009.

On December 10, 2007, the MEMR unilaterally terminated KKM’s contracts and licenses to explore for nickel, cobalt, brown coal, and other minerals within the Kempirsai and the Mamyt deposits on the basis that KKM had material failures in execution of the work programs associated with the contacts and licenses and did not detail those failures. In January 2008, KKM filed an action in the Court of Astana city against the MEMR challenging the legality of the unilateral termination of the KKM contracts and licenses by the MEMR for several reasons, including that the contracts and licenses had been terminated on grounds not provided for in the subsoil use contracts and legislation and there were no material failures in the execution of the work programs associated with the contracts and licenses. In February 2008, the Court of Astana city acknowledged that the unilateral termination of the contracts and licenses by the MEMR was illegitimate. The Court canceled the order of the MEMR relating to the unilateral termination of the licenses and reinstated the KKM contracts and licenses. In March 2008, the MEMR appealed the decision of the Court of Astana city to the Republic of Kazakhstan Supreme Court. On April 22, 2008 the Supreme Court cancelled the MEMR’s unilateral termination and reinstated the Company’s contracts and licenses to the Kempirsai deposit. On February 18, 2009 the General Prosecutor of the Republic of Kazakhstan lodged a protest to the Supervisory board under the Supreme Court against the judgment of the Court of Astana city and the Supreme Court cancellation of the unilateral termination of the KKM contracts and licenses. Pursuant to the Code of Civil Procedure of the Republic of Kazakhstan, the General Prosecutor can protest the decision of the Supreme Court within one year of its determination. The General Prosecutor asserted that the Court of Astana city and the Supreme Court wrongly applied the substantive law and requested an order cancelling the decisions of the Court of Astana city and the Supreme Court and reinstating the order unilaterally cancelling the KKM contracts and licenses. The Company filed a formal objection to the protest of the General Prosecutor. On March 18, 2009, the Supervisory board under the Supreme Court rejected the protest of the General Prosecutor.

Because the Company does not have a reserve estimate for its deposits that conforms to the standards of Industry Guide 7 issued by the U.S. Securities and Exchange Commission, its operations were considered to be at the exploratory stage for the first quarter 2009 and 2008.

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

MARCH 31, 2009 (UNAUDITED)

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

In the past the Company has been able to raise capital through the sale of its equity securities and continues to believe that investors will see the merits of its plans to exploit its mineral licenses and will be able to raise capital. The Company currently has no firm commitment from any party to provide additional equity or debt financing and there is no guarantee that it will obtain additional financing on acceptable terms, or at all. If the Company is unsuccessful in obtaining additional funding during 2009, the Company will have insufficient funds to continue exploring its territories, to meet its mineral license work program requirement or to satisfy its operating needs. Failure to satisfy its work program requirements could result in fines and penalties or even the possible forfeiture of the subsoil use contracts and licenses.

On February 4, 2009, Kazakhstan’s National Bank dramatically devalued the Tenge, the local currency, from a range of 117-123 Tenge/U.S. dollar to 145-155 Tenge/U.S. dollar, citing the decline in oil price (oil comprises 60% of Kazakh exports), currency devaluations in Kazakhstan’s neighbors, particularly Russia, and the fledgling state of the domestic banking sector. The Company has limited confidence in the government’s ability to control prices in the near to medium term, and with the value of Tenge wages falling, purchasing power is declining. The future effect of the devaluation is difficult to project given the present uncertainty on the currency markets and on the government’s policies regarding exchange rates and/or foreign currency regulations.

On February 13, 2009, the Company executed a Memorandum of Understanding for the sale-purchase of 100% of the charter capital of Kaznickel LLP, dated February 11, 2008, between the Company and Ertis Ferronickel Works LLP (the “Memorandum”). Subject to the execution of a definitive agreement, Ertis has agreed to acquire 100% of the outstanding charter capital of Kaznickel, one of the Company’s wholly-owned subsidiaries, for 91,900 Kazakh tenge (approximately $630 U.S. dollars) and for repayment of $5,000,000 of loans owed to Bekem Metals by Kaznickel. The Memorandum provides for an initial payment of $500,000 U.S. dollars which, was made on March 20, 2009, and payment on the remaining balance is to occur within 20 days after the execution of a definitive agreement. The Memorandum may be terminated in the event that the MEMR does not approve the transaction or if the parties are unable to negotiate the terms of a definitive agreement within five working days of receipt of the MEMR’s approval of the transaction.

Despite the execution of the Memorandum of Understanding and receipt of the initial payment of $500,000, the Company has not reclassified Kaznickel’s long-lived assets as held for sale because the sale of the asset is not deemed to be probable yet. The outcome of the transaction is still uncertain due to lack of confidence in obtaining approval of the MEMR which has been inconsistent in its approvals in similar transactions. The financial crisis experienced in Kazakhstan has also made the behavior of governmental authorities and potential buyers unpredictable.

BEKEM METALS, INC. AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009 (UNAUDITED)

SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” requires an entity to present assets and liabilities of a disposal group separately in the asset and liability sections, respectively, of the balance sheet; the results of operations of a component of an entity that has been classified as held for sale shall be reported separately in discontinued operations. If the Company classified Kaznickel’s long-lived assets as held for sale, the disposal group would be presented on the balance sheet as of March 31, 2009 as follows:

Account	March 31, 2009
Assets of the disposal group	$ 125,053
Liabilities of the disposal group	(6,423,428)
Accumulated deficit of the disposal group	$ (6,298,375)

The assets above would have been measured at their carrying amount which is lower than estimated fair value less cost to sell (approximately $5,000,000). The balance of the Kaznickel liabilities mainly consists of the loan provided by the Company in the amount of $5,316,211.

Loss from discontinued operations would amount to approximately $40,000.

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

Cash consists of the following:

	March 31,	December 31,
	2009	2008
Current accounts (USD)	$ 200,698	$ 102,019
Current accounts (Tenge)	39,877	13,625
Total	$ 240,575	$ 115,644

BEKEM METALS, INC. AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009 (UNAUDITED)

NOTE 3 - NOTE RECEIVABLE FROM RELATED PARTY

On May 22, 2008 the Company signed a Note Agreement with Latimer Assets Inc. Pursuant to the terms of the Note Agreement, the Company loaned $7,400,000 to Latimer Assets Inc. (“Latimer”). The note was originally interest free. Latimer owns substantial interests in GRK and AI.

On June 19, 2008 the Company and Latimer entered into Addendum # 1 to the Note Agreement whereby the Company agreed to loan an additional $7,500,000 to Latimer, increasing the total note amount to $14,900,000. The total note was provided at an interest rate of 2% per annum. Interest is charged on a monthly basis and is payable as a lump-sum payment at the date of the note repayment. Repayment of the note was due on March 1, 2009. The Company and Latimer are in the process of negotiating an addendum to the Note Agreement whereby the parties are to extend the repayment period until September 30, 2009 or offset the note receivable from Latimer against KKM’s notes payable to GRK and AI. For detailed discussion of the related party transactions, please refer to the Note 5 below.

The balance of the note receivable from related party at March 31, 2009 was $15,140,828, which includes $240,828 of interest.

NOTE 4 - PROPERTY, PLANT AND MINERAL INTERESTS

Property, plant and mineral interests consist of the following:

	March 31,	December 31,
	2009	2008
Buildings	$1,517,760	$1,908,113
Machinery and equipment	2,251,137	2,904,378
Other fixed assets	137,952	153,831
Unproved mineral interests	-	-
	3,906,849	4,966,322
Accumulated depreciation	(481,399)	(545,151)
Property, plant and equipment, net	$3,425,450	$4,421,171

Unproved mineral interests represent the acquisition costs of the mineral interests upon the purchase business combinations with Kaznickel and with KKM. The government of Kazakhstan retains the title to the property upon which the Company’s mineral rights pertain; however, the Company’s mineral interests are considered to be tangible assets.

In 2008 the Company recognized full impairment of unproved mineral interests of $8,916,265. According to management’s estimates, the Company can generate positive cash flows if nickel prices are not lower than $12,000-$12,500 per ton. However, current nickel prices fell below this level making the Company recognize impairment of the mineral interests.

BEKEM METALS, INC. AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009 (UNAUDITED)

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

The Contract for Gornostai provides Kaznickel certain rights and also imposes certain obligations and commitments. The rights include exploration through February 2010 (extended from 2008, as discussed below), and development and production of minerals through February 26, 2026. The Company may transfer its right to third parties in accordance with Kazakh laws and regulations and has a right to renegotiate an extension of the Contract. On May 16, 2008 Kaznickel and the Ministry of Energy and Minerals Resources (“MEMR”) of the Republic of Kazakhstan signed an addendum to the subsoil use contract extending the exploration period to February 2010. The obligations and commitments under the amended contract are approximately $2,000,000. This amount includes $543,000 ($275,000 in 2008 and $268,000 in 2009) for exploration drilling (2,000 meters), sampling and assaying (1,000 core samples), metallurgical tests and preparation of the report to the State Resource Committee. The amount also includes financing the region’s social programs in the amount of $5,000 during the exploration extension period. Also, the estimates include $750,000 for repayment to the Republic of Kazakhstan of historical costs incurred by it in undertaking geological and geophysical studies and infrastructure improvements related to the Gornostai deposit. The repayment terms of this obligation will not be determined until Kaznickel applies to the Republic of Kazakhstan for and is granted a contract to engage in commercial production, which must occur prior to the expiration of the exploration stage of our contract in February 2010. However, there is no guarantee when or if Kaznickel will discover commercially producible reserves within the Gornostai deposit. Also, the estimates include the subsoil use contract requirement to donate $300,000 for the ongoing development of Astana and Kurchatov, which are cities in Kazakhstan.

Kempirsai Deposit

Bekem acquired two contracts to explore for and extract minerals in connection with the purchase of KKM. One contract is for the exploration and extraction of nickel and cobalt ore through October 12, 2011 from deposits located in an approximately 575,756 acre site in the northwest area of the Republic of Kazakhstan approximately 130 kilometers northeast of the city of Aktobe, Kazakhstan, near the town of Badamsha, referred to as the “Kempirsai” deposit. The other contract is for the exploration and extraction of Mamyt brown coal through December 11, 2018 at a site located within 40 kilometers of the Kempirsai deposit. The contracts may be extended upon agreement between KKM and the Geology and Minerals Resources Committee of the MEMR. The obligations and commitments under the contracts are approximately $130,000,000. This amount includes a commitment to invest $100,000,000 for construction of a processing plant during the contract period. Also, the estimates include $950,000 for removal of all equipment and to remediate the property. The KKM work program for 2009 and subsequent years is currently under discussion and negotiation with the MEMR.

BEKEM METALS, INC. AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009 (UNAUDITED)

The Kempirsai contract requires the Company to pay royalty payments equal to 2.21% of gross ore sales. The Mamyt brown coal contract requires a royalty payment equal to nine tenths of one percent (0.9%) of gross coal sales. Both contracts require the Company to pay an excess profits tax ranging from 4 to 30 percent based upon an internal rate of return (as defined in the contracts) ranging from 22 to 30 percent. The allocated purchase price of the mineral interest included a capitalized amount of an acquired asset retirement obligation. The obligations also include the establishment and funding of a reclamation fund that includes the cost of removing buildings and equipment used. The Company is also required to comply with Kazakh environmental laws and regulations.

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

Under the preliminary consortium agreement, the parties are obliged to jointly contribute approximately $40 million for financing the construction of the processing plant. Of this amount, KKM is obligated to contribute approximately $20 million. KKM received advances of KZT 2.278 billion ($18,862,300 as of December 31, 2008) from GRK, and KZT 97.4 billion ($806,492 as of December 31, 2008) from AI, which are to be used for construction of a processing plant. The parties have the right to withdraw from the Consortium without penalty subject to three months written notice. Consequently, these advances have been classified as current notes payable to related parties and bear no interest since they represent contributions to the Consortium.

When the Company received the advance payments from GRK and AI, the parties had not yet selected the technology to be implemented for processing the Kempirsai ore and therefore, they had not yet developed a detailed plan for capital expenditures. The technology (Vanyukov process) for the processing plant was selected in September 2008 only after completion of the initial pilot testing of various technologies capable of processing nickel ore. The technology was selected based on the results of the testing and the preliminary feasibility study report. In addition, KKM was in dispute with the MEMR in relation to unilateral termination of the subsoil use contract as disclosed in Note 1. Therefore, in May 2008 Latimer, one of the major shareholders in GRK and AI, applied to the Company with a request for a loan. On May 22, 2008 the Company signed a Note Agreement with Latimer Assets Inc. Pursuant to the terms of the Note Agreement, the Company loaned $7,400,000 to Latimer Assets Inc. (“Latimer”). The note was originally interest free.

On June 19, 2008 the Company and Latimer entered into Addendum # 1 to the Note Agreement whereby the Company agreed to loan an additional $7,500,000 to Latimer, increasing the total note amount to $14,900,000. The total note was provided at an interest rate of 2% per annum imposed from the date of signing the Addendum. Interest is charged on a monthly basis and is payable as a lump-sum payment at the date of the note repayment. Repayment of the note was due on March 1, 2009. The balance of the note receivable from related party at March 31, 2009 was $15,140,828, which includes $240,828 of interest. The Company and Latimer are in the process of negotiating an addendum to the Note Agreement whereby the parties will agree to extend the repayment period until September 30, 2009 or offset the note receivable from Latimer against KKM’s notes payable to GRK and AI.

BEKEM METALS, INC. AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009 (UNAUDITED)

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

On May 6, 2009 KKM, GRK and AI entered into Addendum #1 to the preliminary consortium agreement whereby the parties agreed to convert the advance payments of the total amount of KZT 2,375,400,000 (equivalent to $19,668,792 at the rate of KZT 120.77 per $1 effective as of January 1, 2009) received by KKM from GRK and AI in 2008 into U.S. dollars. The addendum was made to memorialize the original intent of the consortium parties at the time they entered into the preliminary consortium agreement in the context of the subsequent Tenge devaluation made by the Kazakhstan government in February, 2009. Of the approximately $19,700,000 advances made by GRK and AI to the consortium, approximately $14,900,000 was loaned to Latimer Assets, Inc., pursuant to a U.S. dollar denominated Note Agreement, as discussed in more detail in Note 3 – Note Receivable From a Related Party, and therefore not effected by the Tenge devaluation. The balance, approximately $4,800,000, was used by Bekem in its own operations prior to the devaluation. As a result of the addendum execution, as of March 31, 2009 the advance payments received by KKM from GRK and AI equals $19,668,792 at the rate of KZT 151.40 per $1 and KKM recognized foreign exchange loss of KZT 602,455,000 (approximately $3,979,000).

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

NOTE 6 – SHAREHOLDERS’ EQUITY

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

BEKEM METALS, INC. AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009 (UNAUDITED)

As of March 31, 2009, there was $306,495 of total unexpensed compensation cost. The cost is expected to be fully recognized by January 2011. As of March 31, 2009, 349,848 shares were vested. The Company recognized $154,295 and $122,860 of compensation expense for the three months ended March 31, 2009 and 2008, respectively.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

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

MARCH 31, 2009 (UNAUDITED)

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

Due to the Government of the Republic of Kazakhstan – In connection with the Company’s acquisition of the exploration contract covering the Gornostai deposit, it is required to repay the Republic of Kazakhstan for historical costs incurred in undertaking geological and geophysical studies and infrastructure improvements. The repayment terms of this obligation will not be determined until the Company applies for and is granted a contract by the Republic of Kazakhstan to engage in commercial production. That amount is expected to be around $731,000 and has not been recorded as a liability. Under the current contract, once the Company determines the property contains commercially producible reserves, and desires to commence commercial production, it must apply for such right prior to the expiration of its exploration, which is currently February 2010. The Company anticipates it will apply for a commercial production contract within the next 1-3 years. There is no guarantee when or if the Company will discover commercially producible reserves within the Gornostai deposit. Should the Company decide not to pursue a commercial production contract, then it can relinquish the Gornostai deposit to the Republic of Kazakhstan in satisfaction of this obligation.

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

MARCH 31, 2009 (UNAUDITED)

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

Kaznickel LLP rents an office (approximately 2,200 square feet) in Semei, Kazakhstan, for approximately $4,000 per month. Semei is the closest city to the Gornostai deposit. Kaznickel also rents approximately 5,300 square feet of warehouse space in Semei for $3,900 per month. Kaznickel uses this space to store test ore. These lease agreements expire in March 31, 2010. If at any time the owner of this space decides they need or want the space for other purposes, Kaznickel has no right to continue to occupy the space and could be forced to move.

KKM rents approximately 2,120 square feet of office space in Aktobe, Kazakhstan. KKM pays approximately $5,500 per month for this space under a one-year lease agreement. This space is leased on a year-to-year basis.

NOTE 8 – SUBSEQUENT EVENT

On April 9, 2009 KKM and the MEMR signed an addendum # 3 to its nickel subsoil use contract whereby KKM is obliged to the following commitments:

•

Until 2013, at least 30% of KKM’s total procurements of equipment, materials and other products, must be of goods produced in Kazakhstan, during 2013 and 2014, this percentage shall increase to 40%, after 2014, at least 50% of KKM’s total procurements must have been of equipment, materials and other products produced in Kazakhstan;

•

Of the total percentage of nickel mining related services retained by KKM until 2013, at least 70% shall be provided by Kazakhstani companies, between 2013 and 2014 that percentage shall increase to 80%, after 2014 the percentage shall increase to 90%;

•

Kazakhstan citizen shall be given priority in personnel hiring, and depending upon the type of position within KKM, Kazakhstani citizens should account for 80-100% of total KKM personnel until 2013, between 2013 and 2014 the percentages increase to between 90 and 100%, and after 2015, 100% of KKM employees shall be Kazakhstani citizens.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

For a complete understanding, this management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the Financial Statements and Notes to the Financial Statements contained in this quarterly report on Form 10-Q and our annual report on Form 10-K for the year ended December 31, 2008.

Forward Looking Information and Cautionary Statement

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Act of 1934, as amended, that are based on our management’s beliefs and assumptions and on information currently available to our management. For this purpose any statement contained in this annual report that is not a statement of historical fact may be deemed to be forward-looking, including statements about our revenue, spending, cash flow, products, actions, intentions, plans, strategies and objectives. Without limiting the foregoing, words such as “may,” “hope,” “will,” “expect,” “believe,” “anticipate,” “estimate” “projected” or “continue” or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainty, and actual results may differ materially depending on a variety of factors, many of which are not within our control. These factors include but are not limited to those relating to our plan of operations including our ability to construct a processing plant and put out property into commercial production, economic conditions generally and in the industry in which we and our customers participate, future commodity prices; competition within our industry, including competition from much larger competitors, future exploration, legislative requirements and changes and the effect of such on our business, results of operations, sufficiency of future working capital, borrowings and capital resources and liquidity and our ability to generate future cash flow and our ability to continue to meet the requirements of and maintain our rights to our properties.

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

Throughout this report, unless otherwise indicated by the context, references herein to the “Company”, “BMI”, “we”, our” or “us” and similar language means Bekem Metals, Inc, a Utah corporation, and its corporate subsidiaries and predecessors.

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

The following table provides additional information regarding our subsoil use contracts:

Territory Name	Size of Territory	Primary Minerals	License Type	License or Contract #	License and Subsoil Use Contract Term

Kempirsai	575,756 acres	Nickel and cobalt ore	Production	MG #420 MG #426	Expires Oct, 12, 2011 unless extended.

Mamyt	116 acres	Brown coal	Production	MG #9-D	Expires Dec, 11 2018 unless extended.

Gornostai	12,232 acres	Nickel and cobalt ore	Exploration and Production	1349	Exploration period expires Feb. 26, 2010. Production period expires Feb. 26, 2026 unless extended.

As noted above, our subsoil use contract for the Kempirsai nickel and cobalt deposit and Mamyt brown coal deposit grant us commercial production rights. The Kempirsai deposit was discovered in 1938 and at its peak in the late 1980’s produced almost five million tons of ore annually. Since the mid-1990’s, however, mining activity at the deposit has been insignificant.

We are currently at the exploration stage on the Gornostai deposit. To retain our subsoil use contract during exploration stage we are required to satisfy a minimum work program that is approved by the Geology Committee of the MEMR. The annual work program for 2009 requires Kaznickel to drill test holes totaling at least 1,000 meters.

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

Liquidity and Capital Resources

At March 31, 2009 we had cash on hand of $240,575. Since inception we have generated limited revenue and we anticipate we will need to spend at least $160 million to fund construction of a processing plant before we begin to realize significant revenue from operations. Since inception we have an accumulated deficit of $33,642,268. At March 31, 2009, current liabilities exceeded current assets by $4,378,296. For some time we have been seeking sources of additional funding, but to date we have been unsuccessful in our efforts. Given the current global financial and economic condition, coupled with the significant decline in world nickel prices, we anticipate it will be difficult to secure additional funding.

In our current situation, we anticipate we have sufficient funding to meet our working capital requirements for approximately three to four months. As we have, to date, been unable to source equity or debt funding, we have also been investigating the possibility of liquidating certain Company assets to allow us to continue operations while we continue to seek equity or debt funding. As discussed in Note 1 to our Consolidated Financial Statements, during the quarter we entered into a Memorandum of Understanding for the potential sale of our wholly-owned subsidiary Kaznickel, including its rights to the Gornostai deposit. We are currently negotiating a definitive agreement and seeking approval from the necessary governmental authorities to proceed with the sale. There is no guarantee we will be successful in obtaining the requisite governmental approvals or in concluding a definitive agreement.

If we are successful in selling Kaznickel, we anticipate the proceeds from that sale, approximately $5,000,000, will provide us adequate funding to meet our minimal operational needs through the end of the current fiscal year. This does not, however, include allocation of any funds to satisfy the minimum annual work program associated with the Kempirsai deposit, which we expect will be at least $6,000,000 during 2009. To address our minimal operating needs and the annual work program requirements associated with the Kempirsai deposit, we anticipate will require approximately $10,520,000. We anticipate the failure to satisfy our annual work program requirements would result in the forfeiture of our Kempirsai subsoil use contracts and licenses.

In order to meet our anticipated short fall and avoid the forfeiture of our rights to the Kempirsai deposit, we continue to seek sources of funding. We are also investigating the potential sale of other Company assets. Given the significant capital requirements associated with the construction of a processing plant and the difficulties we have faced in the current economic and financial climate in sourcing additional capital, coupled with the collapse of world nickel prices, we may even begin to investigate the possibility of selling our interest in our wholly-owned subsidiary KKM, including its rights to the Kempirsai deposit.

The Report of Independent Registered Public Accounting Firm included in our annual report for the year ended December 31, 2008, included a going concern note. We believe nothing has occurred during the quarter that would change that guidance, nor do we anticipate the underlying conditions will improve until we are able to obtain significant additional funding.

During the three months ended March 31, 2009 and March 31, 2008, cash was used to fund operations as follows:

For the Three Months Ended March 31,	2009	2008

Net cash used in operating activities	$ (521,418)	$ (812,174)
Net cash provided by (used in) investing activities	649,805	(3,964)
Net cash provided by financing activities	–	2,897,467
Effect of exchange rate changes on cash	(3,456)	(8,771)
NET INCREASE IN CASH	$ 124,931	$ 2,072,558

During the three months ended March 31, 2009 net cash used in operating activities was $521,418 compared to net cash used in operating activities of $812,174 during the three months ended March 31, 2008. This decrease in net cash used in operating activities primarily occurred due to reduced exploratory activities as a result of our financial difficulties.

During the three months ended March 31, 2009 net cash received from investing activities was $649,805. By comparison, during the three months ended March 31, 2008 we used net cash in investing activities of $3,964. Cash received from investing activities mainly represents an advance payment received from “Ertis” for purchase of Kaznickel and an advance received from AsiaInvest for sale of special equipment.

During the three months ended March 31, 2009 we did not receive any cash from financing activities. During the three months ended March 31, 2008 net cash provided by financing activities was $2,897,467 which occurred due to loans provided to KKM under the consortium agreement.

Results of Operations

Three months ended March 31, 2009 compared to the three months ended March 31, 2008

                Revenue

Because our deposits are without known reserves, we are considered to be in the exploration stage. Any revenue earned during this stage from sale of ore or brown coal is recorded against exploratory costs. During the three months ended March 31, 2009, such incidental sales amounted to $311. By comparison, during the first quarter 2008, we realized $14,800 from the sale of ore or brown coal.

                General and Administrative Expenses

Our general and administrative expenses during the three months ended March 31, 2009 decreased to $712,018 from $1,025,077 during the first quarter 2008. This $313,059 decrease in general and administrative expenses in the first quarter 2009 was primarily the result of lower payroll expenses. During the three months ended March 31, 2009 payroll expenses decreased by approximately $281,000. We currently employ approximately 200 employees, including part- and full-time working employees and 115 employees have been sent on unpaid vacation due to our current financial difficulties. General and administrative expenses also decreased as a result of the Tenge devaluation which occurred in the beginning of February, 2009. The total estimated effect of the Tenge devaluation on our general and administrative expenses is approximately $127,000, including devaluation effect on payroll expenses of $45,000. We plan to allocate approximately $3,300,000 for general and administrative expenses during the remainder of the 2008 fiscal year.

Research and Development Costs

We engaged in no research and development activities during the first quarter 2009 or 2008. During the 2008 fiscal year we have budgeted approximately $400,000 for processing technology testing and preliminary feasibility studies for Gornostai.

                Exploratory Costs

During the three months ended March 31, 2009, due to a lack of working capital as a result of the current inability of the Company to raise funds due to the global financial crisis, we did no exploratory drilling at the Gornostai deposit. During the three months ended March 31, 2008 we also did no exploratory drilling at the Gornostai deposit because Kaznickel was in the process of signing an addendum to its subsoil use contract. Exploratory costs incurred during these periods mainly represent geologists’ and other specialists’ salaries, other cost in preparation for future exploratory activities and some Kempirsai mining assets maintenance expenses. Assuming we are successful in obtaining additional funding, we budgeted $378,000 for drilling and core sampling expenses during 2009.

Accretion Expense

Accretion expense increased by $10,932 during the three months ended March 31, 2009 compared to the same period of 2008 due to the revision of asset retirement obligations made in the end of 2008. Until we engage in mining and production, we believe accretion expense will continue at rates consistent with those realized during the quarter ended March 31, 2009.

Grant Compensation Expense

During the three months ended March 31, 2009 we recognized $154,295 in grant compensation expense for restricted stock grants issued to certain officers and key employees during the fourth quarter 2006 and the first quarter 2008 compared to $122,860 for the three months ended March 31, 2008, which resulted from a reversal of the deferred compensation amount of $822,455 during the first quarter 2007 due to the resignation of Marat Cherdabayev, our former CEO and President of the Company.

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

Total Operating Expense and Loss from Operations

Our total operating expense and loss from operations decreased from $1,194,800 during the three months ended March 31, 2008 to $925,286 during three months ended March 31, 2009. The principal reasons for the decrease are a decrease in general and administrative expense of $313,059 due to lower payroll expenses and the effect of the Tenge devaluation during the first quarter 2009.

Interest Income

During the three months ended March 31, 2009, we realized interest on deposits of $17 and on the note receivable from a related party (Latimer) of $74,500. By comparison, during the three months ended March 31, 2008, we realized interest on deposits of $529.

Translation Adjustment and Exchange Gain/Loss From Remeasurement

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

Non-monetary assets and liabilities of our Kaznickel and Almaty representative office, as well as the related expense accounts, are translated into U.S. dollars, using historical exchange rates and monetary assets and liabilities are translated into U.S. dollars using exchange rates on the date of the financial statements and the resulting balance sheet item differences are included in the results of operations as exchange gains/losses from remeasurement. The exchange difference from remeasurement is commonly, but not always, positive (gain) if the average exchange rates are lower than exchange rates on the date of the financial statements and negative (loss) if the average exchange rates are higher than exchange rates on the date of the financial statements.

On February 4, 2009, Kazakhstan’s National Bank dramatically devalued the Tenge, the local currency, from a range of 117-123 Tenge/U.S. dollar to 145-155 Tenge/U.S. dollar, citing the decline in oil price (oil comprises 60% of Kazakh exports), currency devaluations in Kazakhstan’s neighbors, particularly Russia, and the fledgling state of the domestic banking sector. This currency devaluation was the main cause of the exchange gain from remeasurement recognized by us during the quarter ended March 31, 2009.

Exchange Gain/Loss

During the quarter ended March 31, 2009 we realized an exchange loss of $3,998,205 compared to an exchange gain of $12,107 during the quarter ended March 31, 2008. As with the gain/loss from remeasurement, we recognize exchange gain or loss as a result of having subsidiaries operating in foreign countries whose functional currency may or may not be the U.S. dollar. This requires us to translate results of operations from a foreign currency, in this case Kazakh tenge, to U.S. dollars at the average exchange rate, where results of operations include exchange gains or losses on the U.S. dollar monetary assets and liabilities. The currency devaluation discussed above was the main cause of the foreign exchange loss incurred by the Company during the quarter ended March 31, 2009 and comprised mainly loss incurred from revaluation of advances received by KKM under the preliminary consortium agreement (approximately $3,979,000).

                Net Loss

For the foregoing reasons, during the three months ended March 31, 2009 we experienced a net loss of $3,369,394 compared to a net loss of $1,170,395 during the three months ended March 31, 2008. We anticipate that we will continue to experience net losses of around $1,300,000 per quarter until we are able to engage in significant nickel and cobalt ore extraction, processing and sales. We anticipate we will continue to experience net losses until we are able to engage in nickel and cobalt ore extraction, processing and sales.

Summary of Material Contractual Commitments

                The following table lists our significant commitments as of March 31, 2009:

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

(2)

KKM’s work program represents estimates based on the subsoil use contract and the financial model which is attached to the working program. The current terms of the contract require us to invest up to $100,000,000 for construction of a processing plant during the contract period. Also, the estimate includes $950,000 for removal of all equipment and remediate the property. This remediation work can be done during the term of the subsoil use contract or upon completion of the terms of the contract. On December 29, 2008 KKM received a notice from the MEMR that it has agreed to extend the term of KKM’s subsoil use contract until the year 2020. The MEMR has further agreed to suspend ore mining requirements until the end of 2012 to allow KKM to focus on the construction of an ore processing facility. The notice indicates that under the new work program, KKM will be required to invest $135 million to be applied to its mining and ore processing technology during the period 2006-2020 (or around $123.4 million for the remaining period). Currently, the addendum to the KKM subsoil use contract and new annual work program for 2009 is under negotiation and expected to be signed in June 2009. The expected changes are not reflected in the above estimates and will be reflected when these changes are legally approved by the MEMR.

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

As discussed above, to maintain our rights to the Gornostai, Kempirsai and Mamyt deposits we must satisfy the minimum work program requirements of the MEMR. Should we fail to complete the minimum work program requirements, the MEMR could review the work program, request an update and amendment to the work program, impose fines and penalties upon us or even revoke our subsoil use contracts and licenses.

Off-Balance Sheet Financing Arrangements

                As of March 31, 2009 we had no off-balance sheet financing arrangements.

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

On February 4, 2009, Kazakhstan’s National Bank dramatically devalued the Tenge, the local currency, from a range of 117-123 Tenge/U.S. dollar to 145-155 Tenge/U.S. dollar, citing the decline in oil price (oil comprises 60% of Kazakh exports), currency devaluations in Kazakhstan’s neighbors, particularly Russia, and the fledgling state of the domestic banking sector. We have limited confidence in the government’s ability to control prices in the near to medium term, and with the value of Tenge wages falling, purchasing power is declining. The future effect of the devaluation is difficult to project given present uncertainty on the currency markets and on the government’s policy regarding the exchange rates and/or foreign currency regulations.

Item 4T. Controls and Procedures

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

As of the end of the period covered by this report we conducted an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2009.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors as previously disclosed in our annual report on Form 10-K for the year ended December 31, 2008.

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

BEKEM METALS, INC.

Date: May 11, 2009	/s/ Yermek Kudabayev
Yermek Kudabayev Chief Executive Officer

Date: May 11, 2009	/s/ Zhassulan Bitenov
Zhassulan Bitenov Chief Financial Officer