Form 10-Q
period 2009-06-30
BEKEM METALS INC
filed 2009-07-30
CIK 1223550

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

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

As of July 30, 2009, the registrant had 125,172,011 shares of common stock, par value $0.001, issued and outstanding.

BEKEM METALS, INC.

FORM 10-Q

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets (Unaudited) as of June 30, 2009 and December 31, 2008	3

Condensed Consolidated Statements of Operations (Unaudited) for the Three Months and Six Months Ended June 30, 2009 and 2008, and for the Period from March 5, 2004 (Date of Inception) through June 30, 2009	4

Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2009 and 2008, and for the Period from March 5, 2004 (Date of Inception) through June 30, 2009	5

Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3. Qualitative and Quantitative Disclosures About Market Risk	30

Item 4T. Controls and Procedures	31

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	32

Item 1A. Risk Factors	32

Item 6. Exhibits	32

Signatures	32

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BEKEM METALS, INC. AND SUBSIDIARIES
(An Exploration Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
	2009	2008

ASSETS

Current Assets
Cash	$ 22,762	$ 115,644
Trade accounts receivable	51,532	58,238
VAT recoverable	244,669	301,447
Inventories	570,112	737,810
Note receivable from related party	15,140,828	15,066,328
Prepaid expenses and other current assets	79,335	116,203
Deferred compensation	163,206	351,779
Total Current Assets	16,272,444	16,747,449

Property, plant and mineral interests (net of accumulated
depreciation of $533,624 and $545,151 )	3,478,914	4,421,171
Non-current deferred compensation	59,956	109,011
Other assets	48,372	61,156
Total Assets	$ 19,859,686	$ 21,338,787

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
Notes payable to related parties	$ 19,668,792	$ 19,668,792
Advances received for prospective sale of subsidiary	500,000	-
Accounts payable	488,525	370,535
Accrued expenses	506,923	320,142
Advances received	95,738	59,562
Due to related party	9,541	6,051
Total Current Liabilities	21,269,519	20,425,082

Asset retirement obligations	1,228,240	1,455,423
Total Liabilities	22,497,759	21,880,505

Commitments and Contingencies	-	-

Shareholders' Deficit
Preferred stock; $0.001 par value, 20,000,000 shares authorized,
no shares outstanding	-	-
Common stock; $0.001 par value, 300,000,000 shares authorized,
and 125,172,011 shares issued and outstanding	125,172	125,172
Additional paid-in capital	28,540,235	28,540,235
Accumulated deficit	(34,205,221)	(30,272,874)
Accumulated other comprehensive loss	2,901,741	1,065,749
Total Shareholders' Deficit	(2,638,073)	(541,718)

Total Liabilities and Shareholders' Deficit	$ 19,859,686	$ 21,338,787

The accompanying notes are an integral part of these condensed consolidated financial statements.

3

BEKEM METALS, INC. AND SUBSIDIARIES
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		For the Period from March 5, 2004 (Date of Inception) through
	2009	2008	2009	2008	June 30, 2009

Revenue	$ -	$ -	$ -	$ -	$ -

Operating Expenses
General and administrative expenses	699,573	1,320,246	1,411,661	2,345,323	14,532,077
Research and development costs	-	184,549	-	184,549	1,329,070
Exploratory costs	10,135	91,843	36,782	117,382	6,438,948
Loss from impairment of property	-	-	-	-	10,525,156
Accretion expense on asset retirement obligations	29,802	21,317	62,058	42,641	364,303
Grant compensation expense	83,333	154,295	237,628	277,155	1,403,891

Total Operating Expenses	822,843	1,772,250	1,748,129	2,967,050	34,593,445

Loss From Operations	(822,843)	(1,772,250)	(1,748,129)	(2,967,050)	(34,593,445)

Other Income/(Expense)
Exchange gain/(loss) from remeasurement	(44,176)	29,803	1,401,264	42,261	1,189,734
Exchange gain/(loss)	130,433	(10,095)	(3,867,772)	2,012	(4,176,350)
Interest income	183	62,046	74,700	62,575	706,097
Interest expense	-	-	-	-	(1,677,441)
Other income, net	173,450	248,266	207,590	247,577	814,375

Net Other Income/(Expense)	259,890	330,020	(2,184,218)	354,425	(3,143,585)

Net Loss Before Minority Interest and Taxes	(562,953)	(1,442,230)	(3,932,347)	(2,612,625)	(37,737,030)
Deferred tax benefit	-	-	-	-	3,390,601
Loss in minority interest	-	-	-	-	141,208

Net Loss	$ (562,953)	$ (1,442,230)	$ (3,932,347)	$ (2,612,625)	$(34,205,221)

Basic Loss per Common Share	$ (0.00)	$ (0.01)	$ (0.03)	$ (0.02)
Weighted-Average Shares used in
Basic Loss per Common Share	125,172,011	125,172,011	125,172,011	124,975,030

The accompanying notes are an integral part of these condensed, consolidated financial statements.

4

BEKEM METALS, INC. AND SUBSIDIARIES
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,		For the Period from March 5, 2004 (Date of Inception) through
	2009	2008	June 30, 2009

Cash Flows from Operating Activities
Net loss	$ (3,932,347)	$ (2,612,625)	$ (34,205,221)
Adjustments to reconcile net loss to
net cash provided by operating activities:
Depreciation and amortization	120,037	145,326	874,260
Accretion expense on asset retirement obligations	62,058	42,641	364,303
Interest expense from debt discount	-	-	963,231
Shares issued on option modification	-	-	19,426
Deferred tax benefit	-	-	(3,390,601)
Foreign currency exchange loss / (gain) and loss / (gain) from remeasurement	2,733,496	(20,892)	2,834,763
Purchased exploration costs	-	-	251,286
Impairment loss on property, plant and mineral interests	-	-	10,525,156
Loss / (gain) on disposal of property and equipment	24,210	(231,497)	(104,176)
Stock grant compensation expense	237,628	277,155	1,403,891
Loss recognized on minority shareholders' interest	-	-	(141,208)
Change in operating assets and liabilities:
Trade accounts receivable	(2,741)	(13,432)	(49,246)
VAT recoverable	11,315	1,483	(217,511)
Inventories	23,443	(3,918)	93,438
Prepaid expenses and other current assets	(20,812)	(16,052)	(54,550)
Change in related party receivables / payables	-	7,880	(152,180)
Accounts payable	89,139	80,748	142,260
Advances received	(42,457)	-	17,338
Accrued expenses	(12,749)	140,111	65,414
Net Cash From Operating Activities	(709,780)	(2,203,072)	(20,759,927)

Cash Flows from Investing Activities
Purchase of property and equipment	(38,382)	(34,660)	(4,058,250)
Purchase of intangible assets	(624)	(405)	(67,988)
Proceeds from disposal of property and equipment	58,854	-	439,194
Advances received for sale of PPE	100,446	-	100,446
Advances received for sale of subsidiary	500,000	-	500,000
Loans provided to related parties	-	(14,900,000)	(14,900,000)
Notes receivable	-	-	(56,983)
Cash acquired in acquisitions	-	-	50,475
Net Cash From Investing Activities	620,294	(14,935,065)	(17,993,106)

Cash Flows from Financing Activities
Proceeds from notes payable	-	-	14,706,914
Payments on notes payable	-	-	(22,745,753)
Proceeds from loans / notes payable - related parties	-	19,698,150	24,025,062
Payments on loans / notes payable - related parties	-	-	(4,326,912)
Issuance of shares for cash	-	-	26,728,842
Net Cash From Financing Activities	-	19,698,150	38,388,153

Effect of Exchange Rate Changes on Cash	(3,396)	(603)	387,642

Net (Decrease) / Increase in Cash	(92,882)	2,559,410	22,762
Cash at Beginning of Period	115,644	756,943	-
Cash at End of Period	$ 22,762	$ 3,316,353	$ 22,762

The accompanying notes are an integral part of these condensed consolidated financial statements.

5

BEKEM METALS, INC. AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009 (UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND NATURE OF BUSINESS

Interim Financial Information – The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they are condensed and do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. The accompanying financial statements should be read in conjunction with the most recent audited financial statements of Bekem Metals, Inc. included in its annual report on Form 10-K filed for the year ended December 31, 2008. Operating results for the six-month period ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

JUNE 30, 2009 (UNAUDITED)

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

BEKEM METALS, INC. AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009 (UNAUDITED)

In December 2008 KKM received a notice from the MEMR extending the term of KKM’s subsoil use contract for nickel and cobalt ore exploration and production until the year 2020. The MEMR has further agreed to suspend ore mining requirements until the end of 2012 to allow KKM to focus on the construction of an ore processing facility. The notice indicates that under the Work Program, KKM will be required to invest $135 million to be applied to its mining and ore processing technology during the period 2006-2020 (or around $125 million for the remaining period). Currently, the addendum to the KKM subsoil use contract is under negotiations and expected to be signed in September 2009. KKM has received authorizations from various governmental authorities on the draft addendum, the addendum, however, has not been signed due to currently occurring changes of key officials in the regulatory authorities, adoption of a new tax code and changes in the subsoil use legislation of Kazakhstan.

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

Due to changes in Kazakhstani subsoil use legislation, on April 9, 2009 KKM and the MEMR signed an addendum # 3 to its nickel subsoil use contract whereby KKM is obliged to the following commitments:

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

BEKEM METALS, INC. AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009 (UNAUDITED)

•

Kazakhstan citizens shall be given priority in personnel hiring, and depending upon the type of position within KKM, Kazakhstani citizens should account for 80-100% of total KKM personnel until 2013, between 2013 and 2014 the percentages increase to between 90 and 100%, and after 2015, 100% of KKM employees shall be Kazakhstani citizens.

Because the Company does not have a reserve estimate for its deposits that conforms to the standards of Industry Guide 7 issued by the U.S. Securities and Exchange Commission, its operations were considered to be at the exploratory stage for the second quarter 2009 and 2008.

Business Condition – The financial crisis impacting the global economy has had a material effect on the Company’s business. Metal prices fell sharply in 2008, making future forecasts problematic and projected financial models unprofitable. Although prices have been recovering since April 2009, turning the projected financial models to positive expected outcomes, they still remain vulnerable due to the continuing global economic crisis making the Company’s access to equity and/or debt financing temporarily impossible. In light of the uncertain economic environment, the Company has been looking for private investors and/or potential purchasers of some of the Company’s assets.

The Gornostai and the Kempirsai deposits have not yet entered the development stage with respect to their mineral interests and have no production while the Company’s mineral licenses contain certain work program requirements to be met which are expected to require significant capital. The Company has realized only limited revenue from the Kempirsai deposit and no revenue from the Gornostai deposit and has very little ability to generate revenue. The Company does not expect this to change until it builds and begins operating a nickel ore processing plant. The Company will need to raise significant additional capital in order to satisfy its work program requirements, maintain operations and fund construction of a processing plant. The Company expects to be totally dependent upon investment funds to support operations until such time as it begins to generate sufficient revenue to fund operations. The Company expects these funds will consist primarily of funds raised in equity and/or debt financing activities.

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

On February 4, 2009, Kazakhstan’s National Bank dramatically devalued the Tenge, the local currency, from a range of 117-123 Tenge/U.S. dollar to 145-155 Tenge/U.S. dollar, citing the decline in oil price (oil comprises 60% of Kazakh exports), currency devaluations in Kazakhstan’s neighbors, particularly Russia, and the fledgling state of the domestic banking sector. The Company has limited confidence in the government’s ability to control prices in the near to medium term, and with the value of Tenge wages falling, purchasing power is declining. The future effect of the devaluation is difficult to project given the present uncertainty on the currency markets and on the government’s policies regarding exchange rates and/or foreign currency regulations. Although devaluation of the local currency generally leads to reduced cost of operations, the foreign exchange rate fluctuations, as well as, the deteriorating overall economic situation in Kazakhstan increase uncertainties peculiar to long-term projects in Kazakhstan.

BEKEM METALS, INC. AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009 (UNAUDITED)

On February 13, 2009, the Company executed a Memorandum of Understanding for the sale-purchase of 100% of the charter capital of Kaznickel LLP, dated February 11, 2008, between the Company and Ertis Ferronickel Works LLP (the “Memorandum”). Subject to the execution of a definitive agreement, Ertis has agreed to acquire 100% of the outstanding charter capital of Kaznickel, one of the Company’s wholly-owned subsidiaries, for 91,900 Kazakh tenge (approximately $630 U.S. dollars) and for repayment of $5,000,000 of loans owed to Bekem Metals by Kaznickel. The Memorandum provides for an initial payment of $500,000 U.S. dollars, which was made on March 20, 2009, and payment on the remaining balance is to occur within 20 days after the execution of a definitive agreement. The Memorandum may be terminated in the event that the MEMR does not approve the transaction or if the parties are unable to negotiate the terms of a definitive agreement within five working days of receipt of the MEMR’s approval of the transaction.

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

SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” requires an entity to present assets and liabilities of a disposal group separately in the asset and liability sections, respectively, of the balance sheet; the results of operations of a component of an entity that has been classified as held for sale shall be reported separately in discontinued operations. If the Company classified Kaznickel’s long-lived assets as held for sale, the disposal group would be presented on the balance sheet as of June 30, 2009 as follows:

Account	June 30, 2009
Assets of the disposal group	$ 115,440
Liabilities of the disposal group	(6,498,163)
Accumulated deficit of the disposal group	$ (6,382,723)

The assets above would have been measured at their carrying amount which is lower than estimated fair value less cost to sell (approximately $5,000,000). The balance of the Kaznickel liabilities mainly consists of the loan provided by the Company in the amount of $5,316,211.

Loss from discontinued operations would amount to approximately $112,000.

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

JUNE 30, 2009 (UNAUDITED)

NOTE 2 - CASH AND CASH EQUIVALENTS

The Company considers all demand deposits, money market accounts and marketable securities purchased with an original maturity of three months or less to be cash and cash equivalents. The fair value of cash and cash equivalents approximates their carrying amounts due to their short-term maturity.

Cash consists of the following:

	June 30,	December 31,
	2009	2008
Current accounts (USD)	$ 10,590	$ 102,019
Current accounts (Tenge)	12,172	13,625
Total	$ 22,762	$ 115,644

NOTE 3 - NOTE RECEIVABLE FROM RELATED PARTY

On May 22, 2008 the Company signed a Note Agreement with Latimer Assets Inc. Pursuant to the terms of the Note Agreement, the Company loaned $7,400,000 to Latimer Assets Inc. (“Latimer”). The note was originally interest free.

On June 19, 2008 the Company and Latimer entered into Addendum # 1 to the Note Agreement whereby the Company agreed to loan an additional $7,500,000 to Latimer, increasing the total note amount to $14,900,000. The total note was provided at an interest rate of 2% per annum. Interest was agreed to be charged on a monthly basis and was payable as a lump-sum payment at the date of the note repayment. Repayment of the note was due on March 1, 2009. The Company and Latimer are in the process of negotiating an addendum to the Note Agreement whereby the parties will agree to extend the repayment period until September 30, 2009 or offset the note receivable from Latimer against KKM’s notes payable to GRK Koitas LLP (“GRK”) and Asia-Invest Corporation LLP (“AI”). Latimer owns substantial interests in GRK and AI. The Company has not accrued interest on this loan since March 31, 2009, subject to completion of negotiations between the parties of revised repayment terms. For detailed discussion of the related party transactions, please refer to Note 5 below.

The balance of the note receivable from related party at June 30, 2009 was $15,140,828, which includes $240,828 of interest.

NOTE 4 - PROPERTY, PLANT AND MINERAL INTERESTS

Property, plant and mineral interests consist of the following:

	June 30,	December 31,
	2009	2008
Buildings	$1,529,567	$1,908,113
Machinery and equipment	2,344,565	2,904,378
Other fixed assets	138,406	153,831
Unproved mineral interests	-	-
	4,012,538	4,966,322
Accumulated depreciation	(533,624)	(545,151)
Property, plant and equipment, net	$3,478,914	$4,421,171

BEKEM METALS, INC. AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009 (UNAUDITED)

Unproved mineral interests represent the acquisition costs of the mineral interests upon the purchase business combinations with Kaznickel and with KKM. The government of Kazakhstan retains the title to the property upon which the Company’s mineral rights pertain; however, the Company’s mineral interests are considered to be tangible assets.

In 2008 the Company recognized full impairment of unproved mineral interests of $8,916,265. According to management’s estimates, the Company can generate positive cash flows if nickel prices are not lower than $12,000-$12,500 per ton. However, nickel prices in the fourth quarter of 2008 fell below this level making the Company recognize impairment of the mineral interests.

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

JUNE 30, 2009 (UNAUDITED)

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

The Kempirsai contract requires the Company to pay royalty payments equal to 2.21% of gross ore sales. The Mamyt brown coal contract requires a royalty payment equal to nine tenths of one percent (0.9%) of gross coal sales. Both contracts require the Company to pay an excess profits tax ranging from 4 to 30 percent based upon an internal rate of return (as defined in the contracts) ranging from 22 to 30 percent. The allocated purchase price of the mineral interest included a capitalized amount of an acquired asset retirement obligation. The obligations also include the establishment and funding of a reclamation fund that includes the cost of removing buildings and equipment used. The Company is also required to comply with Kazakh environmental laws and regulations. As discussed in Note 1 above, due to the changes in the subsoil use legislation of Kazakhstan, on April 9, 2009 KKM and the MEMR signed an addendum # 3 to its nickel subsoil use contract whereby KKM is obliged to acquire 30-50% of its total procurements of equipment, materials and other products from Kazakhstan producers; 70-90% of nickel mining related services shall be provided by Kazakhstani companies; and Kazakhstani citizens should account for 80-100% of total KKM personnel.

NOTE 5 - NOTES PAYABLE TO RELATED PARTIES

In March 2008, KKM entered into a preliminary consortium agreement, subject to negotiation of the terms of a definitive agreement, with two Kazakhstani companies, GRK and AI. GRK and AI are related parties of the Company through a common stockholder. These companies also have exploration and production licenses near the Company’s Kempirsai deposits in northwestern Kazakhstan. This agreement provides for the joint development and construction of a nickel processing plant in the area for joint use by the parties. Under the preliminary consortium agreement, KKM is considered to be the operator of the Consortium. The preliminary shares of the parties in the Consortium are the following: KKM - 50%; GRK Koitas - 40%; and Asia-Invest - 10%.

Under the preliminary consortium agreement, the parties are obliged to jointly contribute approximately $40 million for financing the construction of the processing plant. Of this amount, KKM is obligated to contribute approximately $20 million. In the first half of 2008 KKM received advances from GRK and AI of KZT 2,375 billion (KZT 2.278 billion from GRK, and KZT 97.4 billion from AI), which are to be used for construction of a processing plant. The parties have the right to withdraw from the Consortium without penalty subject to three months written notice. Consequently, these advances have been classified as current notes payable to related parties and bear no interest since they represent contributions to the Consortium.

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

JUNE 30, 2009 (UNAUDITED)

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

On June 19, 2008 the Company and Latimer entered into Addendum # 1 to the Note Agreement whereby the Company agreed to loan an additional $7,500,000 to Latimer, increasing the total note amount to $14,900,000. The total note was provided at an interest rate of 2% per annum imposed from the date of signing the Addendum. Interest was agreed to be charged on a monthly basis and was payable as a lump-sum payment at the date of the note repayment. Repayment of the note was due on March 1, 2009. The balance of the note receivable from related party at June 30, 2009 was $15,140,828, which includes $240,828 of interest. The Company and Latimer are in the process of negotiating an addendum to the Note Agreement whereby the parties will agree to extend the repayment period until September 30, 2009 or offset the note receivable from Latimer against KKM’s notes payable to GRK and AI. The Company has not accrued interest on this loan since March 31, 2009, subject to completion of negotiations between the parties of revised repayment terms.

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

On May 6, 2009 KKM, GRK and AI entered into Addendum #1 to the preliminary consortium agreement whereby the parties agreed to convert the advance payments of the total amount of KZT 2,375,400,000 (equivalent to $19,668,792 at the rate of KZT 120.77 per $1 effective as of January 1, 2009) received by KKM from GRK and AI in 2008 into U.S. dollars. The addendum was made to memorialize the original intent of the consortium parties at the time they entered into the preliminary consortium agreement in the context of the subsequent Tenge devaluation made by the Kazakhstan government in February, 2009. Of the approximately $19,700,000 advances made by GRK and AI to the consortium, approximately $14,900,000 was loaned to Latimer Assets, Inc., pursuant to a U.S. dollar denominated Note Agreement, as discussed in more detail in Note 3 – Note Receivable From a Related Party, and therefore not effected by the Tenge devaluation. The balance, approximately $4,800,000, was used by Bekem in its own operations prior to the devaluation.As a result of the addendum execution, as of June 30, 2009 the advance payments received by KKM from GRK and AI equals $19,668,792 at the rate of KZT 150.41 per $1 and KKM recognized foreign exchange loss of KZT 582,983,000 (approximately $3,876,000).

KKM, GRK and AI are currently in the process of negotiating an addendum to the preliminary consortium agreement. According to the intended addendum, the period of final determination of the ownership interests of the parties is to be extended for six months and will be determined upon completion of the negotiations and signing of addendums to the subsoil agreements with the MEMR. Currently, KKM and GRK are in the process of revising the terms of their subsoil use agreements due to the effect of the nickel price situation. AI plans to start negotiations with the MEMR in the third quarter 2009.

BEKEM METALS, INC. AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009 (UNAUDITED)

NOTE 6 – SHAREHOLDERS’ EQUITY

Stock grants and shares cancelled – On October 20, 2006, under the Company’s 2003 Stock Option Plan and pursuant to the board of directors desire to attract and retain experienced and educated executives, the Board agreed to award restricted stock grants (1,083,123 shares) to certain executives and key employees of the Company. The vesting of the shares is contingent upon meeting various company-wide performance goals, including timely filing of reports with the Securities and Exchange Commission, meeting the yearly deadlines for the pilot plant construction, operations as dictated by the Board of Directors, timely performing of the drilling work program requirements as dictated by the Republic of Kazakhstan’s Ministry of Energy and Mineral Resources, and start of commercial operations. The shares under the restricted stock grant scheme are held and released by the Company to awarded employees based on the approval of the Board and analysis of employee’s performance. If these performance conditions are not met, the Company will reverse compensation expense, unless approved by the Board of Directors, and will reverse any previously recognized compensation expenses. The fair value of the restricted stock grants was valued at $1.95 per share, which represented the closing market price of the Company’s stock on October 20, 2006, or $2,112,090. These restricted shares are being expensed over the expected term of the performance condition, which is three years.

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

As of June 30, 2009, there was $223,162 of total unexpensed compensation cost. The cost is expected to be fully recognized by January 2011. As of June 30, 2009, 656,591 shares were vested. The Company recognized $237,628 and $277,155 of compensation expense for the six months ended June 30, 2009 and 2008, respectively.

BEKEM METALS, INC. AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009 (UNAUDITED)

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

Failure to Satisfy the Terms of the Subsoil Use Contracts – Under the subsoil use contracts, the Company is required to satisfy the annual minimum work program requirements. If the Company fails to satisfy these commitments, it may be subject to penalties and fines and, potentially, to the loss of one or more of its subsoil use contracts. The cancellation of contracts would have a material adverse effect on the Company’s business, results of operations and financial condition.

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

Due to the Government of the Republic of Kazakhstan – In connection with the Company’s acquisition of the exploration contract covering the Gornostai deposit, it is required to repay the Republic of Kazakhstan for historical costs incurred in undertaking geological and geophysical studies and infrastructure improvements. The repayment terms of this obligation will not be determined until the Company applies for and is granted a contract by the Republic of Kazakhstan to engage in commercial production. That amount is expected to be

BEKEM METALS, INC. AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009 (UNAUDITED)

around $731,000 and has not been recorded as a liability. Under the current contract, once the Company determines the property contains commercially producible reserves, and desires to commence commercial production, it must apply for such right prior to the expiration of its exploration contract, which is currently February 2010. The Company anticipates it will apply for a commercial production contract within the next 1-3 years. There is no guarantee when or if the Company will discover commercially producible reserves within the Gornostai deposit. Should the Company decide not to pursue a commercial production contract, then it can relinquish the Gornostai deposit to the Republic of Kazakhstan in satisfaction of this obligation.

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

Operating Leases – Bekem leases approximately 400 square feet of office space located at 324 South 400 West, Suite 225, Salt Lake City, Utah 84101 for its administrative and registered office in the United States. The Company pays annual rents of approximately $7,800 for this space pursuant to a lease agreement that expires October 2009.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

For a complete understanding, this management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and Notes to the Condensed Consolidated Financial Statements contained in this quarterly report on Form 10-Q and our annual report on Form 10-K for the year ended December 31, 2008.

Forward Looking Information and Cautionary Statement

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended, that are based on our management’s beliefs and assumptions and on information currently available to our management. For this purpose any statement contained in this annual report that is not a statement of historical fact may be deemed to be forward-looking, including statements about our revenue, spending, cash flow, products, actions, intentions, plans, strategies and objectives. Without limiting the foregoing, words such as “may,” “hope,” “will,” “expect,” “believe,” “anticipate,” “estimate” “projected” or “continue” or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainty, and actual results may differ materially depending on a variety of factors, many of which are not within our control. These factors include but are not limited to those relating to our plan of operations including our ability to construct a processing plant and put our property into commercial production, economic conditions generally and in the industry in which we and our customers participate, future commodity prices; competition within our industry, including competition from much larger competitors, future exploration, legislative requirements and changes and the effect of such on our business, results of operations, sufficiency of future working capital, borrowings and capital resources and liquidity and our ability to generate future cash flow and to continue to meet the requirements of and maintain our rights to our properties.

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

Overview

We are engaged in the development and exploration of nickel, cobalt and brown coal deposits in the Republic of Kazakhstan. We carry out our exploration activities through our two wholly-owned subsidiaries, Kyzyl Kain Mamyt LLP (“KKM”) and Kaznickel LLP.

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

The primary asset of Kaznickel is an exclusive subsoil use license and contract that grants Kaznickel the exclusive right, through February 2010, to explore for nickel, cobalt and other minerals in a 12,232 acre area in northeastern Kazakhstan known as the Gornostai deposit. The concession further provides that if we make a commercial discovery of nickel, cobalt or other minerals within the concession territory, we can apply for and receive the exclusive rights to commercially produce and sell such ore through February 2026.

The following table provides additional information regarding our subsoil use contracts:

Territory Name	Size of Territory	Primary Minerals	License Type	License or Contract #	License and Subsoil Use Contract Term

Kempirsai	575,756 acres	Nickel and cobalt ore	Production	MG #420 MG #426	Expires Oct. 12, 2011 unless extended.

Mamyt	116 acres	Brown coal	Production	MG #9-D	Expires Dec. 11, 2018 unless extended.
Gornostai	12,232 acres	Nickel and cobalt ore	Exploration and Production	1349	Exploration period expires Feb. 26, 2010. Production period expires Feb. 26, 2026 unless extended.

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

We currently have no processing facilities at either the Kempirsai or Gornostai deposits. We plan to construct processing facilities to process our ores at our Kempirsai deposit. On September 8, 2008 the Company announced that it has completed initial pilot testing of various technologies for processing nickel ore from its Kempirsai deposit. Based on the results of the pre-feasibility study, the Company intends to focus on the Vanyukov Process for further development of the Kempirsai deposits and construction of a nickel processing plant in Aktobe region, Kazakhstan (Kempirsai deposit). The Vanyukov Process, first developed in the 1940's in Russia, is capable of treating oxide nickel ores to form either a nickel matte (by addition of a sulphur containing compound such as pyrite) or directly to form a ferronickel alloy containing up to 20% nickel. Management expects the Company will need around $160 million to fund construction of a processing plant with the planned annual capacity of 20,000 tons of ferronickel (5,000 tons of nickel). If funding can be secured, management hopes to begin construction in 2009 and anticipates a processing plant could be operational in 2012. As we generate no revenue, we will need to raise additional capital through the sale of our equity and/or debt securities to fund plant construction.

Liquidity and Capital Resources

At June 30, 2009 we had cash on hand of $22,762. Since inception we have generated limited revenue and we anticipate we will need to spend at least $160 million to fund construction of a processing plant before we begin to realize significant revenue from operations. Since inception we have an accumulated deficit of $34,205,221. At June 30, 2009, current liabilities exceeded current assets by $4,997,075. For some time we have been seeking sources of additional funding, but to date we have been unsuccessful in our efforts. Given the current global financial and economic condition, coupled with the significant decline in world nickel prices, we anticipate it will be difficult to secure additional funding.

As we have, to date, been unable to obtain equity or debt funding, we have been investigating the possibility of liquidating certain Company assets to allow us to continue operations while we continue to seek equity or debt funding. As discussed in Note 1 to our Consolidated Financial Statements, during our first fiscal quarter 2009 we entered into a Memorandum of Understanding for the potential sale of our wholly-owned subsidiary Kaznickel, including its rights to the Gornostai deposit. We are currently negotiating a definitive agreement and seeking approval from the necessary governmental authorities to proceed with the sale. There is no guarantee we will be successful in obtaining the requisite governmental approvals or in concluding a definitive agreement.

If we are successful in selling Kaznickel, we anticipate the remaining proceeds from that sale, approximately $4,500,000 ($500,000 was received in the first fiscal quarter 2009 as an advance payment), will provide us adequate funding to meet our minimal operational needs through the end of the current fiscal year. This does not, however, include allocation of any funds to satisfy the minimum annual work program associated with the Kempirsai deposit, which we expect will be at least $6,000,000 during 2009. To address our minimal operating needs and the annual work program requirements associated with the Kempirsai deposit, we anticipate will require approximately $10,520,000. We anticipate the failure to satisfy our annual work program requirements would result in the forfeiture of our Kempirsai subsoil use contracts and licenses.

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

The Report of Independent Registered Public Accounting Firm included in our annual report for the year ended December 31, 2008, included a going concern note. We believe nothing has occurred during the quarter that would change that guidance, nor do we anticipate that the underlying conditions will improve until we are able to obtain significant additional funding.

During the six months ended June 30, 2009 and June 30, 2008, cash was used to fund operations as follows:

For the Six Months Ended June 30,	2009	2008

Net cash used in operating activities	$ (709,780)	$ (2,203,072)
Net cash provided by (used in) investing activities	620,294	(14,935,065)
Net cash provided by financing activities	–	19,698,150
Effect of exchange rate changes on cash	(3,396)	(603)
NET (DECREASE) / INCREASE IN CASH	$ (92,882)	$ 2,559,410

During the six months ended June 30, 2009 net cash used in operating activities was $709,780 compared to net cash used in operating activities of $2,203,072 during the six months ended June 30, 2008. This decrease in net cash used in operating activities primarily occurred due to reduced general and administrative costs and exploratory activities as a result of our financial difficulties.

During the six months ended June 30, 2009 net cash received from investing activities was $620,294. By comparison, during the six months ended June 30, 2008 we used net cash in investing activities of $14,935,065. Cash received from investing activities mainly represents an advance payment received in connection with the potential sale of Kaznickel and an advance received from Asia Invest for sale of special equipment.

During the six months ended June 30, 2009 we did not receive any cash from financing activities. During the six months ended June 30, 2008 net cash provided by financing activities was $19,698,150 which occurred due to loans provided to KKM under the consortium agreement.

Results of Operations

Three months ended June 30, 2009 compared to the three months ended June 30, 2008

Revenue

Because our deposits are without known reserves, we are considered to be in the exploration stage. Any revenue earned during this stage from sale of ore or brown coal is recorded against exploratory costs. During the three months ended June 30, 2009, we did not have any of such incidental sales. By comparison, during the second quarter 2008, we realized $78,270 from the sale of ore or brown coal.

General and Administrative Expenses

Our general and administrative expenses during the three months ended June 30, 2009 decreased to $699,573 from $1,320,246 during the second quarter 2008. This $620,673 decrease in general and administrative expenses in the second quarter 2009 was primarily the result of lower payroll expenses. During the three months ended June 30, 2009 payroll expenses decreased by approximately $291,000. We currently employ approximately 200 employees, including part- and full-time working employees and 115 employees have been sent on unpaid vacation due to our current financial difficulties. General and administrative expenses also decreased as a result of the Tenge devaluation which occurred in the beginning of February, 2009. The total estimated effect of the Tenge devaluation on our general and administrative expenses is approximately $90,790, including devaluation effect on payroll expenses of $38,800. The balance of the decrease (approximately $295,000) has occurred as a result of the reduced scope of the Company’s operations due to our current financial difficulties.

Research and Development Costs

We engaged in no research and development activities during the second quarter 2009, while during the three months ended June 30, 2008, we incurred research and development costs of $184,549.

Exploratory Costs

During the three months ended June 30, 2009, due to a lack of working capital, we did no exploratory drilling at the Gornostai deposit. During the three months ended June 30, 2008 we also did not engage in exploratory drilling at the Gornostai deposit because Kaznickel was in the process of signing an addendum to its subsoil use contract. Exploratory costs of $10,135 and $91,843 during the quarter ended June 30, 2009 and 2008, respective, mainly represent geologists’ and other specialists’ salaries, other costs in preparation for future exploratory activities and some Kempirsai mining asset maintenance expenses.

Accretion Expense

Accretion expense increased by $8,485 to $29,802 during the three months ended June 30, 2009 compared to the same period of 2008 due to the revision of asset retirement obligations made at the end of 2008. Until we engage in mining and production, we believe accretion expense will continue at rates consistent with those realized during the quarter ended June 30, 2009.

Grant Compensation Expense

During the three months ended June 30, 2009 we recognized $83,333 in grant compensation expense for restricted stock grants issued to certain officers and key employees during the fourth quarter 2006 and the second quarter 2008 compared to $154,295 for the three months ended June 30, 2008. The reduction in grant compensation expenses has occurred due to vesting of the major part of shares granted. As a result of the vesting, we anticipate the grant compensation expense amount to decrease by approximately $10,917 next quarter.

Total Operating Expenses and Loss from Operations

Our total operating expenses and loss from operations decreased from $1,772,250 during the three months ended June 30, 2008 to $822,843 during three months ended June 30, 2009. The principal reasons for the decrease are a decrease in general and administrative expense of $620,673 due to lower payroll expenses and the effect of the Tenge devaluation during the first quarter 2009. In addition, less exploratory costs and no research and development costs were incurred in the second quarter of 2009 due to our current shortage of financial resources. Grant compensation expense was also lower due to vesting of a significant portion of the granted shares.

Interest Income

During the three months ended June 30, 2009, we realized interest on deposits of $183. By comparison, during the three months ended June 30, 2008, we realized interest on deposits and on the note receivable from a related party of $62,046.

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

Non-monetary assets and liabilities of our Kaznickel and Almaty representative offices, as well as the related expense accounts, are translated into U.S. dollars, using historical exchange rates and monetary assets and liabilities are translated into U.S. dollars using exchange rates on the date of the financial statements and the resulting balance sheet item differences are included in the results of operations as exchange gains/losses from remeasurement. The exchange difference from remeasurement is commonly, but not always, positive (gain) if the average exchange rates are lower than exchange rates on the date of the financial statements and negative (loss) if the average exchange rates are higher than exchange rates on the date of the financial statements.

Exchange Gain/Loss

During the quarter ended June 30, 2009 we realized an exchange gain of $130,433 compared to an exchange loss of $10,095 during the quarter ended June 30, 2008. As with the gain/loss from remeasurement, we recognize exchange gain or loss as a result of having subsidiaries operating in foreign countries whose functional currency may or may not be the U.S. dollar. This requires us to translate results of operations from a foreign currency, in this case Kazakh tenge, to U.S. dollars at the average exchange rate, where results of operations include exchange gains or losses on the U.S. dollar monetary assets and liabilities.

Net Loss

For the foregoing reasons, during the three months ended June 30, 2009 we experienced a net loss of $562,953 compared to a net loss of $1,442,230 during the three months ended June 30, 2008. We anticipate that we will continue to experience net losses of around $900,000 per quarter until we are able to engage in significant nickel and cobalt ore extraction, processing and sales.

Six months ended June 30, 2009 compared to the six months ended June 30, 2008

Revenue

Because our deposits are without known reserves, we are considered to be in the exploration stage. Any revenue earned during this stage from sale of ore or brown coal is recorded against exploratory costs. During the six months ended June 30, 2009, such incidental sales amounted to $311. By comparison, during the second quarter 2008, we realized $93,070 from the sale of ore or brown coal.

General and Administrative Expenses

Our general and administrative expenses during the six months ended June 30, 2009 decreased to $1,411,661 from $2,345,323 during six months ended June 30, 2008. This $933,662 decrease in general and administrative expenses for the six months ended June 30, 2009 was primarily the result of lower payroll expenses. During the six months ended June 30, 2009 payroll expenses decreased by approximately $572,000. We currently employ approximately 200 employees, including part- and full-time working employees and 115 employees have been sent on unpaid vacation due to our current financial difficulties. General and administrative expenses also decreased as a result of the Tenge devaluation which occurred in the beginning of February 2009. The total estimated effect of the Tenge devaluation on our general and administrative expenses is approximately $218,000, including devaluation effect on payroll expenses of $84,000. The balance of the decrease (approximately $234,000) has occurred as a result of the reduced scope of the Company’s operations due to our current financial difficulties.

Research and Development Costs

We engaged in no research and development activities during the six months ended June 30, 2009. During the six months ended June 30, 2008, we incurred research and development cost of $184,549. This amount was related to preparation of the pre-feasibility study on construction of a nickel processing plant at the Kempirsai deposits.

Exploratory Costs

During the six months ended June 30, 2009, due to a lack of working capital as a result of our current inability to raise funds, we did no exploratory drilling. During the six months ended June 30, 2008 we also did no exploratory drilling at the Gornostai deposit because Kaznickel was in the process of signing an addendum to its subsoil use contract. During the six months ended June 30, 2009, exploratory costs decreased by $80,600 to $36,782. Exploratory costs mainly represent geologists’ and other specialists’ salaries, other costs in preparation for future exploratory activities and some Kempirsai mining asset maintenance expenses.

Accretion Expense

Accretion expense increased by $19,417 to $62,058 during the six months ended June 30, 2009 compared to the same period of 2008 due to the revision of asset retirement obligations made in the end of 2008. Until we engage in mining and production, we believe accretion expense will continue at rates consistent with those realized during the six months ended June 30, 2009.

Grant Compensation Expense

During the six months ended June 30, 2009 we recognized $237,628 in grant compensation expense for restricted stock grants issued to certain officers and key employees during the fourth quarter 2006 and the second quarter 2008 compared to $277,155 for the six months ended June 30, 2008. The reduction in grant compensation expenses occurred due to the vesting of a significant portion of shares granted. As a result, we anticipate the next six months grant compensation expense amount to decrease by approximately $128,927.

Total Operating Expenses and Loss from Operations

Our total operating expenses and loss from operations decreased from $2,967,050 during the six months ended June 30, 2008 to $1,748,129 during the six months ended June 30, 2009. The principal reasons for the decrease are a decrease in general and administrative expense of $933,662 due to lower payroll expenses and the effect of the Tenge devaluation during the first quarter 2009. In addition, less exploratory costs and no research and development costs have been incurred during the six months ended June 30, 2009 due to our current shortage of financial resources. Also, grant compensation expenses were lower due to the vesting of a significant portion of the granted shares.

Interest Income

During the six months ended June 30, 2009, we realized interest on deposits of $200 and on the note receivable from a related party (Latimer) of $74,500. By comparison, during the six months ended June 30, 2008, we realized interest on deposits and on the note receivable related party of $62,575.

As discussed above in the Notes to the Condensed Consolidated Financial Statements, the Company and Latimer are in the process of negotiating an addendum to the Note Agreement. Pending completion of negotiations of such addendum, accrual of interest previously accrued at a rate of 2% per annum was suspended as of March 31, 2009.

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

Non-monetary assets and liabilities of our Kaznickel and Almaty representative offices, as well as the related expense accounts, are translated into U.S. dollars, using historical exchange rates and monetary assets and liabilities are translated into U.S. dollars using exchange rates on the date of the financial statements and the resulting balance sheet item differences are included in the results of operations as exchange gains/losses from remeasurement. The exchange difference from remeasurement is commonly, but not always, positive (gain) if the average exchange rates are lower than exchange rates on the date of the financial statements and negative (loss) if the average exchange rates are higher than exchange rates on the date of the financial statements.

On February 4, 2009, Kazakhstan’s National Bank dramatically devalued the Tenge, the local currency, from a range of 117-123 Tenge/U.S. dollar to 145-155 Tenge/U.S. dollar, citing the decline in oil price (oil comprises 60% of Kazakh exports), currency devaluations in Kazakhstan’s neighbors, particularly Russia, and the fledgling state of the domestic banking sector. This currency devaluation was the main cause of the exchange gain from remeasurement recognized by us during the six months ended June 30, 2009.

Exchange Gain/Loss

During the six months ended June 30, 2009 we realized an exchange loss of $3,867,772 compared to an exchange gain of $2,012 during the same period of 2008. As with the gain/loss from remeasurement, we recognize exchange gain or loss as a result of having subsidiaries operating in foreign countries whose functional currency may or may not be the U.S. dollar. This requires us to translate results of operations from a foreign currency, in this case Kazakh tenge, to U.S. dollars at the average exchange rate, where results of operations include exchange gains or losses on the U.S. dollar monetary assets and liabilities. The currency devaluation discussed above was the main cause of the foreign exchange loss incurred by the Company during the six months ended June 30, 2009 and comprised mainly of the loss incurred from revaluation of advances received by KKM under the preliminary consortium agreement (approximately $3,876,000).

Net Loss

For the foregoing reasons, during the six months ended June 30, 2009 we experienced a net loss of $3,932,347 compared to a net loss of $2,612,625 during the six months ended June 30, 2008. We anticipate we will continue to experience net losses until we are able to engage in nickel and cobalt ore extraction, processing and sales.

Summary of Material Contractual Commitments

The following table lists our significant commitments as of June 30, 2009:

	Payments due by Fiscal Year
Contractual Commitments	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Kaznickel’s work programs(1)	$ 3,409,580	$ 378,000	$ 1,900,000	$1,131,580	-0-
KKM’s work programs (2) (3)	121,018,000	12,700,000	108,318,000	-0-	-0-
Operating leases	279,228	279,228	-0-	-0-	-0-
Total	$124,706,808	$13,357,228	$110,218,000	$1,131,580	-0-

(1)

The work program for Kaznickel substantially represents estimates for 2009 based on the subsoil use contract and includes $378,000 for exploration drilling (1,000 meters), sampling and assaying (650 core samples), metallurgical tests and preparation of the report to the State Resource Committee. Also, the estimate includes $831,580 for repayment to the Republic of Kazakhstan of historical costs incurred by it in undertaking geological and geophysical studies and infrastructure improvements related to the Gornostai deposit. The repayment terms of this obligation will not be determined until such time as we apply for and are granted a contract to engage in commercial production by the Republic of Kazakhstan. We currently anticipate that we will apply for a commercial production contract within the next one to two years. The figures above include an estimated amount of a commercial discovery bonus of $1,500,000. However, there is no guarantee when or if we will discover commercially producible reserves within the Gornostai deposit. Should we decide not to pursue a commercial production contract, we can relinquish the Gornostai deposit to the Republic of Kazakhstan in satisfaction of this obligation. Also, the estimates include the subsoil use contract requirement to donate $300,000 for the ongoing development of Astana and Kurchatov, which are cities in Kazakhstan. The estimates above do not include the cost of a bankable feasibility study and construction of a nickel processing plant. The amount of preliminary feasibility study included in the table above is $400,000.

(2)

KKM’s work program represents estimates based on the subsoil use contract and the financial model which is attached to the working program. The current terms of the contract require us to invest up to $100,000,000 for construction of a processing plant during the contract period. Also, the estimate includes $950,000 for removal of all equipment and to remediate the property. This remediation work can be done during the term of the subsoil use contract or upon completion of the terms of the contract. On December 29, 2008 KKM received a notice from the MEMR that it has agreed to extend the term of KKM’s subsoil use contract until the year 2020. The MEMR has further agreed to suspend ore mining requirements until the end of 2012 to allow KKM to focus on the construction of an ore processing facility. The notice indicates that under the new work program, KKM will be required to invest $135 million to be applied to its mining and ore processing technology during the period 2006-2020 (or around $123.4 million for the remaining period). Currently, the addendum to the KKM subsoil use contract and new annual work program for 2009 is under negotiation and expected to be signed in September 2009. The expected changes are not reflected in the above estimates and will be reflected when these changes are legally approved by the MEMR.

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

As of June 30, 2009 we had no off-balance sheet financing arrangements.

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

As of the end of the period covered by this report we conducted an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2009.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

BEKEM METALS, INC.

Date: July 30, 2009	/s/ Yermek Kudabayev
Yermek Kudabayev Chief Executive Officer

Date: July 30, 2009	/s/ Zhassulan Bitenov
Zhassulan Bitenov Chief Financial Officer