Form 10-Q
period 2009-09-30
BEKEM METALS INC
filed 2009-11-13
CIK 1223550

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ________ to _________

Commission File Number 0-50218

BEKEM METALS, INC.

(Exact name of registrant as specified in its charter)

Utah	87-0669131
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

149 Kyz Zhibek Street, Office 11,
Almaty, Kazakhstan	050020
(Address of principal executive offices)	(Zip Code)

+7 (727) 227-94-05

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for any shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No ☐

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer or a smaller public company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

 Yes ☐ No [X]

As of November 10, 2009, the registrant had 125,172,011 shares of common stock, par value $0.001, issued and outstanding.

BEKEM METALS, INC.

FORM 10-Q

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets (Unaudited) as of September 30, 2009 and December 31, 2008	3

Condensed Consolidated Statements of Operations (Unaudited) for the Three Months and Nine Months Ended September 30, 2009 and 2008, and for the Period from March 5, 2004 (Date of Inception) through September 30, 2009	4

Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2009 and 2008, and for the Period from March 5, 2004 (Date of Inception) through September 30, 2009	5

Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3. Qualitative and Quantitative Disclosures About Market Risk	32

Item 4T. Controls and Procedures	33

PART II — OTHER INFORMATION

Item 1A. Risk Factors	34

Item 5. Other Information	34

Item 6. Exhibits	35

Signatures	35

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BEKEM METALS, INC. AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
	2009	2008

ASSETS

Current Assets
Cash	$ 37,377	$ 115,644
Trade accounts receivable	57,043	58,238
VAT recoverable	239,067	301,447
Inventories	555,734	737,810
Note receivable from related party	15,140,828	15,066,328
Prepaid expenses and other current assets	62,932	116,203
Deferred compensation	118,043	351,779
Total Current Assets	16,211,024	16,747,449

Property, plant and mineral interests (net of accumulated
depreciation of $545,151 and $570,968)	3,397,622	4,421,171
Non-current deferred compensation	32,703	109,011
Other assets	42,163	61,156
Total Assets	$ 19,683,512	$ 21,338,787

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
Notes payable to related parties	$ 19,668,792	$ 19,668,792
Advances received for prospective sale of subsidiary	500,000	-
Accounts payable	717,810	370,535
Accrued expenses	846,266	320,142
Advances received	108,603	59,562
Due to related party	-	6,051
Total Current Liabilities	21,841,471	20,425,082

Asset retirement obligations	1,253,551	1,455,423
Total Liabilities	23,095,022	21,880,505

Commitments and Contingencies	-	-

Shareholders' Deficit
Preferred stock; $0.001 par value, 20,000,000 shares authorized,
no shares outstanding	-	-
Common stock; $0.001 par value, 300,000,000 shares authorized,
and 125,172,011 shares issued and outstanding	125,172	125,172
Additional paid-in capital	28,540,235	28,540,235
Accumulated deficit	(35,017,455)	(30,272,874)
Accumulated other comprehensive loss	2,940,538	1,065,749
Total Shareholders' Deficit	(3,411,510)	(541,718)

Total Liabilities and Shareholders' Deficit	$ 19,683,512	$ 21,338,787

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEKEM METALS, INC. AND SUBSIDIARIES
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		For the Period from March 5, 2004 (Date of Inception) through
	2009	2008	2009	2008	September 30, 2009

Revenue	$ -	$ -	$ -	$ -	$ -

Operating Expenses
General and administrative expenses	716,250	966,815	2,127,911	3,312,138	15,248,327
Research and development costs	-	44,749	-	229,298	1,329,070
Exploratory costs	25,705	395,345	62,487	512,727	6,464,653
Loss from impairment of property	-	-	-	-	10,525,156
Accretion expense on asset retirement obligations	29,743	21,337	91,801	63,978	394,046
Grant compensation expense	72,416	154,295	310,044	431,450	1,476,307

Total Operating Expenses	844,114	1,582,541	2,592,243	4,549,591	35,437,559

Loss From Operations	(844,114)	(1,582,541)	(2,592,243)	(4,549,591)	(35,437,559)

Other Income/(Expense)
Exchange gain/(loss) from remeasurement	52,039	(31,611)	1,453,303	10,650	1,241,773
Exchange gain/(loss)	(99,823)	14,186	(3,967,595)	16,198	(4,276,173)
Interest income	377	82,738	75,077	145,313	706,474
Interest expense	-	-	-	-	(1,677,441)
Other income, net	79,287	106,639	286,877	354,216	893,662

Net Other Income/(Expense)	31,880	171,952	(2,152,338)	526,377	(3,111,705)

Net Loss Before Minority Interest and Taxes	(812,234)	(1,410,589)	(4,744,581)	(4,023,214)	(38,549,264)
Deferred tax benefit	-	-	-	-	3,390,601
Loss in minority interest	-	-	-	-	141,208

Net Loss	$ (812,234)	$ (1,410,589)	$ (4,744,581)	$ (4,023,214)	$ (35,017,455)

Basic Loss per Common Share	$ (0.01)	$ (0.01)	$ (0.04)	$ (0.03)
Weighted-Average Shares used in
Basic Loss per Common Share	125,172,011	125,172,011	125,172,011	125,041,169

The accompanying notes are an integral part of these condensed, consolidated financial statements.

BEKEM METALS, INC. AND SUBSIDIARIES (An Exploration Stage Company) CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,		For the Period from March 5, 2004 (Date of Inception) through
	2009	2008	September 30, 2009

Cash Flows from Operating Activities
Net loss	$(4,744,581)	$(4,023,214)	$(35,017,455)
Adjustments to reconcile net loss to
net cash provided by operating activities:
Depreciation and amortization	177,089	223,393	931,312
Accretion expense on asset retirement obligations	91,801	63,978	394,046
Interest expense from debt discount	-	-	963,231
Shares issued on option modification	-	-	19,426
Deferred tax benefit	-	-	(3,390,601)
Foreign currency exchange loss / (gain) and loss / (gain) from remeasurement	2,785,157	18,664	2,886,424
Purchased exploration costs	-	-	251,286
Impairment loss on property, plant and mineral interests	-	-	10,525,156
Loss / (gain) on disposal of property and equipment	35,814	20,905	(92,572)
Stock grant compensation expense	310,044	431,450	1,476,307
Loss recognized on minority shareholders' interest	-	-	(141,208)
Change in operating assets and liabilities:
Trade accounts receivable	(8,443)	(97,066)	(54,948)
VAT recoverable	16,264	(13,768)	(212,562)
Inventories	35,806	(4,490)	105,801
Prepaid expenses and other current assets	(9,176)	(456,091)	(42,914)
Change in related party receivables / payables	-	-	(152,180)
Accounts payable	318,806	(198,876)	371,927
Advances received	(29,233)	-	30,562
Accrued expenses	321,945	91,092	400,108
Net Cash From Operating Activities	(698,707)	(3,944,023)	(20,748,854)

Cash Flows from Investing Activities
Purchase of property and equipment	(53,167)	(131,851)	(4,073,035)
Purchase of intangible assets	(624)	(2,560)	(67,988)
Proceeds from disposal of property and equipment	77,213	-	457,553
Advances received for sale of PPE	100,446	-	100,446
Advances received for sale of subsidiary	500,000	-	500,000
Loans provided to related parties	-	(14,900,000)	(14,900,000)
Notes receivable	-	-	(56,983)
Cash acquired in acquisitions	-	-	50,475
Net Cash From Investing Activities	623,868	(15,034,411)	(17,989,532)

Cash Flows from Financing Activities
Proceeds from notes payable	-	-	14,706,914
Payments on notes payable	-	-	(22,745,753)
Proceeds from loans / notes payable - related parties	-	19,698,150	24,025,062
Payments on loans / notes payable - related parties	-	-	(4,326,912)
Issuance of shares for cash	-	-	26,728,842
Net Cash From Financing Activities	-	19,698,150	38,388,153

Effect of Exchange Rate Changes on Cash	(3,428)	789	387,610

Net (Decrease) / Increase in Cash	(78,267)	720,505	37,377
Cash at Beginning of Period	115,644	756,943	-
Cash at End of Period	$37,377	$1,477,448	$37,377

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEKEM METALS, INC. AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009 (UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND NATURE OF BUSINESS

Interim Financial Information – The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they are condensed and do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. The accompanying financial statements should be read in conjunction with the most recent audited financial statements of Bekem Metals, Inc. included in its annual report on Form 10-K filed for the year ended December 31, 2008. Operating results for the nine-month period ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

The consolidated financial statements include the accounts of KMI and its wholly-owned subsidiary, KKM, which it acquired on May 31, 2005 in a purchase business combination.

The consolidated financial statements also include the accounts of Condesa and Kaznickel, since the date of its acquisition by Condesa, and the accounts of BMI since its acquisition by Condesa. Condesa was incorporated under the laws of the British Virgin Islands on March 5, 2004. Condesa acquired BMI in a reverse acquisition, on January 28, 2005. On July 24, 2006, Condesa transferred its interest in Kaznickel to Bekem, making Kaznickel a wholly-owned subsidiary of Bekem. On September 30, 2006, Bekem sold Condesa to a third party for a nominal value. Condesa is included in the consolidated financial statements from the date of acquisition to the date of disposal.

BEKEM METALS, INC. AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009 (UNAUDITED)

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

Kaznickel makes its principal investing and financing transactions in USD, which is also its functional currency. Transactions and non-monetary balances denominated in other currencies have been translated or remeasured into USD using historical exchange rates. Monetary balances have been remeasured at the ending exchange rate. Exchange gains and losses from holding foreign currencies and having liabilities payable in foreign currencies are included in the results of operations.

The Kazakh Tenge (KZT) is the functional currency of the operating subsidiary, KKM. The net assets of KKM have been translated into USD at the exchange rates prevailing at each balance sheet date and the equity accounts have been translated at weighted-average historical rates. The respective statements of operations have been translated into USD using the average exchange rates prevailing during the periods of each statement. The resulting translation adjustments are part of accumulated other comprehensive income and are shown as part of shareholders’ equity.

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

SEPTEMBER 30, 2009 (UNAUDITED)

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

In December 2008, a new subsoil use legislation of Kazakhstan was submitted to parliament, superseding legislation on oil production and exploration, mineral resources mineral management, and production sharing agreements (PSAs). The new subsoil use legislation of Kazakhstan, which is expected to be adopted by parliament and signed by the President in first quarter 2010 and become effective six months after its approval by parliament and the President, allows the government to annul contracts in the extractive sector if they are deemed to be harmful to Kazakhstan's economic security or national interests. The legislation also requires separate contracts for exploration and production operations, puts shorter time limits on exploration contracts, enhances the government’s authority to terminate contracts not in compliance with the law, and requires tax stability clauses in individual contracts to be approved by the President of Kazakhstan. In addition, under the terms of the legislation, no future contracts would be structured as production sharing agreements (PSAs), companies are required to establish equal terms, conditions, and pay for Kazakhstani and foreign workers, and the government would evaluate subsoil resource bids based on promised social contributions. Also, the latest draft assumes that disputes between subsurface users and the government will be settled in the courts of Kazakhstan, and does not assume international arbitration. Disputes regarding the existing subsurface use contracts would also be settled in the courts of Kazakhstan.

Under the subsoil use legislation, the Republic of Kazakhstan has a “priority purchase right” over third parties to purchase, on terms not less favorable than those offered by other purchasers, subsoil use rights (or its part) and/or a share in a subsoil user or in a company which can determine/influence (whether directly or indirectly) decisions on subsoil use (provided than such company’s primary business relates to subsoil use in Kazakhstan). The draft of the new subsoil use legislation details a procedure whereby the state may exercise its priority right and establishes the list of certain state bodies and their respective powers to determine whether the state will exercise its priority right. At the same time, the draft introduces for the first time a procedure to take a decision to exercise the priority right and to acquire such offered asset either through a state body or a national company, authorized by the Government. Despite delegating the authority to make decisions about the priority right to a number of state bodies and the national company, the role of the Government in resolving this issue remains quite significant. As in the current law, the acquisition shall be carried out on terms not worse than offered to other acquirers. The draft further clarifies this provision by stating that if the disposition is conducted without compensation or into the charter capital of another legal entity, the state shall acquire such subsoil use right or object connected with it at market price, to be determined on the basis of evaluation. Acquisition should be completed within six months.

In January 2009, Kazakhstan adopted a new Tax Code. The new Tax Code invalidates tax stability clauses in existing contracts and eliminated tax stability in future contracts. The government has said that the stability of tax clauses was retained only for existing production sharing agreements that contained stability clauses and had undergone the mandatory tax expert evaluation and subsurface use contracts approved by the President of Kazakhstan. The new Tax Code increases the taxes paid by extractive industries while lowering the general tax burden on the entire economy. In this respect, the new Tax Code decreases the corporate tax rate from 30% to 20% beginning January 1, 2009. The corporate tax rate decreases to 17.5 % in 2010, and to 15% starting in 2011. Under  the  draft  amendments  planned  to  be  introduced  to  the  Tax  Code  this  year,  however,  the   planned

BEKEM METALS, INC. AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009 (UNAUDITED)

reductions in the corporate income tax rate may be postponed, with rate decreases being postponed to 17.5% in 2013 and to 15% starting from 2014. Value-added tax (“VAT”), which has decreased every year from 16% in 2006 to 12% in 2009, is expected to stay at its current level. Under the new Tax Code, the progressive scale of social tax rates imposed on employer’s payroll costs was replaced with a flat rate of 11%. The personal income tax rate for resident individuals is set at 10%. Depending on the specific type of income, income of non-residents working in Kazakhstan is subject to income taxes (withholding) at varying rates ranging from 5% to 20%. The new Tax Code also increases the tax burden of subsurface users by introducing new minerals extraction tax (“MET”), while canceling royalty payments. In general, MET applies to the value of produced resources which is calculated based on “world” prices. The current MET rate applicable to nickel is set at 6%. Extractive companies are also liable to pay excess profit tax (“EPT”). EPT liability arises when the ratio of aggregate annual income to deductions allowable for EPT purposes relative to operations under a specific subsurface use contract is more than 1.25 for the reporting tax period which, in most cases, is a calendar year. The Tax Code provides for an incremental sliding scale of EPT rates ranging from 0% to 60% for various profit levels above the mentioned ratio. The planned amendments to the Tax Code this year may change the current procedure of EPT calculation. The new Tax Code also makes rent tax applicable to exports of coal (previously applicable only to exports of hydrocarbons). The rent tax at the rate of 2.1% applies to value of exported coal calculated on the basis of the sale prices.

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

Kaznickel – Kaznickel owns the right to the Gornostayevskoye (“Gornostai”) nickel and cobalt deposit located in the East Kazakhstan Oblast in northeast Kazakhstan. The license is for exploration and production of cobalt and nickel ores and is valid through February 26, 2026 providing commercial discoveries are made before the end of the exploration period.

Due to the inability of the Company in obtaining equity or debt funding aggravated by the financial crisis impacting the global economy, on February 11, 2009 the Company executed a Memorandum of Understanding for the purchase and sale of 100% of the charter capital of Kaznickel between the Company and Ertis Ferronickel Works LLP (“Ertis”). Subject to the execution of a definitive agreement, Ertis agreed to acquire 100% of the outstanding charter capital of Kaznickel for 91,900 Kazakh tenge (approximately $630) and for repayment of $5,000,000 worth of loans owed to Bekem Metals by Kaznickel. Subsequently, the purchase price for the sale of 100% of the outstanding charter capital of Kaznickel was increased from 91,900 Kazakh tenge to 280,000 Kazakh tenge (approximately $1,856). The Memorandum of Understanding provides for an initial payment of $500,000, which was made on March 20, 2009, and payment on the remaining balance is to occur within 20 days after the execution of a definitive agreement. Execution of a definitive agreement was subject to negotiation, due diligence investigation and approval of the transaction by the Ministry of Energy and Mineral Resources (“MEMR”) of the Republic of Kazakhstan. On October 27, 2009 the Company received an official letter from the MEMR approving the transaction and on November 3,  2009 the Company signed the definitive agreement for sale of 100% of the outstanding charter capital of Kaznickel to Ertis (please refer to Note 8 “Subsequent events”).

BEKEM METALS, INC. AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009 (UNAUDITED)

Despite the execution of the Memorandum of Understanding and receipt of the initial payment of $500,000, as of September 30, 2009 the Company did not reclassify Kaznickel’s long-lived assets as held for sale, as required by generally accepted accounting standards related to long-lived assets, because the sale of the asset was not deemed to be probable at this reporting date. The outcome of the transaction was uncertain due to lack of confidence in obtaining approval of the MEMR which has been inconsistent in its approvals in similar transactions.

Generally accepted accounting standards require an entity to present assets and liabilities of a disposal group separately in the asset and liability sections, respectively, of the balance sheet; the results of operations of a component of an entity that has been classified as held for sale shall be reported separately in discontinued operations. If the Company classified Kaznickel’s long-lived assets as held for sale, the disposal group would be presented on the balance sheet as of September 30, 2009 as follows:

Account	September 30, 2009
Assets of the disposal group	$ 107,505
Liabilities of the disposal group	(7,079,133)
Accumulated deficit of the disposal group	$ (6,971,628)

Also, the assets above would have been measured at their carrying amount which is lower than estimated fair value less cost to sell (approximately $5,000,000). The balance of the Kaznickel liabilities mainly consists of the loan provided by the Company in the amount of $5,316,212. Loss from discontinued operations would amount to approximately $162,000.

KKM - KKM holds exploration and production licenses from the government of Kazakhstan to a 575,756 acre parcel, located approximately 130 kilometers northwest of Aktobe, Kazakhstan. This deposit is referred to as the Kempirsai deposit. The licenses grant KKM the right to explore for and produce nickel and cobalt from deposits located within the territory through October 12, 2011, which may be extended upon agreement between KKM and the MEMR. KKM also holds a license to explore for and produce Mamyt brown coal from a deposit located within 40 kilometers of its cobalt and nickel deposit. This license expires on December 11, 2018 with further possible extensions.

On December 10, 2007, the MEMR unilaterally terminated KKM’s contracts and licenses to explore for nickel, cobalt, brown coal, and other minerals within the Kempirsai and the Mamyt deposits on the basis that KKM had material failures in execution of the work programs associated with the contacts and licenses and did not detail those failures. In January 2008, KKM filed an action in the Court of Astana city against the MEMR challenging the legality of the unilateral termination of the KKM contracts and licenses by the MEMR for several reasons, including that the contracts and licenses had been terminated on grounds not provided for in the subsoil use contracts and legislation and there were no material failures in the execution of the work programs associated with the contracts and licenses. In February 2008, the Court of Astana city acknowledged that the unilateral termination of the contracts and licenses by the MEMR was illegitimate. The Court cancelled the order of the MEMR relating to the unilateral termination of the licenses and reinstated the KKM contracts and licenses. In March 2008, the MEMR appealed the decision of the Court of Astana city to the Republic of Kazakhstan Supreme Court. On April 22, 2008 the Supreme Court cancelled the MEMR’s unilateral termination and reinstated

BEKEM METALS, INC. AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009 (UNAUDITED)

the Company’s contracts and licenses to the Kempirsai deposit. On February 18, 2009 the General Prosecutor of the Republic of Kazakhstan lodged a protest to the Supervisory board under the Supreme Court against the judgment of the Court of Astana city and the Supreme Court cancellation of the unilateral termination of the KKM contracts and licenses. Pursuant to the Code of Civil Procedure of the Republic of Kazakhstan, the General Prosecutor can protest the decision of the Supreme Court within one year of its determination. The General Prosecutor asserted that the Court of Astana city and the Supreme Court wrongly applied the substantive law and requested an order cancelling the decisions of the Court of Astana city and the Supreme Court and reinstating the order unilaterally cancelling the KKM contracts and licenses. The Company filed a formal objection to the protest of the General Prosecutor. On March 18, 2009, the Supervisory board under the Supreme Court rejected the protest of the General Prosecutor. Experts have regarded this action as an attempt to return most of exploration and production companies’ shares to state ownership, clearly reflecting the recent Russian approach. First, the Ministry of Finance suggested imposing taxation on mineral extraction, already applied for years in Russia. Then the Ministry of Energy and Mineral Resources lobbied for tax amendments introducing oil export customs duties by January 1, 2009, another analogy to the Russian legislation.

The current subsoil use legislation of Kazakhstan requires mining and oil companies to use local goods and services. According to these “local content” regulations, subsurface users in Kazakhstan are obligated to purchase goods and services from Kazakhstan entities, provided that the local goods meet minimum project standards, and to give preference to the employment of local personnel. Because of the global economy crisis and to support the local producers, the Government requested the MEMR to specify the “local content” requirements in every subsoil use contract. Therefore, on April 9, 2009 KKM and the MEMR signed an addendum # 3 to its nickel subsoil use contract whereby KKM is obliged to the following commitments:

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

In December 2008 KKM received a notice from the MEMR extending the term of KKM’s subsoil use contract for nickel and cobalt ore exploration and production until the year 2020. The MEMR has further agreed to suspend ore mining requirements until the end of 2012 to allow KKM to focus on the construction of an ore processing facility. The notice indicates that under the Work Program, KKM will be required to invest $135 million to be applied to its mining and ore processing technology during the period 2006-2020 (or around $125 million for the remaining period). Currently, the addendum to the KKM subsoil use contract is under negotiations and expected to be signed in fourth quarter 2009. KKM has received authorizations from various governmental authorities on the draft addendum, however, the addendum has not been signed due to currently occurring changes of key officials in the regulatory authorities, adoption of a new tax code and changes in the subsoil use legislation of Kazakhstan. Also, the Company received a letter from the MEMR requiring changes/addendums  to the  taxation  provisions  of  the  Company’s existing  subsurface  use contracts to make

BEKEM METALS, INC. AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009 (UNAUDITED)

them consistent with the new tax regime. Despite the fact that the Company’s existing subsurface use contracts include statements of stabilization of the tax regime in regard of subsurface user taxes (such as royalty, excess profit tax), the MEMR letter requires the new tax regime to be applied to existing contracts starting from January 1, 2009.

Because the Company does not have a reserve estimate for its deposits that conforms to the standards of Industry Guide 7 issued by the U.S. Securities and Exchange Commission, its operations were considered to be at the exploratory stage for the third quarter 2009 and 2008.

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

Cash consists of the following:

	September 30,	December 31,
	2009	2008
Current accounts (USD)	$ 6,514	$ 102,019
Current accounts (Tenge)	30,863	13,625
Total	$ 37,377	$ 115,644

NOTE 3 - NOTE RECEIVABLE FROM RELATED PARTY

On May 22, 2008 the Company signed a Note Agreement with Latimer Assets Inc. Pursuant to the terms of the Note Agreement, the Company loaned $7,400,000 to Latimer Assets Inc. (“Latimer”). The note was originally interest free.

On June 19, 2008 the Company and Latimer entered into Addendum # 1 to the Note Agreement whereby the Company agreed to loan an additional $7,500,000 to Latimer, increasing the total note amount to $14,900,000. The total note was provided at an interest rate of 2% per annum. Interest was agreed to be charged on a monthly basis and was payable as a lump-sum payment at the date of the note repayment. Repayment of the note was due on March 1, 2009. The Company has not accrued interest on this loan since March 31, 2009, subject to completion of negotiations between the parties of revised repayment terms whereby the parties planned to agree on an extension of the repayment period or on offsetting the note receivable from Latimer against KKM’s notes payable to GRK. Latimer owns substantial interests in GRK Koitas LLP (“GRK”) and Asia-Invest Corporation LLP (“AI”). On November 11, 2009 the Company, KKM,  Latimer and GRK signed an offset agreement and the Addendum #2 to the preliminary consortium agreement, respectively, to offset the note receivable from Latimer against KKM’s notes payable to GRK (see Notes 5 and 8).

BEKEM METALS, INC. AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009 (UNAUDITED)

Pursuant to a Pledge Agreement dated May 22, 2008 between the Company, its subsidiary, KKM, GRK and AI, the Latimer note receivable was secured by a pledge of a cumulative 39% interest in the Consortium (see Note 5). Since the Latimer note receivable was fully secured by the pledge agreement, no allowance against this receivable was created.

The balance of the note receivable from a related party at September 30, 2009 was $15,140,828, which includes $240,828 of interest.

NOTE 4 - PROPERTY, PLANT AND MINERAL INTERESTS

Property, plant and mineral interests consist of the following:

	September 30,	December 31,
	2009	2008
Buildings	$ 1,524,115	$ 1,908,113
Machinery and equipment	2,311,569	2,904,378
Other fixed assets	132,906	153,831
Unproved mineral interests	-	-
	3,968,590	4,966,322
Accumulated depreciation	(570,968)	(545,151)
Property, plant and equipment, net	$ 3,397,622	$ 4,421,171

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

SEPTEMBER 30, 2009 (UNAUDITED)

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

The Kempirsai contract requires the Company to pay royalty payments equal to 2.21% of gross ore sales. The Mamyt brown coal contract requires a royalty payment equal to nine tenths of one percent (0.9%) of gross coal sales. Both contracts require the Company to pay an excess profits tax ranging from 4 to 30 percent based upon an internal rate of return (as defined in the contracts) ranging from 22 to 30 percent. The new subsoil use and tax legislation of Kazakhstan, which defines the framework and procedures connected with the regulation of activities of subsoil users, introduces significant changes in terms of the regulation of the activities of subsoil users, including the abolition of the existing stabilization regime for all subsoil users. Currently, the addendum to the KKM subsoil use contract is under negotiations and expected to be signed in fourth quarter 2009. The new Tax Code regime is discussed in Note 1.

BEKEM METALS, INC. AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009 (UNAUDITED)

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

NOTE 5 - NOTES PAYABLE TO RELATED PARTIES

In March 2008, KKM entered into a preliminary consortium agreement, subject to negotiation of the terms of a definitive agreement, with two Kazakhstani companies, GRK and AI. GRK and AI are related parties of the Company through a common stockholder. These companies also have exploration and production licenses near the Company’s Kempirsai deposits in northwestern Kazakhstan. This agreement provides for the joint development and construction of a nickel processing plant in the area for joint use by the parties. Under the preliminary consortium agreement, KKM is considered to be the operator of the Consortium. The preliminary shares of the parties in the Consortium are the following: KKM - 50%; GRK Koitas - 40%; and AI - 10%.

Under the preliminary consortium agreement, the parties are obliged to jointly contribute approximately $40 million for financing the construction of the processing plant. Of this amount, KKM is obligated to contribute approximately $20 million. In the first half of 2008 KKM received advances from GRK and AI of KZT 2,375.4 million (approximately $19,698,000 U.S. dollars), including KZT 2,278 million from GRK and KZT 97.4 million from AI (approximately $18,890,000 U.S. dollars and $808,000 U.S. dollars, respectively), which are to be used for construction of a processing plant. The parties have the right to withdraw from the Consortium without penalty subject to three months written notice. Consequently, these advances have been classified as current notes payable to related parties and bear no interest since they represent contributions to the Consortium.

When the Company received the advance payments from GRK and AI, the parties had not yet selected the technology to be implemented for processing the Kempirsai ore and therefore, they had not yet developed a detailed plan for capital expenditures. The technology (Vanyukov process) for the processing plant was selected in September 2008 only after completion of the initial pilot testing of various technologies capable of processing nickel ore. The technology was selected based on the results of the testing and the preliminary feasibility study report. In addition, KKM was in dispute with the MEMR in relation to unilateral termination of the subsoil use contract as disclosed in Note 1. Therefore, in May 2008 Latimer, one of the major shareholders in GRK and AI, applied to the Company with a request for a loan (see Note 3).

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

BEKEM METALS, INC. AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009 (UNAUDITED)

On May 6, 2009 KKM, GRK and AI entered into Addendum #1 to the preliminary consortium agreement whereby the parties agreed to convert the advance payments of the total amount of KZT 2,375,400,000 (equivalent to $19,668,792 at the rate of KZT 120.77 per $1 effective as of January 1, 2009) received by KKM from GRK and AI in 2008 into U.S. dollars. The addendum was made to memorialize the original intent of the consortium parties at the time they entered into the preliminary consortium agreement in the context of the subsequent Tenge devaluation made by the Kazakhstan government in February, 2009. Of the approximately $19,700,000 advances made by GRK and AI to the consortium, approximately $14,900,000 was loaned to Latimer Assets, Inc., pursuant to a U.S. dollar denominated Note Agreement, as discussed in more detail in Note 3 – Note Receivable From a Related Party, and therefore not effected by the Tenge devaluation. The balance, approximately $4,800,000, was used by Bekem in its own operations prior to the devaluation.As a result of the addendum execution, as of September 30, 2009 the advance payments received by KKM from GRK and AI equals $19,668,792 at the rate of KZT 150.95 per $1 and KKM recognized foreign exchange loss of KZT 593,604,140 (approximately $3,932,455).

GRK was successful in negotiations with the MEMR on transfer of its own investment obligations to later periods while AI has also been negotiating postponing its investment obligations to later periods. As a result, on November 11, 2009 the Company, KKM, Latimer and GRK signed an offset agreement and Addendum #2 to the preliminary consortium agreement. Please refer to Note 8 “Subsequent Events”.

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

As of September 30, 2009, there was $150,746 of total unexpensed compensation cost. The cost is expected to be fully recognized by January 2011. As of September 30, 2009, 656,591 shares were vested. The Company recognized $310,044 and $431,450 of compensation expense for the nine months ended September 30, 2009 and 2008, respectively.

BEKEM METALS, INC. AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009 (UNAUDITED)

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

SEPTEMBER 30, 2009 (UNAUDITED)

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

Operating Leases – Bekem leases approximately 400 square feet of office space located at 324 South 400 West, Suite 225, Salt Lake City, Utah 84101 for its administrative and registered office in the United States. The Company pays annual rents of approximately $7,800 for this space pursuant to a lease agreement that expired in October 2009. The Company is currently renting this space on a month-to-month basis at its current rate while it negotiates the terms of a new one-year lease. The Company anticipates it will be successful in negotiating a new lease on terms comparable to its previous lease, but if negotiations are unsuccessful, the Company anticipates it will be able to find a replacement space under similar terms.

BEKEM METALS, INC. AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009 (UNAUDITED)

The Company also maintains a representative office in Almaty, Kazakhstan, where it leases approximately 645 square feet of office space. The lease agreement expires on August 31, 2010. The monthly lease payment is $905. Upon consent of both parties, the agreement may be prolonged further.

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

KKM rents approximately 1,101 square feet of office space in Aktobe, Kazakhstan. KKM pays approximately $725 per month for this space. The lease agreement expires on July 20, 2010. Upon consent of both parties, the agreement may be prolonged further.

NOTE 8 –SUBSEQUENT EVENTS

On October 27, 2009 the MEMR issued a letter whereby it allowed the Company to sell 100% interest in the authorized capital of Kaznickel to Ertis for 280,000 Kazakh tenge provided that Ertis will repay the loan of $5,000,000 payable by Kaznickel to the Company. The Company and Ertis signed a definitive sale-purchase agreement on November 3, 2009, which is scheduled to close within 20 business days of November 3, 2009. As of the date of this report, the Company has received $2,001,856 from Ertis, including $500,000 which was received as an advance payment in the first quarter 2009.

On November 11, 2009 the Company, KKM, Latimer and GRK signed an offset agreement and Addendum #2 to the preliminary consortium agreement to offset the note receivable from Latimer (see Note 3) against KKM’s notes payable to GRK because of the current inability of GRK, AI and their shareholders to finance the Consortium due to the effects of the volatility in the world financial and nickel markets. Under the Addendum #2, the parties are obliged to jointly contribute approximately $9.2 million to be used in connection with financing the construction of the processing plant. Of this amount, KKM is obligated to contribute approximately $4.6 million. Also, since the Consortium Agreement is of a preliminary nature, on October 26, 2009 GRK has made a demand for the return of $2.5 million it initially contributed to the Consortium. As of the date of these financial statements, the $2.5 million has not been returned to GRK. It is anticipated these funds will be returned during the upcoming fiscal quarter. KKM, GRK and AI are currently in the process of negotiating a definitive consortium agreement. In connection with the Addendum #2, the parties agreed to extend the period of final determination of the ownership interests of the parties to March 1, 2010.

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

Throughout this report, unless otherwise indicated by the context, references herein to the “Company”, “BMI”, “we”, our” or “us” and similar language means Bekem Metals, Inc., a Utah corporation, and its corporate subsidiaries and predecessors.

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

In December 2008 KKM received a notice from the MEMR extending the term of KKM’s subsoil use contract for nickel and cobalt ore exploration and production until the year 2020. The MEMR has further agreed to suspend ore mining requirements until the end of 2012 to allow KKM to focus on the construction of an ore processing facility. The notice indicates that under the Work Program, KKM will be required to invest $135 million to be applied to its mining and ore processing technology during the period 2006-2020 (or around $125 million for the remaining period). Currently, the addendum to the KKM subsoil use contract is under negotiations and expected to be signed in fourth quarter 2009. KKM has received authorizations from various governmental authorities on the draft addendum; however, the addendum has not been signed due to currently occurring changes of key officials in the regulatory authorities, adoption of a new tax code and changes in the subsoil use legislation of Kazakhstan. The new addendum will also replace the existing tax regime indicated in the subsoil use contact to be in compliance with the new Tax Code regime in exchange for changes proposed by KKM. Should we fail to complete the minimum work program imposed by any of our subsoil use contracts in a given year, the MEMR could review the work program, request an update and amendment to the work program, impose fines and penalties upon us or even revoke our subsoil use contracts and licenses.

Also, as noted above, our subsoil use contract for the Kempirsai nickel and cobalt deposit and Mamyt brown coal deposit grant us commercial production rights. The Kempirsai deposit was discovered in 1938 and at its peak in the late 1980’s produced almost five million tons of ore annually. Since the mid-1990’s, however, mining activity at the deposit has been insignificant.

We currently have no processing facilities at either the Kempirsai or Gornostai deposits. We plan to construct processing facilities to process our ores at our Kempirsai deposit. On September 8, 2008 the Company announced that it has completed initial pilot testing of various technologies for processing nickel ore from its Kempirsai deposit. Based on the results of the pre-feasibility study, the Company intends to focus on the Vanyukov Process for further development of the Kempirsai deposits and construction of a nickel processing plant in Aktobe region, Kazakhstan (Kempirsai deposit). The Vanyukov Process, first developed in the 1940's in Russia, is capable of treating oxide nickel ores to form either a nickel matte (by addition of a sulphur containing compound such as pyrite) or directly to form a ferronickel alloy containing up to 20% nickel. Management expects the Company will need around $160 million to fund construction of a processing plant with the planned annual capacity of 20,000 tons of ferronickel (5,000 tons of nickel). If funding can be secured, management hopes to begin construction in 2010 and anticipates a processing plant could be operational in 2013. As we generate no revenue, we will need to raise additional capital through the sale of our equity and/or debt securities to fund plant construction.

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

As noted above, on November 3, 2009 we entered into an agreement to sale our interest in Kaznickel, which would include our rights to the Gornostai deposit to Ertis Ferronickel, an unrelated third party. The agreement is scheduled to close within 20 business days of November 3, 2009.

Liquidity and Capital Resources

At September 30, 2009 we had cash on hand of $37,377. Since inception we have generated limited revenue and we anticipate we will need to spend at least $160 million to fund construction of a processing plant before we begin to realize significant revenue from operations. Since inception we have an accumulated deficit of $35,017,455. At September 30, 2009, current liabilities exceeded current assets by $5,630,447. For some time we have been seeking sources of additional funding, but to date we have been unsuccessful in our efforts. Given the current global financial and economic condition, coupled with the significant decline in world nickel prices, we anticipate it will be difficult to secure additional funding.

As we have, to date, been unable to obtain equity or debt funding, we have been investigating the possibility of liquidating certain Company assets to allow us to continue operations while we continue to seek equity or debt funding. Due to inability of the Company to obtain equity or debt funding, partially as a result of the financial crisis impacting the global economy, on February 11, 2009 the Company executed a Memorandum of Understanding for the purchase and sale of 100% of the charter capital of Kaznickel between the Company and Ertis Ferronickel Works LLP (“Ertis”). Subject to the execution of a definitive agreement, Ertis agreed to acquire 100% of the outstanding charter capital of Kaznickel for 91,900 Kazakh tenge (approximately $630) and for repayment of $5,000,000 worth of loans owed to Bekem Metals by Kaznickel. Subsequently, the purchase price for the sale of 100% of the outstanding charter capital of Kaznickel was increased from 91,900 Kazakh tenge to 280,000 Kazakh tenge (approximately $1,867). The Memorandum of Understanding provided for an initial payment of $500,000, which was made on March 20, 2009, and payment of the remaining balance is to occur within 20 business days after the execution of a definitive agreement. Execution of a definitive agreement was subject to negotiation, due diligence investigation and approval of the transaction by the MEMR. On October 27, 2009 the Company received MEMR approval of the sale of Kaznickel to Ertis and on November 3, 2009 the Company and Ertis executed a definitive agreement for sale of 100% of the outstanding charter capital of Kaznickel to Ertis. Closing of the agreement is scheduled to occur within 20 business days of November 3, 2009.

The remaining proceeds from that sale, approximately $4,500,000 ($500,000 was received in the first fiscal quarter 2009 as an advance payment), will not provide us adequate funding to meet our minimal operational needs through the end of the current fiscal year.

After execution of the addendum to our Kempersai license, we anticipate the minimum annual work program associated with the Kempirsai deposit will be at least $6,000,000 during 2009. To address our minimal operating needs and the annual work program requirements associated with the Kempirsai deposit, we anticipate we will require approximately $7,000,000 during the remaining period of 2009. We anticipate the failure to satisfy our annual work program requirements will result in the forfeiture of our Kempirsai subsoil use contracts and licenses. We plan to continue negotiations with the MEMR to transfer the part of the 2009 investment obligations to 2010 due to significant delay in signing the new addendum. We do not know if we will be successful in shifting any portion of our 2009 obligations into 2010.

In order to meet our anticipated short fall and avoid the forfeiture of our rights to the Kempirsai deposit, we continue to seek sources of funding. We are also investigating the potential sale of other Company assets. Given the significant capital requirements associated with the construction of a processing plant and the difficulties we have faced in the current economic and financial climate in sourcing additional capital, coupled with the collapse of world nickel prices, we may even investigate the possibility of selling our interest in our wholly-owned subsidiary KKM, including its rights to the Kempirsai deposit.

The Report of Independent Registered Public Accounting Firm included in our annual report for the year ended December 31, 2008, included a going concern note. We believe nothing has occurred during the quarter that would change that guidance, nor do we anticipate that the underlying conditions will improve until we are able to obtain significant additional funding.

During the nine months ended September 30, 2009 and September 30, 2008, cash was used to fund operations as follows:

For the Nine Months Ended September 30,	2009	2008

Net cash used in operating activities	$ (698,707)	$(3,944,023)
Net cash provided by (used in) investing activities	623,868	(15,034,411)
Net cash provided by financing activities	–	19,698,150
Effect of exchange rate changes on cash	(3,428)	789
NET (DECREASE) / INCREASE IN CASH	$ (78,267)	$ 720,505

During the nine months ended September 30, 2009 net cash used in operating activities was $698,707 compared to net cash used in operating activities of $3,944,023 during the nine months ended September 30, 2008. This decrease in net cash used in operating activities primarily occurred due to reduced general and administrative costs and exploratory activities as a result of our financial difficulties.

During the nine months ended September 30, 2009 net cash received from investing activities was $623,868. By comparison, during the nine months ended September 30, 2008 we used net cash in investing activities of $15,034,411. Cash received from investing activities mainly represents an advance payment received in connection with the potential sale of Kaznickel and an advance received from Asia Invest for sale of special equipment.

During the nine months ended September 30, 2009 we did not receive any cash from financing activities. During the nine months ended September 30, 2008 net cash provided by financing activities was $19,698,150 which occurred due to loans provided to KKM under the consortium agreement.

Results of Operations

Three months ended September 30, 2009 compared to the three months ended September 30, 2008

Revenue

Because our deposits are without known reserves, we are considered to be in the exploration stage. Any revenue earned during this stage from sale of ore or brown coal is recorded against exploratory costs. We did not have any of such incidental sales during the three months ended September 30, 2009 and September 30, 2008.

General and Administrative Expenses

Our general and administrative expenses during the three months ended September 30, 2009 decreased to $716,250 from $966,815 during the third quarter 2008. This $250,565 decrease in general and administrative expenses in the third quarter 2009 was primarily the result of lower payroll expenses. During the three months ended September 30, 2009 payroll expenses decreased by approximately $168,000. We currently employ approximately 200 employees, including part- and full-time working employees and 115 employees have been sent on unpaid vacation due to our current financial difficulties. General and administrative expenses also decreased as a result of the Tenge devaluation which occurred in the beginning of February, 2009. The total estimated effect of the Tenge devaluation on our general and administrative expenses is approximately $94,000, including devaluation effect on payroll expenses of $48,000. The balance of the decrease (approximately $37,000) resulted from the reduced scope of the Company’s operations due to our current financial difficulties.

Research and Development Costs

We engaged in no research and development activities during the third quarter 2009, while during the three months ended September 30, 2008, we incurred research and development costs of $44,749 related to preparation of the pre-feasibility study on construction of a nickel processing plant at the Kempirsai deposits.

Exploratory Costs

During the three months ended September 30, 2009, due to a lack of working capital, we did no exploratory drilling at the Gornostai deposit. During the three months ended September 30, 2008 we incurred $134,251 in exploratory costs in drilling 8 test holes (all 8 test holes were in the North section of the Gornostai deposit) and chemical and other laboratory analyses of drilled samples.

During the three months ended September 30, 2009 we did not extract any ore or coal. During the three months ended September 30, 2008 we extracted 85,901 tons of ore. The ore extraction costs of $199,687 incurred during the third quarter of 2008 were included into exploratory costs since the Company is in the exploration stage.

Exploratory costs of $25,705 and $61,407 during the quarter ended September 30, 2009 and 2008, respectively, mainly represent geologists’ and other specialists’ salaries, other costs in preparation for future exploratory activities and some Kempirsai mining asset maintenance expenses.

Accretion Expense

Accretion expense increased by $8,406 to $29,743 during the three months ended September 30, 2009 compared to the same period of 2008 due to the revision of asset retirement obligations made at the end of 2008. Until we engage in mining and production, we believe accretion expense will continue at rates consistent with those realized during the quarter ended September 30, 2009.

Grant Compensation Expense

During the three months ended September 30, 2009 we recognized $72,416 in grant compensation expense for restricted stock grants issued to certain officers and key employees during the fourth quarter 2006 and the second quarter 2008 compared to $154,295 for the three months ended September 30, 2008. The reduction in grant compensation expenses has occurred due to vesting of the major part of shares granted. As a result of the vesting, we anticipate the grant compensation expense amount to decrease by approximately $36,130 next quarter.

Total Operating Expenses and Loss from Operations

Our total operating expenses and loss from operations decreased from $1,582,541 during the three months ended September 30, 2008 to $844,114 during three months ended September 30, 2009. The principal reasons for the decrease are a decrease in general and administrative expense of $250,565 due to lower payroll expenses and the effect of the Tenge devaluation during the first quarter 2009. In addition, less exploratory costs (decreased by $369,640) and no research and development costs were incurred in the third quarter of 2009 due to our current shortage of financial resources. Grant compensation expense was also lower due to vesting of a significant portion of the granted shares.

Interest Income

During the three months ended September 30, 2009, we realized interest of $377 on deposits. By comparison, during the three months ended September 30, 2008, we realized interest of $82,738 on deposits and on the note receivable from a related party.

Translation Adjustment and Exchange Gain/Loss From Remeasurement

The consolidated financial statements are presented in U.S. dollars. The functional currency of Kaznickel is U.S. dollars. The functional currency of KKM is Kazakh tenge. Results of operations are translated into U.S. dollars at the average exchange rates during the reporting period. All balance sheet accounts of KKM are translated at exchange rates on the date of the financial statements, except equity which is translated at weighted-average historical rates. The translation differences are included in stockholders’ equity as cumulative translation adjustments.

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

Exchange Gain/Loss

During the quarter ended September 30, 2009, we realized an exchange loss of $99,823 compared to an exchange gain of $14,186 during the quarter ended September 30, 2008. As with the gain/loss from remeasurement, we recognize exchange gain or loss as a result of having subsidiaries operating in foreign countries whose functional currency may or may not be the U.S. dollar. This requires us to translate results of operations from a foreign currency, in this case Kazakh tenge, to U.S. dollars at the average exchange rate, where results of operations include exchange gains or losses on the U.S. dollar monetary assets and liabilities.

Net Loss

For the foregoing reasons, during the three months ended September 30, 2009 we experienced a net loss of $812,234 compared to a net loss of $1,410,589 during the three months ended September 30, 2008. We anticipate that we will continue to experience net losses of around $900,000 per quarter until we are able to engage in significant nickel and cobalt ore extraction, processing and sales.

Nine months ended September 30, 2009 compared to the nine months ended September 30, 2008

Revenue

Because our deposits are without known reserves, we are considered to be in the exploration stage. Any revenue earned during this stage from sale of ore or brown coal is recorded against exploratory costs. During the nine months ended September 30, 2009, such incidental sales amounted to $311. By comparison, during the third quarter 2008, we realized $93,070 from the sale of ore or brown coal.

General and Administrative Expenses

Our general and administrative expenses during the nine months ended September 30, 2009 decreased to $2,127,911 from $3,312,138 during nine months ended September 30, 2008. This $1,184,227 decrease in general and administrative expenses for the nine months ended September 30, 2009 was primarily the result of lower payroll expenses. During the nine months ended September 30, 2009 payroll expenses decreased by approximately $730,000. We currently employ approximately 200 employees, including part- and full-time working employees and 115 employees have been sent on unpaid vacation due to our current financial difficulties. General and administrative expenses also decreased as a result of the Tenge devaluation which occurred in the beginning of February 2009. The total estimated effect of the Tenge devaluation on our general and administrative expenses is approximately $268,000, including devaluation effect on payroll expenses of $117,000. The balance of the decrease (approximately $303,000) has occurred as a result of the reduced scope of the Company’s operations due to our current financial difficulties.

Research and Development Costs

We engaged in no research and development activities during the nine months ended September 30, 2009. During the nine months ended September 30, 2008, we incurred research and development cost of $229,298. This amount was related to preparation of the pre-feasibility study on construction of a nickel processing plant at the Kempirsai deposits.

Exploratory Costs

During the nine months ended September 30, 2009, due to a lack of working capital as a result of our current inability to raise funds, we did no exploratory drilling. During the nine months of 2008 we completed drilling of 8 test holes (all 8 test holes were in the North section of the Gornostai deposit) to an aggregate depth of 725 meters. Approximately $241,451 was spent during this period on exploratory drilling and on chemical and other laboratory analyses of the drilled samples.

During the nine months ended September 30, 2009 we did not extract any ore or coal. During the nine months ended September 30, 2008 we extracted 85,901 tons of ore. The ore extraction costs of $199,687 were included into exploratory costs since the Company is in the exploration stage.

Also, as discussed above, because our activities are considered as exploratory, exploratory costs are reflected net of revenues earned from sale of ore or brown coal. During the nine month period ended September 30, 2009 and September 30, 2008, we realized revenue of $311 and $93,070, respectively.

The balance of exploratory costs of $62,798 and $164,659 mainly represent geologists’ and other specialists’ salaries, other costs in preparation for future exploratory activities and some Kempirsai mining asset maintenance expenses incurred during the nine months ended September 30, 2009 and 2008, respectively.

Accretion Expense

Accretion expense increased by $27,823 to $91,801 during the nine months ended September 30, 2009 compared to the same period of 2008 due to the revision of asset retirement obligations made in the end of 2008. Until we engage in mining and production, we believe accretion expense will continue at rates consistent with those realized during the nine months ended September 30, 2009.

Grant Compensation Expense

During the nine months ended September 30, 2009 we recognized $310,044 in grant compensation expense for restricted stock grants issued to certain officers and key employees during the fourth quarter 2006 and the second quarter 2008 compared to $431,450 for the nine months ended September 30, 2008. The reduction in grant compensation expenses occurred due to the vesting of a significant portion of shares granted. As a result, we anticipate the next nine months grant compensation expense amount to decrease by approximately $219,254.

Total Operating Expenses and Loss from Operations

Our total operating expenses and loss from operations decreased from $4,549,591 during the nine months ended September 30, 2008 to $2,592,243 during the nine months ended September 30, 2009. The principal reasons for the decrease are a decrease in general and administrative expense of $1,184,227 due to lower payroll expenses and the effect of the Tenge devaluation during the first quarter 2009. In addition, we incurred less exploratory costs (decreased by $450,240) and no research and development costs during the nine months ended September 30, 2009 due to our current shortage of financial resources. Also, grant compensation expenses were lower due to the vesting of a significant portion of the granted shares.

Interest Income

During the nine months ended September 30, 2009, we realized interest of $577 on deposits and interest of $74,500 on the note receivable from a related party (Latimer). By comparison, during the nine months ended September 30, 2008, we realized interest of $145,313 on deposits and on the note receivable related party.

As discussed above in the Notes to the Condensed Consolidated Financial Statements, the Company and Latimer are in the process of negotiating an addendum to the Note Agreement. Pending completion of negotiations of such addendum, accrual of interest previously accrued at a rate of 2% per annum was suspended as of March 31, 2009.

Translation Adjustment and Exchange Gain/Loss From Remeasurement

The consolidated financial statements are presented in U.S. dollars. The functional currency of Kaznickel is U.S. dollars. The functional currency of KKM is Kazakh tenge. Results of operations are translated into U.S. dollars at the average exchange rates during the reporting period. All balance sheet accounts of KKM are translated at exchange rates on the date of the financial statements, except equity which is translated at weighted-average historical rates. The translation differences are included in stockholders’ equity as cumulative translation adjustments.

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

On February 4, 2009, Kazakhstan’s National Bank dramatically devalued the Tenge, the local currency, from a range of 117-123 Tenge/U.S. dollar to 145-155 Tenge/U.S. dollar, citing the decline in oil price (oil comprises 60% of Kazakh exports), currency devaluations in Kazakhstan’s neighbors, particularly Russia, and the fledgling state of the domestic banking sector. This currency devaluation was the main cause of the exchange gain from remeasurement recognized by us during the nine months ended September 30, 2009.

Exchange Gain/Loss

During the nine months ended September 30, 2009, we realized an exchange loss of $3,967,595 compared to an exchange gain of $16,198 during the same period of 2008. As with the gain/loss from remeasurement, we recognize exchange gain or loss as a result of having subsidiaries operating in foreign countries whose functional currency may or may not be the U.S. dollar. This requires us to translate results of operations from a foreign currency, in this case Kazakh tenge, to U.S. dollars at the average exchange rate, where results of operations include exchange gains or losses on the U.S. dollar monetary assets and liabilities. The currency devaluation discussed above was the main cause of the foreign exchange loss incurred by the Company during the nine months ended September 30, 2009 and comprised mainly of the loss incurred from revaluation of advances received by KKM under the preliminary consortium agreement (approximately $3,932,455).

Net Loss

For the foregoing reasons, during the nine months ended September 30, 2009 we experienced a net loss of $4,744,581 compared to a net loss of $4,023,214 during the nine months ended September 30, 2008. We anticipate we will continue to experience net losses until we are able to engage in nickel and cobalt ore extraction, processing and sales.

Summary of Material Contractual Commitments

The following table lists our significant commitments as of September 30, 2009:

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

(2)

KKM’s work program represents estimates based on the subsoil use contract and the financial model which is attached to the working program. The current terms of the contract require us to invest up to $100,000,000 for construction of a processing plant during the contract period. Also, the estimate includes $950,000 for removal of all equipment and to remediate the property. This remediation work can be done during the term of the subsoil use contract or upon completion of the terms of the contract. On December 29, 2008 KKM received a notice from the MEMR that it has agreed to extend the term of KKM’s subsoil use contract until the year 2020. The MEMR has further agreed to suspend ore mining requirements until the end of 2012 to allow KKM to focus on the construction of an ore processing facility. The notice indicates that under the new work program, KKM will be required to invest $135 million to be applied to its mining and ore processing technology during the period 2006-2020 (or around $123.4 million for the remaining period). Currently, the addendum to the KKM subsoil use contract and new annual work program for 2009 is under negotiation and expected to be signed in fourth quarter 2009. The expected changes are not reflected in the above estimates and will be reflected when these changes are legally approved by the MEMR by signing the new addendum to the existing subsoil use contract.

(3)

In March 2008, KKM entered into a preliminary consortium agreement with two Kazakhstani companies, GRK Koitas LLP (“GRK”) and Asia-Invest Corporation LLP (“AI”), who also have exploration and production licenses near the Company's Kempirsai deposits in northwestern Kazakhstan. In connection with the preliminary consortium agreement KKM received advances of KZT 2.278 million ($18,889,956 as of December 31, 2008) from GRK, and KZT 97.4 million ($807,963 as of December 31, 2008) from AI, which were to be used for construction of a processing plant. On October 26, 2009, GRK and its shareholders requested for an offset of the amount received under the preliminary consortium agreement against the note receivable from Latimer of $15,140,828 and the return of an additional $2.5 million it contributed to the Consortium. Consequently, these advances have been classified as current notes payable to related parties. Contributions made by the parties into the consortium are accounted for in the annual work programs of these parties. Under the preliminary consortium agreement, which was amended in November 2009, the parties are obliged to jointly contribute approximately $9.2 million to be used in connection with financing the construction of the processing plant. Of this amount, KKM is obligated to contribute approximately $4.6 million.

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

As of September 30, 2009 we had no off-balance sheet financing arrangements.

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

As of the end of the period covered by this report we conducted an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2009.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes to the risk factors as previously disclosed in our annual report on Form 10-K for the year ended December 31, 2008.

Item 5. Other Information

In connection with the execution of the Money Obligations Offset Agreement, dated November 11, 2009, between KKM and GRK (the “Offset Agreement”), on September 15, 2009 Bekem Metals, KKM, GRK and Latimer Assets Inc. executed an Assignment and Assumption Agreement, dated August 13, 2009 (the “Assignment Agreement”). Pursuant to the Assignment Agreement, Bekem assigned to KKM its right to demand repayment from Latimer of a loan made by Bekem to Latimer in May 2008. The amount owed by Latimer to Bekem at the time of execution of the Assignment Agreement was 2,282,934,046 KZT, (equivalent to $15,140,828 USD on the date of the Assignment Agreement). Pursuant to the Assignment Agreement, GRK agreed to assume the repayment obligations of Latimer. Latimer is the majority interest holder of GRK.

On November 11, 2009 KKM and GRK entered into the Offset Agreement. Pursuant to the terms of the Offset Agreement, GRK and KKM agreed to partially offset 2,282,328,413 KZT (equivalent to $15,349,576 USD at the currency conversion rate of 152.690 KZT per $1 USD on November 11, 2009) owed by GRK to KKM under the Assignment Agreement against the 2,847,472,009 KZT (equivalent to $19,150,393 USD on November 11, 2009) owed by KKM to GRK in connection with advances made to the Consortium under the Joint activity agreement, dated March 3, 2008, between KKM, GRK and AI (the “Consortium Agreement”). As a result of the partial offset under the Offset Agreement, the residual debt owed by KKM to GRK under the Consortium Agreement as of November 11, 2009 was 565,143,597 KZT (equivalent to $3,800,818 USD on November 11, 2009).

On November 11, 2009 KKM, GRK and AI also executed an Addendum #2 to the Joint Activity Agreement (“Addendum #2”) to reflect certain changes in connection with the Offset Agreement. Specifically, Addendum #2 amends Clause 3.3 of the Consortium Agreement to reduce the initial capital contributions of KKM and GRK. The capital contribution of KKM is reduced from 2,333,000,000 KZT (equivalent to $15,690,362

USD on November 11, 2009) to 686,936,015 KZT (equivalent to $4,619,921 USD on November 11, 2009). The capital contribution of GRK is reduced from 2,235,600,000 (equivalent to $15,707,849 USD on November 11, 2009) to 565,143,597 (equivalent to $3,800,818 USD on November 11, 2009). Addendum #2 increases the capital contribution of AI from 97,400,000 KZT (equivalent to $655,054 USD on November 11, 2009) to 121,792,418 KZT (equivalent to $819,103 USD on November 11, 2009.) In connection with Addendum #2, the parties also agreed to extend the period for final determination of the ownership interests of the parties in the Consortium to March 1, 2010.

The descriptions of the Offset Agreement, the Assignment Agreement and Addendum #2 included in this Quarterly Report are only summaries of those documents and are qualified in their entirety by reference to the terms of the Offset Agreement, the Assignment Agreement and the Addendum #2, respectively, copies of which are attached as exhibits to this Quarterly Report.

Item 6. Exhibits

Exhibits. The following exhibits are included as part of this report:

Exhibit 10.1	Money Obligations Offset Agreement, dated November 11, 2009, between Kyzyl Kain Mamyt LLP and GRK Koitas LLP

Exhibit 10.2	Assignment and Assumption Agreement, dated August 13, 2009, between Bekem Metals, Inc., Kyzyl Kain Mamyt LLP, GRK Koitas LLP and Latimer Assets Inc.

Exhibit 10.3

Addendum #2 to Joint activity agreement <<Consortium>> (simple partnership) No. 210-03-KKM dated 03.3.2008, dated November 11, 2009, between Kyzyl Kain Mamyt LLP, GRK Koitas LLP and Asia-Invest Corporation LLP

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

BEKEM METALS, INC.

Date: November 13, 2009	/s/ Yermek Kudabayev
Yermek Kudabayev Chief Executive Officer

Date: November 13, 2009	Zhassulan Bitenov
Zhassulan Bitenov Chief Financial Officer