Form 10-K
period 2009-12-31
BEKEM METALS INC
filed 2010-04-14
CIK 1223550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended:	December 31, 2009

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from:	to

Commission File Number 0-50218

BEKEM METALS, INC.
(Exact name of registrant as specified in its charter)

Utah	87-0669131
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer I.D. No.)

149 Kyz Zhibek Street, Office 11	050020
Almaty, Kazakhstan	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number including area code:	+7 7272 279405

Securities registered pursuant to Section 12(b) of the Act:	None

Securities registered pursuant to Section 12(g) of the Act:

$.001 par value, common voting shares
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.	Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.	Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity as of June 30, 2009 was approximately $1,381,300.

As of March 31, 2010 the issuer had 125,172,011 shares of its $.001 par value common stock outstanding.

Documents incorporated by reference: None

Information Concerning Forward-Looking Statements

This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Act of 1934, as amended, that are based on our management’s beliefs and assumptions and on information currently available to our management.  For this purpose any statement contained in this annual report that is not a statement of historical fact may be deemed to be forward-looking, including statements about our revenue, spending, cash flow, products, actions, intentions, plans, strategies and objectives.  Without limiting the foregoing, words such as “may,” “hope,” “will,” “expect,” “believe,” “anticipate,” “estimate” “projected” or “continue” or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainty, and actual results may differ materially depending on a variety of factors, many of which are not within our control. These factors include but are not limited to those relating to our plan of operations including our ability to raise funds, construct a processing plant and put our property into commercial production; economic conditions generally and in the industry in which we and our customers participate; future commodity prices; competition within our industry, including competition from much larger competitors; future exploration; legislative requirements and changes and the effect of such on our business; results of operations; sufficiency of future working capital, borrowings and capital resources and liquidity and our ability to generate future cash flow and our ability to continue to meet the requirements of and maintain our rights to our properties.

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

Corporate Structure

Company History

We incorporated in the state of Utah under the name EMPS Research Corporation on January 30, 2001.  Until the end of the 2004 fiscal year, our primary business focus was the development, marketing and licensing of our patented technology for use in commercially separating nonmagnetic particulate material by building and testing a high frequency eddy-current separator (“HFECS”).

We changed our name to Bekem Metals, Inc., on March 16, 2005 following our acquisition of Condesa Pacific, S.A., a British Virgin Islands international business company (“Condesa”), and its wholly owned subsidiary Kaznickel, LLP in January 2005.  On July 24, 2006 Condesa transferred its interest in Kaznickel to Bekem, making Kaznickel a wholly-owned subsidiary of Bekem.  On October 1, 2006 Bekem sold Condesa to a third party for nominal value. With the acquisition of Kaznickel, our primary business focus shifted from the development of our HFECS technology to exploring for nickel and cobalt in Kazakhstan because the primary asset of Kaznickel was an exploration and production concession which granted Kaznickel the exclusive right to explore for nickel, cobalt and other minerals in northeastern Kazakhstan known as the Gornostayevskoye (“Gornostai”) deposit. Declining metal prices and the increasing difficulties in obtaining financing due to the global economic and credit crisis forced us to sell our interest in Kaznickel during 2009.  In November 2009 we completed the sale of our interest in Kaznickel to a third party for approximately $1,867 and for repayment of $5,000,000 worth of loans owed to Bekem by Kaznickel.

On October 24, 2005, we acquired Kazakh Metals, Inc. (“KMI”), and its wholly owned subsidiary Kyzyl Kain Mamyt LLP (“KKM”), in exchange for 61,200,000 shares of our common stock.  Under applicable accounting reporting rules, KMI was considered the accounting acquirer.

KKM holds the exclusive subsoil use contract to extract and process nickel and cobalt ore from the Kempirsai deposit, which is comprised of the Kara-Obinskoye, and Stepninskoye sections (collectively referred to as the “Kara-Obinskoye section”) and Novo-Shandashinskoye section, and brown coal from its Mamyt deposit.  Unless otherwise indicated by the context of the disclosure, the Kara-Obinskoye and the Novo-Shandashinskoye sections are collectively referred to herein as the “Kempirsai deposit.”

Business of the Company

Since acquiring Condesa and KMI in 2005 our primary business focus has been the exploration and development of the Kempirsai and, until November, 2009, the Gornostai deposits.  To date, we have mined and sold very little ore from the Kempirsai deposit and none from the Gornostai deposit.  We have no proven mineral reserves that conform to the standards established by the United States Securities and Exchange Commission (“SEC”).  We have not entered the development stage at any of our deposits, have no current production and have very little ability to generate revenue.  Since inception, we have been completely reliant upon equity financing and loans to fund our operations and have incurred an accumulated deficit of $30,229,302 through December 31, 2009.  At December 31, 2009 our current liabilities exceeded current assets by $974,506.  At December 31, 2009 we had cash on hand of $534,619.  We anticipate that cash on hand will be sufficient to meet our general and administrative expenses until approximately June 1, 2010.  As discussed in Note 1 to our Consolidated Financial Statements, our limited operating history, being at the exploration stage with respect to our mineral interests and having not started production, declines in nickel prices, and dependence upon debt or equity infusions to meet our work program requirements under our government mineral licenses, combined with the current global financial crisis, raise substantial doubt about our ability to continue as a going concern.

Because of our business and financial condition; difficulties in the broader world economy, including the recent problems in the credit markets; steep declines in world nickel prices and our inability to attract additional funding we sold our interest in the Gornostai deposit during 2009 to help raise funds to meet our ongoing expenses.

There is very little demand for our nickel ore until it has been processed and concentrated because of its low nickel content.  Currently, there is no nickel ore processing facility within the region of the Kempirsai deposit.  We have spent several years investigating processing technologies and undertaking preliminary feasibility studies (“PFS”) for the construction of a nickel ore processing facility.  Based on the results of the PFS, if we are able to secure funding, we intend to focus on the Vanyukov Process for further development of the Kempirsai deposits and construction of a nickel processing plant in the Aktobe region of Kazakhstan, where the Kempirsai deposit is located. The Vanyukov Process, first developed in the 1940’s in Russia, is capable of treating oxide nickel ores to form either a nickel matte (by addition of a sulphur containing compound such as pyrite) or directly to form a ferronickel alloy containing up to 20% nickel. The anticipated cost to construct such a processing plant with the planned annual capacity of 20,000 tons of ferronickel (5,000 tons of nickel) is approximately $160 million.

In 2008 KKM entered into a preliminary consortium agreement, subject to negotiation of the terms of a definitive agreement, with two Kazakhstani companies, GRK Koitas LLP (“GRK”) and Asia-Invest Corporation LLP (“AI”) for the purpose of jointly developing and constructing a processing plant. GRK and AI have exploration and production licenses near our Kempirsai deposit.  Because of the proximity of their deposits, the parties felt a consortium between the parties made the project more economically viable. Under the preliminary consortium agreement, KKM is considered to be the operator of the Consortium. The preliminary shares of the parties in the Consortium are the following: KKM - 50%; GRK Koitas - 40%; and AI - 10%.  Like us, GRK, AI and their shareholders have been unsuccessful raising funds to finance the Consortium due to the effects of the volatility in the world financial and nickel markets.  In 2009 GRK was successful in negotiating with the Ministry of Energy and Mineral Resources of the Republic of Kazakhstan (the “MEMR”) an extension of the investment obligations under its license to later periods. Also, in March 2010 AI obtained a similar extension of its investment obligations to later periods.  We believe the extension of GRK’s and AI’s licenses make it unlikely that the parties will finalize a definitive consortium agreement or move forward with the joint development of a processing plant.

Given our current financial condition, coupled with current and projected nickel inventories and world nickel prices over the next few years we believe our prospects for securing funding to construct a nickel ore processing plant are limited at best.  We do not expect to generate revenue from ore extraction and sales until such time as we are able to secure funding for and construct a nickel processing facility.

As discussed in more detail in the “Annual Work Programs of our Deposits” section of Item 2. Properties of this report, in order to retain our subsoil use contracts we are required to satisfy minimum work program requirements each year.  However, because of a lack of funds, KKM did not meet the $6 million annual work program requirement of the Kempirsai deposit for 2009.  During 2009 KKM invested $1.7 million in the Kempirsai deposit.  We anticipate the need to seek significant additional funding during fiscal 2010 to satisfy the 2010 Kempirsai deposit annual work program obligations (to invest up to $26.5 million) and to satisfy the obligations KKM did not meet in 2009.  Given our current financial condition, economic and credit market conditions and the state of the nickel market, our prospects for securing $30.8 million to fulfill our 2009 and 2010 obligations associated with the Kempirsai deposit are limited at best.

Because of our limited prospects for generating revenue or obtaining additional financing, we anticipate that we will be unable to fulfill the 2010 minimum work associated with the Kempirsai deposit.  It is unclear how often the Ministry of Industry and New Technologies (the “MINT”), (which was newly created in March 2010 to assume the responsibilities of the MEMR with regard to non-oil-related licenses) will review compliance with minimum annual work program requirements.  If the MINT reviews our compliance at a time when we are delinquent in meeting our requirements, we expect the MINT will take action to terminate our subsoil use contract to the Kempirsai deposit, as the MEMR did in 2007.  To avoid the loss of this contract, management plans to engage in discussions with the appropriate governmental agencies to revise the terms of its annual work program.  The government is under no obligation to negotiate with us and there is no guarantee that we can be successful in renegotiating the terms of our work program.

We may also investigate the possibility of selling our rights to the Kempirsai deposit.

KKM also did not fully meet the 2009 annual work program requirements of the Mamyt deposit to invest up to $1.8 million.  KKM invested $400,000.  However, as discussed in more detail in the “Annual Work Programs of our Deposits” section of Item 2. Properties of this report, in December 2009 KKM received a letter from the MEMR granting our request to decrease our annual work program for the period from 2009 to 2012.  We anticipate an addendum to our license memorializing the changes to the annual work program requirements to be prepared some time in April 2010.  We expect that the 2009 and 2010 annual work programs will be reduced significantly to the level that was actually spent by KKM in 2009.

Because of the lack of readily available market in Kazakhstan for low grade brown coal of the quality contained at our Mamyt deposit, historically we had planned to use coal from the Mamyt deposit primarily to provide power for our nickel processing facility.  Given the unlikelihood that we will obtain financing to construct a processing plant, we have begun to investigate potential markets and uses for our brown coal with a goal to generating revenue for the Company.

In addition to its contracts to the Kempirsai and Mamyt deposits, KKM also owns fuel tanks, locomotives, rail cars, railway cranes, bridge cranes, railway cisterns, maintenance equipment, excavators, motor graders, passenger vehicles, passenger buses, heavy dump trucks, hoppers, scales, lathes, forging hammers, presses, grinding, milling and boring machines, boilers, electrical substations, office equipment, business machines, portable communication equipment, laboratory equipment and multiple buildings.  The machinery was manufactured between 1950 and the present. The buildings were built between the 1940’s and the early 1990’s.  Much of our existing equipment and buildings will need repair and refurbishing prior to being put into active operation.  We planned to use this equipment to support our nickel mining activities at the Kempirsai deposit.  Given the unlikelihood that we will engage in nickel mining activities, we are investigating whether this equipment can be put to other uses to generate capital for the Company.  We are also investigating whether there is a market for the sale of this equipment.

Competition in the Nickel Market

Norilsk Nickel is the largest nickel producer in the world followed by CVRD, BHP Billiton Plc, Eramet Group and Xtrata.  These five companies account for approximately 60% of the world’s primary nickel production, while more than 30 medium to small size companies produce the remaining 40%.  Companies compete with each other generally across the globe and are best categorized by their size, reserve base, ore richness, production method and final product.  Competition in this industry focuses largely on price and nickel content, whether it is sold in unwrought or chemical form.  High nickel content material is sold at higher prices and is most sought after among customers.

Currently there are no nickel-producing companies in Kazakhstan although there are several companies holding exploration and/or extraction rights to nickel deposits in Kazakhstan. Currently none of these Kazakhstani companies extract nickel ore due to problems related to marketing of the ore and financing and construction of processing plants.

Tax and Royalty Scheme in the Republic of Kazakhstan

In January 2009 Kazakhstan adopted a new tax code.  The new tax code invalidates tax stability clauses in existing contracts and eliminated tax stability in future contracts.  The government has said that the stability of tax clauses was retained only for existing production sharing agreements that contained stability clauses and had undergone the mandatory tax expert evaluation and subsurface use contracts approved by the President of Kazakhstan.

The new tax code increases the taxes paid by extractive industries while lowering the general tax burden on the entire economy.  In this respect, the new tax code decreases the corporate tax rate from 30% to 20% beginning January 1, 2009.  The corporate tax rate decreases to 17.5% in 2010, and to 15% starting in 2011.  Under the draft amendments planned to be introduced to the Tax Code this year, however, the planned reductions in the corporate income tax rate may be postponed, with rate decreases being postponed to 17.5% in 2013 and to 15% starting from 2014.

The new tax code also increases the tax burden of subsurface users by introducing a new minerals extraction tax (“MET”), while canceling royalty payments.  In general, MET applies to the value of produced resources which is calculated based on “world” prices.  The current MET rate applicable to nickel is set at 6%.  Extractive companies are also liable to pay excess profit tax (“EPT”).  EPT liability arises when the ratio of aggregate annual income to deductions allowable for EPT purposes relative to operations under a specific subsurface use contract is more than 1.25 for the reporting tax period which, in most cases, is a calendar year.  The tax code provides for an incremental sliding scale of EPT rates ranging from 0% to 60% for various profit levels above the mentioned ratio. The planned amendments to the tax code this year may change the current procedure of EPT calculation.

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

During 2009 KKM received a letter from the MEMR requiring changes/addendums to the taxation provisions of its existing subsurface use contracts to make them consistent with the new tax regime.  Despite the fact that KKM’s existing subsurface use contracts include statements of stabilization of the tax regime with regard to subsurface user taxes (such as royalty, excess profit tax), the MEMR letter required the new tax regime to be applied to existing contracts beginning January 1, 2009.  In December 2009 KKM signed an addendum to the Kempirsai subsoil use contract replacing the existing tax regime indicated in the subsoil use contact to be in compliance with the new tax code regime in exchange for changes in the annual work program proposed by KKM.  A similar addendum is expected to be signed for the Mamyt subsoil use contract some time in April 2010.

Initially, the Kempirsai contract required KKM to pay royalty payments equal to 2.21% of gross ore sales.  The Mamyt brown coal contract required a royalty payment equal to nine tenths of one percent (0.9%) of gross coal sales.  Both contracts require KKM to pay an excess profits tax ranging from 4 to 30 percent based upon an internal rate of return (as defined in the contracts) ranging from 22 to 30 percent.

As of December 31, 2009, we are subject to the following taxes and royalties payable to the Republic of Kazakhstan:

Class of Tax or Royalty	Basis of Tax	Payable Period	Annual Rate
Corporate Income Tax	Profits	Monthly	20%
Social Tax	Payroll	Monthly	11%
VAT	Value added	Monthly	12%
Property Tax	Property	Quarterly	1%
Minerals Extraction Tax (ore)	Value of extracted resources	Monthly	6%
Rent Tax (brown coal)	Value of exported coal	Monthly	2.1%
Excess Profit Tax	Net income	Annually	0-60%

Employees

We currently employ approximately 148 employees, including part-time and full-time working employees and 70 employees that have been sent on unpaid vacation due to our current financial difficulties.  We hire our employees under local labor contracts complying with the governing laws of the Republic of Kazakhstan.  We anticipate the need to hire additional personnel only if operations expand.  Except for Company initiated work force reductions, we have managed to maintain turnover of our work force at a low level.  We believe that future new labor requirements can be satisfied and there is no significant risk of labor shortage.

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

Item 1A.                      Risk Factors

If We are Unable to Obtain Additional Financing in the Near Future, We May be Forced to Terminate Operations.  We have no proven mineral reserves that conform to the standards established by the SEC. Our Kempirsai and Mamyt deposits have not yet entered the development stage with respect to their mineral interests and we have no production. We have realized only limited revenue from the Kempirsai and Mamyt deposits and have very little ability to generate revenue. We do not expect this to change until a nickel ore processing plant is built and we have commenced commercial operations.  As we currently generate no revenue, we will need to raise additional capital through the sale of our equity and/or debt securities.

Our management has expended significant time and effort trying to obtain additional financing for the Company.  To date, we have been unsuccessful in securing sufficient additional financing to meet our needs.  We believe this is due to several factors.  Since inception we have incurred an accumulated deficit of $30,229,302.   At December 31, 2009 our current liabilities exceeded current assets by $974,506.  We currently generate no revenue from operations and do not anticipate that to change until such time as we are able to construct an ore processing plant.  When coupled with the difficulties in the broader world economy, including the recent problems in the credit markets, steep declines in worldwide nickel prices and volatility and downward trends in the stock market, our prospects for obtaining additional funding in the near term are limited.

If we are unable to obtain additional financing in the near future, we will have insufficient funds to satisfy our operating needs, much less to meet our annual work program obligations to ensure we retain our licenses.  If we have insufficient funds to meet our operating needs we may be forced to cease operations.

Failure to Satisfy the Terms of Our Subsoil Use Contracts Could Result in the Loss of our Contracts.  Under our subsoil use contracts we are required to satisfy our annual minimum work program requirements.  There is no guarantee that we will be able to continue to meet these commitments in the future.  If we fail to satisfy these commitments we may be subject to penalties and fines and/or the loss of our subsoil use contracts.  The cancellation of our contracts would have a material adverse effect on our business, results of operations and financial condition.  Although we would seek waivers of any breaches or seek to renegotiate the terms of our commitments in the event we do not believe we can meet such commitments, we cannot assure you that we would be successful in doing so.

Our Independent Registered Public Accounting Firm has Expressed Substantial Doubt About Our Ability to Continue as a Going Concern. As disclosed in the Report of Independent Registered Public Accounting Firm in our audited Consolidated Financial Statements, given our limited operating history, being at the exploration stage with respect to our mineral interests and having not started production, the decline in nickel prices, and dependence upon debt or equity infusions to meet our work program requirements our government mineral licenses, combined with the current global financial crisis, raise substantial doubt about our ability to continue as a going concern.  If we are unable to resolve these issues, it is unlikely we will be able to continue as a going concern.

Fluctuations in Commodity Price and Demand for Nickel and Cobalt Have and Will Likely Continue to Adversely Impact the Company. Commodity prices and demand for nickel and cobalt are cyclical and influenced strongly by world economic growth, particularly in the U.S. and Asia (notably China).  Commodity prices have significantly declined recently and prices can fluctuate widely.  Such fluctuations could have a material adverse impact on our revenues, earnings, cash flows, asset values and growth in the future.  As a result of difficult market and general economic conditions (which may be long lasting and continue to deepen), there is reduced direct and indirect demand for nickel and cobalt and these declines, if they do not reverse are expected to a material adverse impact on our future revenues, earnings, cash flows, asset values and growth.

Due to the significant reduction in nickel prices we were required to recognize an impairment of our mineral interests in 2008. According to our estimates, once we construct a nickel processing facility, we can generate positive cash flows if nickel prices are not lower than $12,000-$12,500 per ton. Nickel prices at December 31, 2008, however, fell below this level, requiring us to recognize an impairment of our mineral interests in the amount of $8,916,265.

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

In December 2008, a new subsoil use legislation of Kazakhstan was submitted to parliament, superseding legislation on oil production and exploration, mineral resources mineral management, and production sharing agreements (“PSAs”). The new subsoil use legislation of Kazakhstan, which is expected to be adopted by parliament and signed by the President in second quarter 2010 and become effective six months after its approval by parliament and the President, allows the government to annul contracts in the extractive sector if they are deemed to be harmful to Kazakhstan's economic security or national interests. The legislation also requires separate contracts for exploration and production operations, puts shorter time limits on exploration contracts, enhances the government’s authority to terminate contracts not in compliance with the law, and requires tax stability clauses in individual contracts to be approved by the President of Kazakhstan. In addition, under the terms of the legislation, no future contracts would be structured as a PSA, companies are required to establish equal terms, conditions, and pay for Kazakhstani and foreign workers, and the government would evaluate subsoil resource bids based on promised social contributions. Also, the latest draft assumes that disputes between subsurface users and the government will be settled in the courts of Kazakhstan, and does not assume international arbitration.  Disputes regarding the existing subsurface use contracts would also be settled in the courts of Kazakhstan.

In January 2009, Kazakhstan adopted a new tax code. The new subsoil use and tax legislation of Kazakhstan, which defines the framework and procedures connected with the regulation of activities of subsoil users, introduces significant changes in terms of the regulation of the activities of subsoil users, including the abolition of the existing stabilization regime for all subsoil users. The new tax code increases the taxes paid by extractive industries while lowering the general tax burden on the entire economy. Details of the new tax code are discussed above in Item 1. Business in the section entitled “Tax and Royalty Scheme in the Republic of Kazakhstan” of this report.

In February 2009 Kazakhstan’s National Bank dramatically devalued the Tenge, the local currency, from a range of 117-123 Tenge/U.S. dollar to 145-155 Tenge/U.S. dollar, citing the decline in oil price (oil comprises 60% of Kazakh exports), currency devaluations in Kazakhstan’s neighbors, particularly Russia, and the fledgling state of the domestic banking sector. We have limited confidence in the government’s ability to control prices in the near to medium term, and with the value of Tenge wages falling, purchasing power is declining.  The future effect of the devaluation is difficult to project given the present uncertainty on the currency markets and on the government’s policies regarding exchange rates and/or foreign currency regulations. Although devaluation of the local currency generally leads to reduced cost of operations, the foreign exchange rate fluctuations, as well as, the deteriorating overall economic situation in Kazakhstan increase uncertainties peculiar to long-term projects in Kazakhstan.

In April 2009, because of the global economic crisis and to support local producers, the government requested the MEMR to specify the “local content” requirements in every subsoil use contract. The current subsoil use legislation of Kazakhstan requires mining and oil companies to use local goods and services. According to these “local content” regulations, subsurface users in Kazakhstan are obligated to purchase goods and services from Kazakhstan entities, provided that the local goods meet minimum project standards, and to give preference to the employment of local personnel. Therefore, in April 2009 KKM and the MEMR signed an addendum # 3 to its nickel subsoil use contract whereby KKM is obliged to the following commitments:

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

On March 12, 2010, the Oil and Gas Ministry and a Ministry of Industry and New Technologies were created by decree of the President of the Republic of Kazakhstan.  It is expected that these two ministries will replace the MEMR.  Also, it is expected that Ministry of Industry and New Technologies will be responsible for development of the non-oil branch of the MEMR, which will include the electric power industry, mining, nuclear, and manufacturing industries.

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

Liquidity of Common Shares.  Our common stock has limited trading volume on the Over-the-Counter Bulletin Board and is not listed on a national exchange.  Moreover, a significant percentage of our outstanding common stock is “restricted” and therefore subject to the resale restrictions set forth in Rule 144 of the rules and regulations promulgated by the U.S. Securities and Exchange Commission under the Securities Act of 1933.  These factors could adversely affect the liquidity, trading volume, price and transferability of our common shares.

Item 1B.                      Unresolved Staff Comments

None.

Item 2.                                Properties

As discussed above, through our subsidiary, we hold the rights to the Kempirsai nickel and cobalt deposits and the Maymt brown coal deposit, which are located in northwestern Kazakhstan.

Location and Access to our Deposits

The Kempirsai deposit is located in the Khromtausky region of northwestern Kazakhstan, approximately 130 kilometers northeast of Aktobe, Kazakhstan and approximately 35 kilometers south of Badamsha village, Aktobe region, Kazakhstan. The Mamyt deposit is located approximately 30 kilometers east of Badamsha village, Aktobe region, Kazakhstan.  Badamsha is a village of approximately 6,000 people.  The Aktubinsk-Karabutak asphalt highway runs within 14 kilometers to the south of the nickel and cobalt deposit.  The nickel, cobalt and brown coal deposits can be accessed through a network of country roads.  The Orsk-Kandagash state railway runs nearby the Kempirsai deposit and we own 55 kilometers of our own railway.  Our railway connects our deposits to a reloading station and to a Russian railway.

Our Subsoil Use Contracts

The following table provides additional information regarding our subsoil use contracts.

Territory Name	Size of Territory	Primary Minerals	License Type	License or Contract #	License and Subsoil Use Contract Term

Kempirsai	575,756 acres	Nickel and cobalt ore	Production	MG #420 MG #426	Expires Oct, 12, 2020 unless extended.
Mamyt	116 acres	Brown coal	Production	MG #9-D	Expires Dec, 11 2018 unless extended.

The Kempirsai and Mamyt licenses are independent of one another.  The loss of one would not trigger a loss of the other.  Under our contracts we have the right to negotiate with the government for extensions of the terms of those contracts.  If we are unsuccessful in negotiating extensions, upon the expiration of our contracts our interest in and rights to those deposits terminates and reverts back to the government of the Republic of Kazakhstan, but we retain the rights to all tangible and intangible assets we acquire for exploration, extraction and production at these deposits.

For additional details regarding the terms and obligations associated with our subsoil use contracts and licenses, please see “Tax and Royalty Scheme in the Republic of Kazakhstan” in Item 1 “Business”, “Annual Work Programs of our Deposits” in this Item 2 “Properties”, “Summary of Material Contractual Commitments” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Note 3 – Property, Plant and Mineral Interests”, “Note 6 – Asset Retirement Obligations” and “Note 9 – Commitments and Contingencies” contained in the Notes to our Consolidated Financial Statements.

Annual Work Programs of our Deposits

The Kempirsai and Mamyt deposits were discovered and actively explored during the Soviet era.  In the 1980s the State Reserves Committee approved the reserves (based on Soviet standards) and approved the Kempirsai deposit for commercial production.  The Kempirsai deposit was actively mined during the 1980s and early 1990s.  Active mining ceased in 1996.

The subsoil use contracts and licenses for the Kempirsai and Mamyt deposits are production contracts and do not require us to undertake significant exploration activities.  While we do not have fixed exploration obligations, in order to retain our licenses, we are required to engage in certain activities.  Each year we must submit an annual work program to the government. The annual work program indicates the scope of exploration and/or production works and finance costs we are required to incur each year.

Our contracts and licenses call for KKM to extract the following amounts of ore from the Kempirsai deposit and brown coal from the Mamyt deposit and make the following investments in the ore mining and processing technology:

	Kempirsai (1)		Mamyt (2)
	Tons of Ore	Investments, $	Tons of Brown Coal
2009	-	6,000,000	200,000
2010	-	26,500,000	200,000
2011	-	42,000,000	200,000
2012	-	36,500,000	200,000
2013	800,000	2,400,000	200,000
2014	800,000	2,000,000	200,000
2015	1,000,000	2,000,000	200,000
2016	1,000,000	2,000,000	200,000
2017	1,500,000	1,000,000	200,000
2018	1,500,000	1,000,000	200,000
2019	1,600,000	1,000,000
2020	1,234,900	1,000,000
Total	9,434,900	123,400,000	2,000,000

(1)
In December 2008, KKM received a notice from the MEMR that it has agreed to suspend ore mining requirements until the end of 2012 to allow KKM to focus on the construction of an ore processing facility. The notice indicated that under the annual work program, KKM is required to invest $135,000,000 in its mining and ore processing technology during the period from 2006 to 2020 (or $123.4 million for the remaining period). In December 2009, KKM signed an addendum to the nickel and cobalt ore production contract memorializing the amendments to KKM’s subsoil use contract to incorporate the changes set forth in the notice received in December 2008. The above table represents extraction and investment obligations indicated in the December 2009 addendum.

(2)
In December 2009 KKM received a letter from the MEMR granting KKM’s request to decrease the coal volume production requirements of its work program from 200,000 tons per year to 5,000 tons per year for the period from 2009 to 2012. We anticipate an addendum to this license memorializing the changes to the annual work program requirements to be prepared some time in April 2010. These changes are not reflected in the above table and will be reflected when these changes are legally approved by the government by signing the new addendum to the existing subsoil use contract.

Geology and Mineralization of the Kempirsai Deposit

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

Reserves

In accordance with SEC Industry Guide 7 mineral deposits qualify as “reserves” only to the extent some part of the deposit can be economically and legally extracted or produced at the time of the reserve determination based on the bankable feasibility study.  At the present time, we have completed a preliminary feasibility study for the Kempirsai deposit and, if and when funds allow, we plan to retain Wardell Armstrong International to conduct a bankable feasibility study of our Kempirsai deposit to provide detailed information on mining, processing, metallurgical, economic and other relevant factors. Because our deposits are without known reserves, our proposed programs should be considered exploratory in nature.

Our Offices

Bekem leases approximately 400 square feet of office space located at 324 South 400 West, Suite 225, Salt Lake City, Utah 84101 for its administrative and registered office in the United States.  We pay annual rent of approximately $7,800 for this space pursuant to a lease agreement that expired in October 2009.  We are currently renting this space on a month-to-month basis at the same rate while we negotiate the terms of a new one-year lease.  We anticipate we will be successful in negotiating a new lease on terms comparable to our previous lease, but if negotiations are unsuccessful, we anticipate we will be able to find a replacement space under similar terms.

We maintain a representative office in Almaty, Kazakhstan, where we lease approximately 645 square feet of office space. The lease agreement expires on August 31, 2010. The monthly lease payment is $921. Following our policy of cutting expenses where possible, we are in the process of closing the representative office in Almaty.  We expect that the representative office will be officially closed by August 31, 2010 due to certain applicable legal requirements in Kazakhstan.

KKM rents approximately 1,796 square feet of office space in Aktobe, Kazakhstan. KKM pays approximately $1,400 per month for this space. The lease agreement expires on July 20, 2010. The agreement may be extended beyond its term upon mutual agreement of the parties.

We believe the various office spaces we rent are suitable and adequate for our needs.

Item 3.                      Legal Proceedings

We may, from time to time, be a party to ordinary routine litigation incidental to our business.  We are not currently aware of any pending, or threatened litigation or proceedings that could have a material adverse effect on our results of operations, cash flows or financial condition.

Item 4.                      Reserved

PART II

Item 5.                      Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Our shares are currently traded on the Over-the-Counter Bulletin Board ("OTCBB") under the symbol “BKMM.”  The following table presents the high and low bid quotations for the fiscal years ended December 31, 2009 and 2008.  The published high and low bid quotations were furnished to us by Pink OTC Markets Inc.  These quotations reflect inter-dealer prices without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

2009	High	Low
Oct. 1 thru Dec. 31	$0.07	$0.07
July 1 thru Sept. 30	0.12	0.02
Apr. 1 thru June 30	0.05	0.017
Jan. 1 thru Mar. 31	0.017	0.012
2008
Oct. 1 thru Dec. 31	$0.18	$0.007
July 1 thru Sept. 30	0.54	0.16
Apr. 1 thru June 30	0.54	0.54
Jan. 1 thru Mar. 31	1.01	0.54

Record Holders

As of March 31, 2010 we had approximately 156 shareholders holding 125,172,011 shares of our common stock.  The number of record holders was determined from the records of our stock transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers and registered clearing houses.

Dividend Policy

We have not declared a cash dividend on any class of common equity during the past two fiscal years.  Our ability to pay dividends is subject to limitations imposed by Utah law.  Under Utah law, dividends may not be made if, after giving it effect: a) the company would not be able to pay its debts as they become due in the usual course of business; or b) the company’s total assets would be less than the sum of its total liabilities plus the amount that would be needed to satisfy the rights of any holders of preferential rights.  Our board of directors does not, however, anticipate paying any dividends in the foreseeable future; it intends to retain the earnings that could be distributed, if any, for the operations, expansion and development of its business.

Performance Graph

We are a smaller reporting company, as defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934, and accordingly are not required to provide this information.

Recent Sales of Unregistered Securities

During the quarter ended December 31, 2009 we did not sell any unregistered securities.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Neither we, nor any affiliated purchasers, purchased any of our equity securities during the year ended December 31, 2009.

Item 6.                      Selected Financial Data

The selected consolidated financial information set forth below is derived from our consolidated balance sheets and statements of operations as of and for the years ended December 31, 2009, 2008, 2007, 2006 and 2005.  The data set forth below should be read in conjunction with “Management’s Discussion and Analysis” and the consolidated financial statements and related notes thereto included in this Annual Report on Form 10-K.

Consolidated Statements of Operations Data:	For the Years Ended December 31,
	2009	2008	2007	2006	2005
General and administrative expenses	$2,363,977	$4,068,004	$3,497,477	$2,574,591	$833,865
Research and development costs	-	240,832	296,070	389,507	131,562
Exploratory costs	124,886	763,405	1,608,479	314,270	74,050
Loss from impairment of property	556,500	8,642,958	1,043,720	-	-
Loss from operations	(3,912,546)	(14,311,699)	(6,884,436)	(3,438,711)	(1,048,562)
Interest expense	-	-	(1,018)	(1,076,013)	(260,286)
Interest income	75,853	221,084	324,976	85,337	-
Income (Loss) from Discontinued Operations
(including gain on disposal of Kaznickel
of $6,082,390 in 2009)	6,044,447	(1,777,953)	(2,361,308)	(2,533,431)	(847,541)
Net Income (Loss)	43,572	(15,348,975)	(8,701,550)	(4,951,212)	(1,271,137)
Basic income (loss) per common share	$0.00	$0.00	$(0.07)	$(0.04)	$(0.03)

Balance Sheet Data:	As of December 31,
	2009	2008	2007	2006	2005
Total current assets	$1,331,149	$16,651,082	$1,820,365	$9,711,374	$444,089
Property, plant and mineral interests, net	2,852,697	4,384,366	14,175,269	13,800,167	10,898,919
Assets of discontinued operations	-	144,764	1,007,800	1,109,949	951,248
Total assets	4,225,729	21,338,787	15,442,837	23,987,978	10,478,767
Notes payable	2,031,981	19,668,792	-	-	7,901,481
Liabilities of discontinued operations	-	1,284,228	943,521	1,106,640	1,520,661
Total liabilities	3,216,952	21,880,505	1,014,925	1,093,408	10,826,906
Total shareholders' equity (deficit)	1,008,777	(541,718)	14,492,191	22,897,879	(917,552)

Item 7.                      Management's Discussion and Analysis of Financial Condition and Results of Operations

For a complete understanding, this Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes to the Consolidated Financial Statements contained in this Annual Report on Form 10-K.

Some of the statements set forth in this section are forward-looking statements relating to our future results of operations.  Our actual results may vary from the results anticipated by these statements.  Please see “Information Concerning Forward-Looking Statements” on page 4.

Results of Operations

Comparison of the years ended December 31, 2009 and 2008

While reading this Results of Operations section, it is important to keep in mind that during most of 2009 we had insufficient financial resources to fund our activities.

During 2009 we sold our interest in Kaznickel to a third party for approximately $1,867 and for repayment of $5,000,000 worth of loans owed to Bekem Metals by Kaznickel.  We received an initial payment of $500,000 in March 2009. The balance was paid in November 2009.  As a result, the operations of Kaznickel are consolidated in our consolidated financial statements until the date we closed this transaction. The Kaznickel operations were reported in the consolidated statements of operations as income (loss) from discontinued operations.

General and Administrative Expenses

Our general and administrative expenses decreased from $4,068,004 during 2008 to $2,363,977 during 2009.  This 42% decrease was primarily the result of lower payroll expenses. During 2009 payroll expense decreased by approximately $743,000.  We currently employ approximately 148 employees, including part- and full-time working employees and 70 employees that have been sent on unpaid vacation due to our current financial difficulties.  General and administrative expenses also decreased as a result of the Tenge devaluation which occurred in the beginning of February 2009.  The total estimated effect of the Tenge devaluation on our general and administrative expenses is approximately $474,000, including the effect of devaluation on payroll expenses of approximately $276,000. The balance of the decrease (approximately $211,000) resulted from the reduced scope of our operations during 2009 due to our current financial difficulties.

Research and Development Costs

During 2008 we incurred research and development cost of $240,832, which was related to preparation of the preliminary feasibility study on the Kempirsai deposits.  During 2009 we did not incur any research and development costs.

Exploratory Costs

Our exploratory costs decreased from $763,405 during the twelve months ended December 31, 2008 to $124,886 during the twelve months ended December 31, 2009.

During the twelve months ended December 31, 2009 we extracted 2,835 tons of coals.  No ore was extracted during 2009.  By comparison, during the twelve months ended December 31, 2008, we extracted 146,107 tons of ore and 4,668 tons of coal.  The extraction costs of $44,664 and $393,018 (including stripping costs) for 2009 and 2008, respectively, were included in exploratory costs since we are in the exploration stage.

The balance of exploratory cost of $80,222 and $370,387 for 2009 and 2008, respectively, represent the cost of maintenance and repair works of KKM assets.

Loss from Impairment of Property

During 2008, due to the global financial crisis and sharp fall in nickel prices on the world market, we reassessed our assets and recognized impairment of mineral interests of $8,077,787.  According to our estimates, once we have built a processing facility that would allow us to produce a marketable product (a ferronickel alloy containing 20% nickel) we can generate positive cash flows if nickel prices are not lower than $12,000-$12,500 per ton.  Nickel prices at December 31, 2008, however, fell below this level, requiring us to recognize an impairment of our mineral interests.  We also recognized impairment for other property in the amount of $565,171 for assets used in our hydrochlorination technology pilot plant that will not be used in the Vanyukov’s technology to be used at the nickel processing plant.  Although nickel prices have improved, we have recognized an additional impairment of $556,500 in 2009 for equipment to be used in the Vanyukov’s technology. The impairment was recognized for about 40% of pilot plant cost due to our current poor financial condition.

Accretion Expense

We realized accretion expense of $52,184 during the twelve months ended December 31, 2009.  During the twelve months ended December 31, 2008 we realized accretion expenses of $10,755.  This increase in accretion expense is due to the normal increase in the asset retirement obligation balance over time.

Due to our poor financial condition and the potential likelihood that our subsoil use contract could be revoked, we estimated cost of liquidation and reclamation of the KKM mines. As of December 31, 2009 the liquidation cost was estimated to be up to $911,297, which is higher than the previously recognized asset retirement obligations by $513,971. This amount was immediately recognized in 2009.

We believe accretion expense during the upcoming fiscal year will be approximately 3.8 times higher due to revision of asset retirement obligation made for KKM in 2009.

Grant Compensation Expense

During the year ended December 31, 2009 we incurred $301,028 in grant compensation expense for restricted stock grants issued to certain officers and key employees.  The amount is less than initially expected by $45,301 due to the anticipated resignation of Zhassulan Bitenov who has been serving as our Chief Financial Officer since January 2008.  Half of the shares granted to Mr. Bitenov will not vest because he has informed the Company he intends to resign his position with the Company in April 2010, which is prior to the vesting date of one-half of his stock grant.  During 2008 grant compensation expense amounted to $585,745.  The reduction in grant compensation expense resulted from the vesting of a significant portion of shares granted in 2008 and reversal of shares granted to Mr. Bitenov which were expected to vest in 2011.  As a result, we anticipate deferred grant compensation of $6,390 to be fully expensed next year, i.e., the whole amount reported on the balance sheet as of December 31, 2009 is to be expensed next year.

Total Operating Expenses and Loss from Operations

As a result of the factors described above, our total expenses and loss from operations decreased by 73%, from $14,311,699 during fiscal 2008 to $3,912,546 during fiscal 2009.  The principal reason for this decrease is that we recognized impairment losses of $556,500 in 2009 while in 2008 loss from impairment of property amounted to $8,642,958, which occurred mainly due to the sharp fall in world nickel prices in the second half of 2008. Also, as a result of our financial difficulties, we significantly reduced the scope of our operations and recognized additional asset retirement costs of $513,971. As a result of our lack of financial resources and the Tenge devaluation, general and administrative expenses and exploratory costs in 2009 decreased by $2,342,546 compared to the prior year and we incurred no research and development costs in 2009.  We expect we will continue to generate losses until we engage in significant revenue generating activities, which most likely will not occur before we construct the nickel ore processing plant and put it into operations.

Translation Adjustment and Exchange Gain/Loss From Remeasurement

Our consolidated financial statements are presented in U.S. dollars. The functional currency of Kaznickel was U.S. dollars. The functional currency of KKM is Kazakh tenge. Results of operations are translated into U.S. dollars at the average exchange rates during the reporting period. All balance sheet accounts of KKM are translated at exchange rates on the date of the financial statements, except equity which is translated at weighted-average historical rates.  The translation differences are included in stockholders’ equity as cumulative translation adjustments.

Non-monetary assets and liabilities of the Almaty representative office, as well as the related expense accounts, are translated into U.S. dollars, using historical exchange rates and monetary assets and liabilities are translated into U.S. dollars using exchange rates on the date of the financial statements and the resulting balance sheet item differences are included in the results of operations as exchange gains/losses from remeasurement. The same approach was applied for the ten-month operations of Kaznickel before its disposal date. The exchange difference from remeasurement is commonly, but not always, positive (gain) if the average exchange rates are lower than exchange rates on the date of the financial statements and negative (loss) if the average exchange rates are higher than exchange rates on the date of the financial statements.

On February 4, 2009, Kazakhstan’s National Bank dramatically devalued the Tenge, the local currency, from a range of 117-123 Tenge/U.S. dollar to 145-155 Tenge/U.S. dollar, citing the decline in oil price (oil comprises 60% of Kazakh exports), currency devaluations in Kazakhstan’s neighbors, particularly Russia, and the fledgling state of the domestic banking sector. This currency devaluation was the main cause of the exchange gain from remeasurement recognized by us during 2009.

Exchange Loss and Gain

During 2009 we realized an exchange loss of $2,521,226 compared to an exchange loss of $22,659 during 2008.  As with the gain/loss from remeasurement, we recognize exchange gain or loss as a result of having subsidiaries operating in foreign countries whose functional currency may or may not be the U.S. dollar.  This requires us to translate results of operations from a foreign currency, in this case Kazakh tenge, to U.S. dollars at the average exchange rate, where results of operations include exchange gains or losses on the U.S. dollar monetary assets and liabilities. The currency devaluation discussed above was the main cause of the foreign exchange loss incurred by the Company during the twelve months ended December 31, 2009.

Interest Income

During the twelve months ended December 31, 2009, we realized interest income of $75,853, including $1,353 of interest earned on short-term bank deposits and $74,500 accrued on the note receivable from Latimer.  By comparison, during the twelve months ended December 31, 2008 we earned $221,084 of interest, including $54,756 of interest earned on short-term bank deposits and $166,328 accrued on the note receivable from Latimer.

Other Income, net

During the twelve months ended December 31, 2009, we realized $320,989 of other income compared to $486,064 realized during the same period of the prior year.  This amount mainly includes income from the rendering railway services and renting railway facilities.

Gain from sale of subsidiary

As discussed above, in November 2009 we sold our interest in Kaznickel.  As a result, November 3, 2009 was treated as the measurement date for accounting of the discontinued operations.  The amount of gain from discontinued operations represents mainly accumulated loss of Kaznickel written off at the measurement/disposal date less net assets and costs directly related to execution of the sale-purchase transaction.  It also includes income of approximately $1,867 received from the acquirer for Kaznickel’s charter capital.

Net Income / Loss

For all of the foregoing reasons, during the twelve months ended December 31, 2009 we experienced a net income of $43,572 compared to a net loss of $15,348,975 during the twelve months ended December 31, 2008.  We anticipate we will continue to experience annual net losses until we are able to engage in nickel and cobalt ore extraction, processing and sales.

Liquidity and Capital Resources

Since inception we have generated no revenue. Our capital resources have consisted primarily of funds we have borrowed from related and non-related parties and the sale of our equity securities and funds received from the sale of Kaznickel.  As of December 31, 2009 we had cash on hand of $534,619.  We earned net income of $43,572 for the year ended December 31, 2009 and incurred net losses of $15,348,975 for the year ended December 31, 2008 and $30,229,302 for the period from March 5, 2004 (date of inception) through December 31, 2009.  Our current liabilities exceeded our current assets by $974,506 and $3,520,764 as of the year ended December 31, 2009 and 2008, respectively.

As discussed above in Item 1 “Business” we have no proven mineral reserves that conform to the standards established by the United States Securities and Exchange Commission.  Our deposits have not yet entered the development stage and we have no production.  We have realized only limited revenue from our Kempirsai and Mamyt deposits and have very little ability to generate revenue.  We do not expect this to change until we build and begin operating a nickel ore processing plant.

Due to our lack of revenue and our inability to obtain equity or debt funding, partially as a result of the financial crisis impacting the global economy, during 2009 we sold our wholly-owned subsidiary Kaznickel LLP to a third party for approximately $1,867 and for repayment of $5,000,000 worth of loans owed to Bekem by Kaznickel.  $2,500,000 of these funds were spent for partial repayment of notes payable to related parties and $1,965,382 was used for working capital.   The proceeds from the sale will not provide us adequate funding to meet our minimal operational needs, much less fulfill the annual work program requirements associated with our deposits through the end of 2010.

Because of a lack of funds, we were unable to meet our 2009 annual work program requirements to invest up to $6 million into development of the Kempirsai deposit and a processing plant.  We anticipate the need to seek significant additional funding during fiscal 2010 to satisfy our 2010 annual work program obligations (to invest up to $26.5 million) and to satisfy the obligations we did not meet in 2009.  We also anticipate the need for up to $400,000 to satisfy the 2010 work program requirements associated with our Mamyt deposit if we are successful in negotiations with the government to reduce the 2009 annual work program to the level that was actually spent in 2009.  There is no assurance that we will be able to obtain additional funding on favorable terms, or at all.  If we are unsuccessful in obtaining additional funding during 2010, we will likely have insufficient funds to continue operations.

Because of our limited prospects for generating revenue or obtaining additional financing, we anticipate that we will not be able to fulfill the 2010 minimum work associated with the Kempirsai deposit.  If we fail to satisfy our minimum work program requirements, we expect the government will take action to terminate our subsoil use contract to the Kempirsai deposit, as they did in 2007.  To avoid the loss of this contract, management plans to engage in discussions with the appropriate governmental agencies to revise the terms of its annual work program.  However, the government is under no obligation to negotiate with us and there is no guarantee that we can be successful in renegotiating the terms of our work program.

Cash Flow

During the 2009 and 2008 fiscal years, cash was primarily used to fund operations.  See below for additional discussion and analysis of cash flow.

December 31,	2009	2008

Net cash used for operating activities	$(2,151,169)	$(5,185,567)
Net cash from investing activities	5,007,050	(15,153,828)
Net cash from financing activities	(2,500,000)	19,698,150
Effect of exchange rate changes on cash	63,094	(54)
NET INCREASE (DECREASE) IN CASH	$418,975	$(641,299)

In fiscal 2009 net cash used in operating activities was $2,151,169, compared to net cash used in operating activities of $5,185,567 in fiscal 2008.  This decrease in net cash used in operating activities primarily occurred due to reduced exploratory activities as a result of the financial difficulties we have experienced.

Net cash provided by investing activities during the twelve months ended December 31, 2009 was $5,007,050.  The cash inflow was primarily comprised of the amount received as a repayment of loans under a sale-purchase agreement of our subsidiary, Kaznickel. By comparison, during the twelve months ended December 31, 2008, we used net cash in investing activities of $15,153,828. The cash outflows in investing activity during the twelve months ended December 31, 2008 mainly occurred due to the loan provided to Latimer, one of the owners of the other parties to the consortium.

Net cash used for financing activities during twelve months ended December 31, 2009 was $2,500,000 compared to net cash provided by financing activities of $19,698,150 in fiscal 2008.  This net cash used for financing activities in 2009 was a payment of $2,500,000 under the preliminary Consortium agreement. The 2008 cash inflow occurred due to proceeds received by KKM under the preliminary Consortium agreement.

Summary of Material Contractual Commitments

The following table lists our significant commitments as of December 31, 2009:

		Payments due by Fiscal Year
Contractual Commitments	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
KKM’s work programs (1) (2)	$123,400,000	$32,500,000	$78,500,000	$4,400,000	$8,000,000
Operating leases	35,635	35,635	-0-	-0-	-0-
Total	$123,435,635	$32,535,635	$78,500,000	$4,400,000	8,000,000

(1)
The current terms of the Kempirsai contract require KKM to invest $135 million to be applied to its mining and ore processing technology during the period 2006-2020 (or around $123.4 million for the remaining period). Also, the estimates include $950,000 for removal of all equipment and to remediate the property.  This remediation work can be done during the term of the subsoil use contract or upon completion of the terms of the contract.

(2)
In March 2008 KKM entered into a preliminary consortium agreement with two Kazakhstani companies, GRK Koitas LLP (“GRK”) and Asia-Invest Corporation LLP (“AI”), who also have exploration and production licenses near the Company’s Kempirsai deposit in northwestern Kazakhstan.  Under the preliminary consortium agreement, which was amended in November 2009, the parties are obliged to jointly contribute approximately $9.2 million for financing the construction of the processing plant. Of this amount, KKM is obligated to contribute approximately $4.6 million. Contributions made by the parties into the consortium are accounted for in the annual work programs of these parties. As of December 31, 2009 contributions of GRK equal KZT 192 million ($1,293,565) and contributions of AI equal KZT 122 million ($820,925), which were to be used for construction of a processing plant.

For more information regarding this requirement please see the “Annual Work Programs of our Deposits” section of Item 2 “Properties”.

Off-Balance Sheet Financing Arrangements

As of December 31, 2009 and 2008 we had no off-balance sheet financing arrangements.

Recent Accounting Pronouncements

For details of applicable new accounting standards, please, refer to Note 1 to our Consolidated Financial Statements.

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

Commodity Price Risk

Historically, nickel and cobalt prices have been subject to significant volatility in response to changes in supply, market uncertainty and a variety of other factors beyond our control.  Nickel and cobalt are likely to continue to be volatile in the future and this volatility makes it difficult to predict future price movements with any certainty.  As a result, commodity price fluctuations affect our ability to borrow funds or raise additional capital because declines in nickel and cobalt prices would reduce the revenues we could earn if we begin commercial production.  Commodity prices for nickel and cobalt have a material effect on our business and financial condition.

Foreign Currency Risk

Our functional currency is the U.S. dollar.  Our Kazakhstani subsidiary KKM uses the Kazakh tenge as its functional currency.  To the extent that business transactions in Kazakhstan are denominated in the Kazakh tenge we are exposed to transaction gains and losses that could result from fluctuations in the U.S. dollar—Kazakh tenge exchange rate. When the U.S. dollar strengthens in relation to the Kazakh tenge, the U.S. dollar-reported expenses will decrease. We do not engage in hedging transactions to protect us from such risk.

Our foreign-denominated monetary assets and liabilities are revalued on a monthly basis with gains and losses on revaluation reflected in net income. A hypothetical 10% favorable or unfavorable change in foreign currency exchange rate at December 31, 2009 would have affected our net income by approximately $180,000.

Item 8.                      Financial Statements and Supplementary Data

See Consolidated Financial Statements listed in the accompanying index to the Consolidated Financial Statements on Page F-1 herein.

Item 9.                      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

During the fiscal year ended December 31, 2009 there were no changes in and disagreements with our independent registered public accounting firm on accounting and financial disclosure.

Item 9A(T).               Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2009. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2009, our disclosure controls and procedures were effective in (1) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and (2) ensuring that information disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework. Based on this assessment, our management concluded that as of December 31, 2009, our internal control over financial reporting is effective based on those criteria.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.                      Other Information

None.

PART  III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth as of March 31, 2010 our directors and executive officers, promoters and control persons, their ages, and all offices and positions held.  Directors are elected for a period of one year and thereafter serve until their successor is duly elected by the stockholders and qualified.  Officers and other employees serve at the will of the board of directors.

Name of Director or Executive Officer	Age	Positions with the Company	Director Since	Officer Since

Yermek Kudabayev	40	Chief Executive Officer, President and Director	December 2007	April 2006

Zhassulan Bitenov	33	Chief Financial Officer		January 2008

James Kohler	63	Independent Director	May 2006

Timothy Adair	46	Independent Director	May 2006

Valery Tolkachev	42	Independent Director	May 2006

Nurlan Tajibayev	62	Vice President of Metallurgy and Director	October 2006	October 2006

Dossan Kassymkhanuly	42	Vice President and Director	August 2007	August 2007

The above individuals currently serve as the Company’s officers and/or directors.  A brief description of their background and business experience follows:

Yermek Kudabayev. In December 2007, the Company’s board of directors appointed Yermek Kudabayev as the Chief Executive Officer, President of the Company and Chairman of the board of directors. Mr. Kudabayev served as the Company’s Chief Financial Officer from April 2006 until December 2007 and as interim Chief Executive Officer and interim President from May 2007 to December 2007. Mr. Kudabayev earned a Bachelors degree in Engineer-Economics from the Moscow Institute of Steel and Alloys in 1993. He earned an MBA degree from the Kazakhstan Institute of Management, Economics and Strategic Research in 1996. Mr. Kudabayev is a past member of the Association of Chartered Certified Accountants, an international accountancy body. He was issued a Certified Accounting Practitioner Certificate from the International Counsel of Certified Accountants and Auditors in 2002. He has been a Kazakhstani Certified Accountant since 1998 and a Certified Kazakhstani Auditor since 2000. Prior to joining the Company in 2006, Mr. Kudabayev served as the Finance Director for Kazkhoil Aktobe LLP from 2003 to April 2006. As the Finance Director, Mr. Kudabayev was responsible for budgeting, planning, cash flow forecasting and management, strategic research accounting, taxation and reporting. From 2002 to 2003, Mr. Kudabayev served as the Director of the Astana, Kazakhstan office of Ernst & Young, where he was responsible for auditing and coordination of projects in the Astana, Karaganda and Pavlodar regions of Kazakhstan. From 1997 to 2002, Mr. Kudabayev worked for Arthur Andersen as a Senior Auditor and as a Manager. Mr. Kudabayev was appointed the Chief Financial Officer of Bekem Metals, Inc. in April 2006. Mr. Kudabayev is not currently, nor has he in the past five years been, a director or nominee of any other SEC registrant.

Zhassulan Bitenov.  In January 2008, Mr. Bitenov accepted appointment as the Company’s Chief Financial Officer. In 1999, Mr. Bitenov earned a Masters of Arts in Economics from Kazakhstan Institute of Management, Economics and Strategic Research in Almaty, Kazakhstan, with a specialization in international economics. He earned a Bachelors degree in International Economics from the International Kazakh –Turkish University in Turkestan, Kazakhstan in 1997. Mr. Bitenov passed the U.S. CPA exam in 2001. Mr. Bitenov served in various positions with the Almaty office of the accounting firm of Ernst & Young from November 2001 to October 2003 and from December 2004 through December 2007. While at Ernst & Young, Mr. Bitenov worked as a Senior auditor, Audit manager and Senior manager. Among other things, he was responsible for clients’ audits, preparation of audit reports, management of current engagements and negotiations with clients. From October 2003 to April 2004, he served as the Vice President of JSC AstanaEnergoService where he was responsible for the daily management and supervision of several company departments including the accounting, planning, sales, legal and marketing departments. From June 2004 to December 2004, he served as the finance director of JSC Interfarma-K. Mr. Bitenov is not currently, nor has he in the past five years been, a director or nominee of any other SEC registrant.  In December 2009 Mr. Bitenov informed the Company of his intent to resign as the Company’s Chief Financial Officer in April 2010.

James F. Kohler.  Mr. Kohler received a B.S. in geology in 1970 and an M.S. in geology in 1980 from Utah State University.  Mr. Kohler is currently self-employed as a geological consultant.  From 2001 through 2008 Mr. Kohler was employed with the U.S. Bureau of Land Management in Salt Lake City, Utah.  Prior to leaving the BLM, Mr. Kohler was serving as the Branch Chief of Solid Minerals in Salt Lake City, where he oversaw all mining activity on public lands within the State of Utah. He began working at the U.S Bureau of Land Management in 1988 as a Senior Geologist, providing geologic support for all federal solid mineral leasing actions to establish a basis for economic evaluation of leasing tracts. From 1987-1988, Mr. Kohler served as Senior Geologist with the Utah Office of High Level Nuclear Waste in Salt Lake City, Utah, where he provided oversight for high-level nuclear waste repository characterization in Nevada, Texas, and Washington. From 1981-1986, he was the senior geologist and Manager of coal development and mining geology for Anaconda Minerals/ARCO Coal Company in Denver, Colorado supervising geologic support for operating coal mines and acquisitions in the U.S., Indonesia and China. From 1977 to 1981, Mr. Kohler was a Supervisory Geologist with the U.S. Geological Survey in Salt Lake City, Utah. In 2000, Mr. Kohler was awarded the Utah Governor's Medal for Science and Technology. Mr. Kohler is not currently, nor has he in the past five years been, a director or nominee of any other SEC registrant.

Timothy Adair.  Mr. Adair received a Masters in Business Administration (MBA) from Brigham Young University, located in Provo, Utah, in 1990.  Mr. Adair also received a Bachelors of Science from the same university in Mechanical Engineering with a minor in Mathematics in 1988.  Since 2005, Mr. Adair has been principally engaged as the Owner/President of Cube Office Designs located in Salt Lake City, Utah where he has successfully transferred company ownership and management.  Mr. Adair also acted, since 2005, as an Internal Human Resources Consultant for Avalon Health Care specializing in Affirmative Action/Equal Opportunity Employment and Financial Analysis.  Prior to purchasing Cube Office Designs, from 1989 through 2004, Mr. Adair was principally engaged as the Human Resources Productivity / Efficiency Manager with Intermountain Health Care (IHC) of Salt Lake City, Utah. IHC is a health care provider with 25,000+ employees and annual revenue of 2.5 + billion USD. While with IHC Mr. Adair consistently implemented cost savings improvements, such as the standardizing and automating of employee transactions which resulted in annual savings of $200k. Mr. Adair is also a licensed real estate agent and has been an avid real estate investor and property manager since 1989 as a partner of ADLAW. Mr. Adair was a member of the Oracle Applications User Group (OAUG) and the Intermountain Compensation and Benefits Association (ICBA). Mr. Adair is not currently, nor has he in the past five years been, a director or nominee of any other SEC registrant.

Valery Tolkachev.  Since March 2009, Mr. Tolkachev been employed with Maxwellbank in Moscow, Russia, where he serves as the Deputy CEO. From 1991 to 2009, Mr. Tolkachev served in various positions with various employers including Slaviansky Bank, UniCreditAton, MDM Bank, InkomBank, InkomCapital and others.  Mr. Tolkachev graduated with Honors from the High Military School in Kiev, USSR in 1989.  In 2005, he completed his studies at the Academy of National Economy, as a qualified lawyer.  Mr. Tolkachev also serves as a director of Caspian Services, Inc., and BMB Munai, Inc.  Both are SEC registrants.

Nurlan Tajibayev.  Mr. Tajibayev has worked in the metallurgy industry since earning a Bachelors degree in Engineer-Metallurgy from the Kazakh State Technical University in 1973. Prior to joining Bekem Metals, Mr. Tajibayev served as the Executive Director of Kyzyl Kain Mamyt, LLP, a wholly-owned subsidiary of Bekem Metals. Before joining Kyzyl Kain Mamyt in 2003, Mr. Tajibayev served as Chairman of Canat UK Ltd., a supplier of metallurgical equipment from Europe and the United States to Kazakhstan, for six years. Mr. Tajibayev also spent twenty years serving in various capacities, including Senior Engineer, for Aktyubinsk Ferroalloys Plant and President of Kazchrome Corporation. Mr. Tajibayev is not currently, nor has he in the past five years been, a director or nominee of any other SEC registrant.

Dossan Kassymkhanuly. In August 2007, the board of directors appointed Mr. Kassymkhanuly as a director. The board also appointed Mr. Kassymkhanuly as a vice-president of the Company. Mr. Kassymkhanuly served as the Business Manager for Gauhar-Tas Centre from December 1992 to February 1999. Gauhar-Tas Centre was engaged in foreign-economic activity with China, including exportation of non-ferrous metals and importation of building materials and mining engineering. From February 1999 to November 2003, Mr. Kassymkhanuly served as Director of the Semey FPG JSC regional office in Ust-Kamenogorsk. He was responsible for coal sales in Eastern Kazakhstan.  Mr. Kassymkhanuly also took part in the development of the Gornostai nickel-cobalt deposit, as well as in the pilot industrial smelting for ferronickel at the Pavlodar tractor plant. He was also responsible for negotiations with the Geology Committee of the Ministry of Energy and Mineral Resources of the Republic of Kazakhstan, including overseeing amendments and addendums to contracts for subsoil use. Mr. Kassymkhanuly chairmanned a group on implementation of new technology. In particular, he took part in the construction project for a briquette plant to produce briquette coal at the Karazhira coal deposit, Eastern Kazakhstan. Mr. Kassymkhanyly served as the Director of the Representative Office of Kaznickel LLP in Astana, Kazakhstan from March 2004 to August 2007. In that position he was primarily responsible for negotiations with various government entities and committees on behalf of Kaznickel. Mr. Kassymkhanuly also served as a member of the board of directors of Bekem Metals, Inc. from August 2005 to October 2006. Mr. Kassymkhanuly earned a degree in Engineer-Construction from Semipalatinsk College of Civil Engineering in 1989. He earned a Bachelors degree in Engineer-Economics from the Eastern Kazakhstan Technical University in 2002. At present, he is a candidate for a PhD degree in Engineering Sciences at the Semey State Institute. Mr. Kassymkhanuly is not a director or nominees of any other SEC registrant.  Other than serving as a director of Bekem Metals, Mr. Kassymkhanuly has not been a director or nominees of any other SEC registrant during the past five years.

When determining whether it is appropriate for a director to serve on the board of directors, the Company focuses primarily on the information provided in each of the director’s individual biographies set forth above and its knowledge of the character and strengths of the sitting directors. With regard to Mr. Kudabayev, the Company considered his experience as the Company’s chief executive officer and former chief financial officer, as well as his strong accounting, audit and financial budgeting background.  With regard to Mr. Kohler, the Company considered his years of service with the United States Bureau of Land Management as the Director of Solid Minerals in Utah, where he oversaw all mining activities in the State of Utah, as well as his more than 30 years experience as a geologist. With regard to Mr. Adair, the Company considered his experience as a Human Resource Productivity/Efficiency Manager for a $2.5 billion a year in revenue, 25,000+  employee, health insurance company, as well as his experience in running his own company.   With regard to Mr. Tolkachev, the Company considered his extensive investment experience and his related finance and banking background.  With regard to Mr. Tajibayev the Company considered his extensive experience in the metallurgy industry in Kazakhstan, as well as his experience as the Executive Director of the Company’s subsidiary KKM.  With regard to Mr. Kassymkhanuly, the Company considered his extensive experience with the Gornostai development and his experience and strong relationships within the mining industry in Kazakhstan.

Board Leadership Structure and Risk Oversight

The board of directors has chosen to combine the principal executive officer and board chairman positions and has not appointed a separate lead director.  Mr. Yermek Kudabayev has served as the principal executive officer and board chairman since December 2007.  At the present time, the independent directors believe that Mr. Kudabayev’s in-depth knowledge of our operations and vision for its development make him the best-qualified director to serve as Chairman.

The board of directors is responsible for consideration and oversight of risks facing the Company, and is responsible for ensuring that material risks are identified and managed appropriately.  The board of directors administers its oversight functions by reviewing the operations of the Company, by overseeing the executive officers’ management of the Company, and also oversees related party transactions, requiring pre-approval of any such transactions with the Company.

Family Relationships

There are no family relationships among any of our executive officers and/or directors.

Involvement in Certain Legal Proceedings

During the past ten years none of our executive officers, directors or persons nominated to become a director has been involved in any of the following events that could be material to an evaluation of his ability or integrity, including:

(1) Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

(2) Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting the following activities:

(i)  Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity poll operator, floor broker, leverage transaction merchant, and other person regulated by the Commodity Futures Trading Commission (“CFTC”), or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliate person, director or employee of any investment company, bank savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

(ii) Engaging in any type of business practice; or
(iii) Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws.

(4)  Being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the rights of such person to engage in any activity described in (3)(i) above, or to be associated with persons engaged in any such activity.

(5)  Being found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not be subsequently reversed, suspended or vacated.

(6)  Being found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended, or vacated.

(7)  Being the subject of, or a party to any Federal or State judicial or administrative order, judgment, decree or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

(i) Any Federal or State securities or commodities law or regulations; or

(ii) Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order;  or

(iii) Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(8)  Being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26)))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Nominating Committee

Given the small size of the Company, we do not have a standing nominating committee or nominating committee charter.  Instead, the full board of directors performs the functions that would be performed by a nominating committee.

The procedures by which our security holders may recommend nominees to the Company’s board of directors have not changed during the current fiscal and are the same as reported in our Annual Report on Form 10-K for the year ended December 31, 2008, which was filed with the SEC on April 15, 2009.

Board Diversity

While we do not have a formal policy regarding the consideration of diversity in identifying and evaluating potential director candidates, the board considers the interplay of a candidate's knowledge, expertise, skills and experience with that of the other members of the board of directors in order to build a board of directors that is effective, collegial and responsive to the needs of the Company. We believe this analysis results in a board of directors that is diverse in knowledge, expertise, skills, experience and viewpoint.

Our board may establish committees from time to time to facilitate our management.

Compliance with Section 16(a) of the Exchange Act

Directors, executive officers and holders of more than 10% of our outstanding common stock are required to comply with Section 16(a) of the Securities Exchange Act of 1934, which requires generally that such persons file reports regarding ownership of and transactions in securities of the Company on Forms 3, 4, and 5.  Based solely on management’s review of these reports during the year ended December 31, 2009, it appears that GLG Partners LP, a greater than 10% shareholder of the Company, filed a Form 4 disclosing the sale of all its shares of our common stock several days late.  To date, the acquirer(s) of the shares held by GLG Partners have not made any Section 16(a) filing disclosing their acquisition of the shares.  It also appears the Mirbulat Abuov, White Hill Trust and Central Asian Metals, Inc. who jointly hold greater than 10% of the outstanding common stock of the Company, late filed an amended Form 4 disclosing three transactions in shares of our common stock.

Code of Ethics

Our board of directors has adopted a code of ethics that applies to all of our officers and employees, including our principal executive officer, principal financial officer, principal accounting officer, controller and persons performing similar functions.  Our code of ethics is posted on our website which can be found at www.bekemmetals.com.

Item 11.                      Executive Compensation

Compensation Discussion and Analysis

We do not have a standing compensation committee. Our Chief Executive Officer (“CEO”) makes recommendations to our board of directors regarding employee benefit programs and officer and employee compensation. Historically, our CEO has not made recommendations to the board of directors regarding his own compensation, although we have no policy prohibiting the CEO from doing so. Our board of directors may seek input from the CEO as to his compensation, but CEO compensation must be approved by a majority of our board of directors. Currently our CEO is a member of our board of directors.  Our CEO does not vote on any matter relating to his own compensation.

Objectives and philosophy of our executive compensation program

The primary objectives of our executive compensation programs are to:

•	attract, retain and motivate skilled and knowledgeable individuals;
•	ensure that executive compensation is aligned with our corporate strategies and business objectives;
•
promote the achievement of key strategic and financial performance measures by linking short-term and long-term cash and equity incentives to the achievement of measurable corporate and individual performance goals; and

•	align executives’ incentives with the creation of stockholder value.

To achieve these objectives, our CEO and board of directors evaluate our executive compensation program with the objective of setting compensation at levels they believe will allow us to attract and retain qualified executives.  In addition, a portion of each executive’s overall compensation may be tied to key strategic, financial and operational goals set by our board of directors.   We have also provided a portion of our executive compensation in the form of equity awards that vest over time, which we believe helps us retain our executives and align their interests with those of our stockholders by allowing the executives to participate in our longer term success as reflected in asset growth and stock price appreciation.

Components of our executive compensation program

At this time, the primary elements of our executive compensation program are:

•	base salaries;
•	non-equity incentive compensation;
•	bonuses;
•	equity incentive awards; and
•	benefits and other compensation.

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

Named executive officers

The following table identifies the persons who, during the 2009 fiscal year, served as our principal executive officer, and our most highly paid executive and non-executive officers whose total compensation exceeded $100,000 during fiscal 2009.  For purposes of this compensation disclosure and analysis only, such individuals are referred to herein as the “named executive officers.”

Name	Corporate Office

Yermek Kudabayev	Chief Executive Officer, President and Chairman of the Board of Directors(1)(2)
Zhassulan Bitenov	Chief Financial Officer(3)
Dossan Kassymkhanuly	Vice President and Director(2)

(1)	In December 2007, Mr. Kudabayev was appointed Chief Executive Officer, President, a director and as Chairman of the Board of Directors.
(2)
Mr. Kudabayev and Mr. Kassymkhanuly have served as members of the board of directors and received no compensation for services rendered as a director.  All compensation amounts paid to these individuals was paid as compensation for services rendered as an employee of the Company.

(3)	Mr. Bitenov joined the Company and was appointed Chief Financial Officer of the Company in January 2008.

Employment agreements

We maintain employment agreements with each of the named executive officers.  The employment agreement we have with Mr. Kassymkhanuly is the standard statutorily required employment agreements for all employees in the Republic of Kazakhstan.  These employment agreements are limited in their terms and primarily provide for statutory requirements related to the rights of employees, base salary, payment of income and social taxes and pension fund obligations.

We maintain more detailed employment contracts with Mr. Kudabayev and Mr. Bitenov.  As discussed in more detail below, in addition to base salary and payment of income and employment-related taxes, these employment agreements cover a range of other components of the executive’s compensation package.

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

The board did not consider salary increases for any of the named executive officers during fiscal years ended December 31, 2009 and 2008.

Nonequity incentive compensation

From time to time we may make cash awards to our employees, including the named executive officers.  Such awards may be designed to incentivize employees over a specified period of time pursuant to pre-established, performance-based criteria, the accomplishment of which is substantially uncertain at the time the criteria are established.  In the event this type of cash award were made, it would be reflected in the “Summary Compensation Table” under a separate column entitled “Nonequity Incentive Plan Compensation.”  We may use non-equity incentive compensation to incentivize our employees.  The criteria for earning such non-equity incentive bonuses may be based on corporate financial performance measures that would be developed by our board of directors at the time such non-equity incentive plan is established.  Our board has discretion to determine the applicable performance measures and the appropriate weighting of such measures at the time it establishes any non-equity incentive plan.  Our board of directors did not establish a non-equity incentive compensation plan during the fiscal year ended December 31, 2009 and no non-equity incentive compensation was awarded during the year.

Bonuses

We may also make cash awards to employees that are not part of any pre-established, performance-based criteria.  Awards of this type are completely discretionary and subjectively determined by our board of directors at the time they are awarded.  Such awards are reported in the “Summary Compensation Table” in the column entitled “Bonus.”  Our board of directors did not award any bonuses during fiscal years ended December 31, 2009 and 2008.

Equity incentive compensation

Our equity award program is the primary vehicle for offering long-term incentives to our named executive officers.  Our equity awards have typically been made in the form of restricted stock grants.  We believe that equity grants provide our named executive officers with a direct link to our long-term performance, create an ownership culture and align the interests of our executives and our stockholders.  In the past, we have included a restricted stock grant award as part of the executive employee’s compensation package at the time we hire the individual.  We do not use a formula to determine the size of our restricted stock grants.  This determination is left to the discretion of the board of directors and is made on a case-by-case basis, although the board does consider past awards in making such determination.  Historically, these restricted stock awards have vested over time, typically three years, with one-quarter vesting in each of the first two years and the final one-half vesting in the third year.  Vesting of such awards has typically been contingent on some performance measure directly tied to the responsibilities of the employee, and may also be tied to certain Company landmark events.  Should those vesting requirements not be met, the associated shares would not vest to the individual without further review of the vesting conditions and performance of the named executive by the board of directors.  Should the individual leave employment with the Company for any reason, any shares that have not vested at that time shall be forfeited back to the Company.  While pecuniary interest in and the right to dispose of the shares awarded under our restricted stock grants does not vest to the individual until he has satisfied the vesting conditions, the individual is allowed to vote all of the shares included in the grant and to  enjoy all the other benefits associated with ownership of the shares.  We believe the vesting features further our objective of executive retention because this feature provides an incentive to our executives to remain in our employ during the vesting period.

As a result of general market and economic conditions and the Company’s performance during the 2009 fiscal year, the board of directors did not award any equity incentive compensation during the 2009 fiscal year.

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

Under all of our employment agreements we agree to pay all income and social taxes and government pension fund payments due under the applicable laws of Kazakhstan for our named executive officers.  This does not include the officer’s home base income or other taxes in the case of expatriates.

Income tax

As is the custom in Kazakhstan, we pay the income taxes of our employees, including the named executive officers.  The income tax rate for individuals in Kazakhstan is currently 10%.

Social tax

We make payments of mandatory Kazakhstani social taxes at rate of 11% of an employee’s wages.  These costs are recorded in the period when they are incurred and presented as salary related tax expense in the income statement.

Summary Compensation Table

The table below summarizes compensation paid to or earned by our principal executive officer and our two most highly compensated executive officers in addition to our principal executive officer, who we refer to collectively as our “named executive officers.”  Except for the listed named executive officers, we had no other employee whose total compensation exceeded $100,000 during the year ended December 31, 2009.

Name and Principal Position	Year	Salary(1)	Stock Awards(2)	All Other Compensation	Total

Yermek Kudabayev(3)	2009	$160,600	$ 0	$47,612	$208,212
CEO, President and Director	2008	$180,000	$ 30,674	$53,161	$263,835

Zhassulan Bitenov(4)	2009	$98,200	$ 0	$31,325	$129,525
CFO	2008	$108,000	$306,743	$30,985	$445,728

Dossan Kassymkhanuly	2009	$101,300	$ 0	$31,498	$132,798
Vice-President and Director	2008	$120,000	$ 0	$34,024	$154,024

(1)
The legislation of the Republic of Kazakhstan requires reflecting the base salaries in standard statutorily required employment agreements and making payments of the salaries and other compensations in Tenge, the local currency. As a result, the base salary amounts indicated in the employment agreements are in Tenge at the fixed exchange rate of 127 Tenge/US Dollar which was adopted in 2005 when the representative office in Kazakhstan was established while the table above represents US Dollar amounts at the actual rates at the date of payments. On February 4, 2009 Kazakhstan’s National Bank dramatically devalued the Tenge, from a corridor of 117-123 Tenge/US Dollar to 145-155 Tenge/US Dollar. As a result of the devaluation, the US Dollar value of base salaries decreased accordingly. However, because of financial difficulties due to global financial crisis, the management decided not to increase base salaries in order to reflect the US Dollar value prior to the Tenge devaluation.

(2)
Represents the dollar amount recognized for financial statement reporting purposes in accordance with ASC Topic 718 with respect to restricted stock grants awarded on March 25, 2008.  The restricted stock grants were valued at $0.80 per share, which represented the closing market price for our common stock on the date of grant. The grant date fair value is based on the probable outcome of the performance condition, determined as of the grant date.  The 2008 award values were recalculated from amounts shown in prior annual reports and/or proxy statements to reflect their grant date fair values, as required by SEC rules effective for 2010.

(3)
On March 25, 2008, the restricted stock grant of 383,429 awarded to Mr. Kudabayev in October 2006 was increased by 38,343 shares to 421,772.  The restricted stock grant vested as follows:  95,857 shares vested in April 2007; 115,029 shares vested in April 2008.  The final 210,886 shares vested in April 2009.

(4)
On March 25, 2008, Mr. Bitenov was awarded a restricted stock grant of 383,429 shares, which vest as follows: 95,857 shares on January 3, 2009; 95,857 shares on January 3, 2010 and 191,715 shares on January 3, 2011.  Vesting of Mr. Bitenov’s stock grants is contingent upon the Company timely filing its reports with the U. S. Securities and Exchange Commission during each fiscal year.  Mr. Bitenov forfeits any unvested grants at the time his employment with the Company terminates.  Mr. Bitenov has informed the Company of his intention to resign as Chief Financial Officer in April, 2010.  As a result, he will not be eligible for shares that would have vested in 2011.

Valuation of Stock Awards

On March 25, 2008, the board awarded a 38,343 share restricted stock grant to Yermek Kudabayev and a 383,429 share restricted stock grant to Zhassulan Bitenov with an estimated fair value of $337,418 at the closing market price of common stock on the date of grant ($0.80 per share).

As of December 31, 2009, there was $6,390 of total unexpensed compensation cost.  The cost is expected to be recognized over a period of one year. 184,510 and 184,510 shares vested during 2009 and 2008, respectively.  The Company recognized $301,028 and $585,745 of compensation expense for the years ended December 31, 2009 and 2008, respectively.

A summary of the non-vested stock under the Stock Option Plan follows:

	Non-Vested Shares	Weighted-Average Grant Date Fair Value

Non-vested at December 31, 2007	496,013	$ 1.95
Stock Granted	421,772	0.80
Stock Vested	(184,510)	1.83
Stock Cancelled	-	-

Non-vested at December 31, 2008	733,275	$ 1.32
Stock Granted	-	-
Stock Vested	(445,703)	1.60
Stock Cancelled	(191,715)	0.80

Non-vested at December 31, 2009	95,857	$ 0.80

Stock cancelled is that portion of the shares granted to Mr. Bitenov that have not yet vested and are not expected to vest due to the anticipated resignation of Mr. Bitenov in April 2010.

All Other Compensation

The table below provides additional information regarding “all other compensation” awarded to the named executive officers as disclosed in the “All Other Compensation” column of the “Summary Compensation Table” above.

Name	Year	Income Tax	Social Tax	Medical Insurance	Pension Fund	Total

Yermek Kudabayev	2009	$ 18,235	$ 19,211	$ 1,930	$ 8,236	$ 47,612
	2008	25,998	15,048	3,684	8,431	53,161

Zhassulan Bitenov	2009	$ 10,919	$ 11,517	$ 653	$ 8,236	$ 31,325
	2008	12,839	8,468	1,247	8,431	30,985

Dossan Kassymkhanuly	2009	$ 10,670	$ 12,006	$ 1,176	$ 7,646	$ 31,498
	2008	14,200	9,149	2,244	8,431	34,024

Base Salary

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

Due to the significant decrease of the Company’s activity caused by sale of Kaznickel and Company’s inability to obtain financing, the current involvement of Mr. Kassymkhanuly in our day-to-day operations has decreased significantly.  As a result, Mr. Kassymkhanuly has agreed to terminate his annual salary, effective from March 1, 2010.  Commencing March 1, 2010, he will be compensated only the annual director fees and other fees and compensation paid to the members of our board of directors for their service.

Grants of Plan-Based Awards Table for Fiscal Year 2009

No grants of any plan-based awards were made to any of the named executive officers during the 2009 fiscal year.

Outstanding Equity Awards at Fiscal Year End

None of the named executive officers held unexercised stock options at December 31, 2009.  The following table sets forth information concerning all unvested restricted stock grants and equity incentive plan awards for each of the named executive officers as of December 31, 2009.

Stock Awards
Name	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Zhassulan Bitenov	95,857(1)	$6,710(2)

(1)
In March 2008 the board of directors voted to grant restricted stocks to Mr. Bitenov. His shares vest as follows:  one-fourth (95,857 shares) in January 2009 and one-fourth (95,857 shares) in January 2010, provided that the Company has timely filed its reports with Securities and Exchange Commission. The final one-half (191,715 shares) will vest in January 2011.  Vesting during each year is contingent upon the Company timely filing of its reports with the Securities and Exchange Commission each year.  Moreover, vesting in the third year is also contingent upon the Company having commenced commercial operations. Any unvested shares at the time Mr. Bitenov’s employment with the Company ceases, for any reason, shall be forfeited back to the Company.  All shares underlying the award were issued at the time of grant and are being held in escrow by the Company subject to the vesting schedule placed on the grant.  Mr. Bitenov have the right to vote the shares, receive dividends and enjoy all other rights of ownership over the entire grant amount, except for the right to dispose of or otherwise encumber the shares prior to satisfying the applicable vesting requirement.  In December 2009 Mr. Bitenov informed the Company of his intention to resign as the Company’s Chief Financial Officer in April 2010.  As a result, 191,715 shares were forfeited back to the Company.  The table above represents only shares of Mr. Bitenov vested in January 2010.

(2)
The market value of the unearned shares is computed by multiplying the closing market price of the Company’s stock at the end of the last completed fiscal year ($0.07 per share) by the number of unearned shares that have not vested.

Option Exercises and Stock Vested

None of the named executive officers exercised options during the 2009 fiscal year.  The following table sets forth the number of restricted stock awards that vested to our named executive officer during fiscal 2009 and the aggregate dollar amount realized by our named executive officer on vesting.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)

Yermek Kudabayev	210,886	$4,218(1)
Zhassulan Bitenov	95,857	$9,586(2)

(1)
These shares vested on April 7, 2009.  Value realized on vesting was calculated based on a closing market price of $0.02 per share, which was the closing market price of the Company’s common stock on April 7, 2009.

(2)
These shares vested on January 3, 2009, which was a Saturday.  Value realized on vesting was calculated based on a closing market price of $0.01 per share for the Company’s common stock on January 5, 2009, the first trading day following the vesting date.

Pension Benefits

In accordance with the legislative requirements of the Republic of Kazakhstan during 2009 we paid government mandated pension fund payments for each of the named executive officers.  We do not have any other liabilities related to any supplementary pensions, post retirement health care, insurance benefits or retirement indemnities for any of the named executive officers.

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

Compensation of Directors

We offer cash compensation to attract and retain candidates to serve on our board of directors.  We do not compensate directors who are also our employees for their service on our board of directors.  Therefore, during 2009 Mr. Kudabayev, Mr. Kassymkhanuly and Nurlan Tajibayev did not receive any compensation for their service on our board of directors. However, due to the significant decrease of the Company’s activity caused by sale of Kaznickel and Company’s inability to obtain financing, the current involvement of Mr. Tajibayev and Mr. Kassymkhanuly in the Company’s operations has decreased significantly.  As a result, Mr. Tajibayev and Mr. Kassymkhanuly have agreed to terminate their annual salary, effective from March 1, 2010.  Commencing March 1, 2010, they will be compensated only the annual director fees and other fees and compensation paid to the members of our board of directors for their service.

Meeting Fees

Members of the board of directors who are not employees of the Company or one of its subsidiaries are paid a $16,000 stipend per year, payable quarterly.  Non-employee directors are paid $1,000 for each board meeting attended in person plus reimbursement for travel expenses.

Equity Compensation

We do not currently have a fixed plan for the award of equity compensation to our non-employee directors.

Director Compensation Table

The following table sets forth a summary of the compensation we paid to our directors for services on our board during our 2009 fiscal year.

Name	Fees Earned or Paid in Cash ($)	All Other Compensation ($)	Total ($)

Timothy Adair	$16,000	-0-	$16,000
James Kohler	$16,000	-0-	$16,000
Valery Tolkachev	$16,000	-0-	$16,000
Yermek Kudabayev(1)	-0-	$208,212	$208,212
Dossan Kassymkhanuly(1)	-0-	$132,798	$132,798
Nurlan Tajibayev(2)	-0-	$70,211	$70,211

(1)
In addition to being directors Mr. Kudabayev and Mr. Kassymkhanuly are also Company employees, and therefore do not qualify for compensation paid to our non-employee directors.  For details regarding compensation paid to Mr. Kudabayev and Mr. Kassymkhanuly in their capacity as employees of the Company please see the Summary Compensation Table above.

(2)
In addition to being a director, Mr. Tajibayev was also employed as the Company’s Vice President of Metallury during fiscal 2009, and therefore did not qualify for compensation paid to our non-employee directors.  The compensation paid to Mr. Tajibayev during our 2009 fiscal year consisted of salary of $51,000 and all other compensation of $19,211.  All other compensation consisted of income tax paid of $5,744; social tax paid of $6,432; medical insurance premiums of $653 and pension fund payment of $6,382.  Due to the significant decrease of the Company’s activity, the current involvement of Mr. Tajibayev in our day-to-day operations has decreased significantly.  As a result, Mr. Tajibayev has agreed to terminate his annual salary, effective from March 1, 2010.  Commencing March 1, 2010, he will be compensated only the annual director fees and other fees and compensation paid to the members of our board of directors for their service.

Item 12.                      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of March 4, 2010 the name and the number of shares of our common stock, par value of $0.001 per share, held of record or beneficially by each person who held of record, or was known by us to own beneficially, more than 5% of the 125,172,011 issued and outstanding shares of our common stock, and the name and shareholdings of each director and of all officers and directors as a group.

Type of Security	Name and Address	Amount & Nature of Beneficial Ownership	% of Class

Common	Hsuih Chi Hun(1)	33,404,080	27%
	1/F., Chap Biu Building
	Tai Po Market, 15 On Fu Road
	New Territories, Hong Kong, S.A.R.
	China

Common	Brisa Equities Corporation(1)	21,000,000	17%
	1020 East 900 South
	Bountiful, Utah 84010

Common	White Hill Trust(2)	21,482,941	17%
	60 Azerbayev Street
	Office 1
	Almaty, Kazakhstan 050099

Common	Central Asian Metals, Inc.(2)	20,400,408	16%
	P.O. Box 5251
	CH 6901
	Lugano, Switzerland

Common	Unicredit Bank AG	21,000,000	17%
	120 London Wall
	London EC2Y E5T
	United Kingdom

Common	Jamestown Financial, Inc. (3)	21,093,880	17%
	Akara Building, 24 de Castro St.
	Wickhams Cay I, PO Box 36
	Road Town, Tortola, BVI

Common	Yermek Kudabayev(4) (5)	421,772	*
	170 Tchaikovsky Street
	4th Floor
	Almaty, Kazakhstan 050000

Common	Zhassulan Bitenov(4) (5)	383,429	*
	170 Tchaikovsky Street
	4th Floor
	Almaty, Kazakhstan 050000

Common	Nurlan Tajibayev (4) (5)	191,715	*
	170 Tchaikovsky Street
	4th Floor
	Almaty, Kazakhstan 050000

Common	Dossan Kassymkhanuly (5)	-0-	*
	170 Tchaikovsky Street
	4th Floor
	Almaty, Kazakhstan 050000

Common	James Kohler (5)	-0-	*
	2011 Maple View Drive
	Bountiful, Utah 84101

Common	Timothy Adair (5)	-0-	*
	5062 W. Amelia Earhart Drive
	Salt Lake City, Utah 84116

Common	Valery Tolkachev (5)	-0-	*
	170 Tchaikovsky Street, 4th Floor
	Almaty, Kazakhstan

Officers, Directors and Nominees		996,376	*
as a Group: (7 persons)

*	Less than 1%.
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

(2)
The shares attributable to the White Hill Trust. include 20,400,408 held of record by Central Asian Metals, Inc. and 1,082,445 shares held of record by Munivac Global Ventures Inc.  The White Hill Trust is the sole shareholder of Central Asian Metals, Inc., and the sole owner of Munivac Global Ventures Inc.  Mr. Mirbulat Abuov is the settlor of the White Hill Trust.  Brilliance Investments Ltd., as trustee of the White Hill Trust, maintains the voting and investment control over the shares attributable to White Hill Trust, and therefore, may be deemed to be the beneficial owner of the shares held by that entity.  Mr. Abouv is the beneficial owner of the shares attributable to the White Hill Trust.

(3)
Jamestown Financial, Inc. is a wholly-owned subsidiary of Stockton Properties Ltd.  As the parent company of Jamestown Financial, Inc., Stockton Properties Ltd. may be deemed to have voting and investment power over the shares held of record by Jamestown Financial and therefore may be deemed to be the beneficial owner of the shares held by that entity.

(4)
On October 20, 2006 our board of directors awarded a restricted stock grant to  Mr. Kudabayev in the amount of 383,429 shares and to Mr. Tajibaev in the amount of 191,715 shares.  On March 25, 2008 the board of directors increased Mr. Kudabayev’s restricted stock grant by an additional 38,343 shares and awarded a restricted stock grant in the amount of 383,429 shares to Mr. Bitenov.  The awards vest over a period of three years.  As of the date of this report 421,772 shares of Mr. Kudabayev award had vested, 191,715 shares of Mr. Tajibaev’s award had vested and 191,714 shares of Mr. Bitenov’s award  had vested.  The shares have been issued and are outstanding and are being held in escrow by the Company subject to the applicable vesting schedule for each grant.  The grantees have the right to vote the shares, receive dividends and enjoy all other rights of ownership over the entire grant amount from the grant date, except for investment control of the shares, which will not pass to these individuals until the shares vest.   Shares will vest to the grantee only if the grantee is employed by the Company on the applicable vesting date.  Any unvested shares at the time a grantee’s employment with the Company ceases, for any reason, shall be forfeited back to the Company.   For additional information regarding vesting dates and conditions see the section entitled “Securities Authorized for Issuance Under Equity Compensation Plans” below.

(5)
Mr. Kudabayev, Mr. Bitenov, Mr. Tajibaev and Mr. Kassymkhanuly are officers of the Company.  Mr. Kudabayev, Mr. Tajibaev, Mr. Kassymkhanuly, Mr. Kohler, Mr. Adair and Mr. Tolkachev are directors of the Company.

Change in Control

To the knowledge of the management, there are no present arrangements or pledges of our securities the operation of which may at a subsequent date result in a change in control of the Company.

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

As of the date of this report, all shares awarded to Mr. Kudabayev, Mr. Tajibayev and Mr. Rassokhin have vested.  191,714 shares have vested to Mr. Bitenov.  The remaining 191,715 shares will not vest because he has informed the Company he intends to resign his position with the Company in April 2010, which is prior to the vesting date of the stock grant.

We have issued no other securities under the Plan.

Item 13.                      Certain Relationships and Related Transactions and Director Independence

During 2009 and 2008 we did not engage in any transaction with any related person as defined by Rule 404 (Instructions to Item 404(a)) that exceeded the lesser of $120,000 or 1% of our average total assets at December 31, 2009 and 2008 in which any related person had or will have a direct or indirect material interest.

In accordance with our written policies and procedures our management and board of directors are charged with monitoring and reviewing issues involving potential conflicts of interests and reviewing and approving all related party transactions. In general, for purposes of our policy, a related party transaction is a transaction, or a material amendment to any such transaction, involving a related party and the Company that exceeds the lesser of $120,000 or 1% of our average total assets at our fiscal year end.  Our policy requires our management or our board of directors to review and approve related party transactions.  In reviewing and approving any related party transaction or material amendment to any such transaction, management or the board of directors must satisfy themselves that they have been fully informed as to the related party’s relationship to the Company and interest in the transaction and as to the material facts of the transaction, and must determine that the related party transaction is fair to the Company.

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

Item 14.                      Principal Accountant Fees and Services

Hansen, Barnett and Maxwell, P.C. served as our independent registered public accounting firm for the years ended December 31, 2009 and 2008 and is expected to serve in that capacity for the 2010 fiscal year.  Principal accounting fees for professional services rendered for us by Hansen, Barnett & Maxwell, P.C. for the years ended December 31, 2009 and 2008, are summarized as follows:

	2009	2008
Audit	$97,719	$143,055
Tax	4,886	-
Total	$102,605	$143,055

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this report:

(1)  Financial Statements

The following financial statements of the registrant are included in response to Item 8 of this annual report:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets - December 31, 2009 and 2008.

Consolidated Statements of Operations for the years ended December 31, 2009and 2008 and for the period from March 5, 2004 (Date of Inception) through December 31, 2009.

Consolidated Statements of Shareholders’ Equity (Deficit) for the years ended December 31, 2009 and 2008, and for the period from March 5, 2004 (Date of Inception) through December 31, 2009.

Consolidated Statements of Cash Flows for the years ended December 31, 2009 and 2008, and for the period from March 5, 2004 (Date of Inception) through December 31, 2009.

Notes to Consolidated Financial Statements.

(2)  Financial Statement Schedules

None.

(b) Exhibits:

Exhibit No.	Exhibit Description

3.1	Articles of Incorporation(1)
3.2	Amended Articles of Incorporation(1)
3.3	Bylaws(1)
3.4	Amendment to Articles of Incorporation(2)
3.5	Articles of Amendment to Articles of Incorporation*
4.1	2003 Stock Option Plan(1)
9.1	Voting Trust Agreement(3)
10.1	Assignment of Patents(1)
10.2	Subcontract Agreement(1)

Exhibit No.	Exhibit Description

10.3	Private Equity Credit Agreement(4)
10.4	Plan and Agreement of Reorganization among EMPS Research Corporation and Condesa Pacific S,A. and the Shareholders of Condesa Pacific S.A. dated December 3, 2004(5)
10.5	Acquisition Agreement among Bekem Metals, Inc. and Kazakh Metals Inc. and the Shareholders of Kazakh Metals Inc. dated October 24, 2005(6)
10.6	Registration Rights Agreement(7)
10.7	Employment Agreement – Yermek Kudabayev(8)
10.8	Restricted Stock Grant Agreement – Marat Cherdabayev(8)
10.9	Restricted Stock Grant Agreement – Yermek Kudabayev(8)
10.10	Restricted Stock Grant Agreement – Nurlan Tajibayev(8)
10.11	Restricted Stock Grant Agreement – Alexandr Rassokhin(8)
10.12	Amended Employment Agreement – Yermek Kudabayev(9)
10.13	Amended Restricted Stock Grant Agreement – Yermek Kudabayev(9)
10.14	Amended Restricted Stock Grant Agreement – Nurlan Tajibayev(9)
10.15	Employment Agreement – Zhassulan Bitenov(9)
10.16	Restricted Stock Grant Agreement – Zhassulan Bitenov(9)
10.17	Loan Agreement(10)
10.18	Addendum No. 1 to Loan Agreement(10)
10.19	Pledge Agreement(10)
10.20	Addendum No. 1 to Pledge Agreement(10)
10.21	Memorandum of Understanding(11)
10.22	Sale and Purchase Agreement between Bekem Metals, Inc. and Ertis Ferronickel Works LLP, dated November 3, 2009(12)
10.23	Money Obligations Offset Agreement dated 11 November 2009(13)
10.24	Assignment and Assumption Agreement dated, 13 August 2009, between Bekem Metals, Inc., Kyzyl Kain Mamyt LLP, GRK Koitas LLP and Latimer Assets, Inc. (13)
10.25
Contract of nickel-cobalt ores extraction at Novo-Shandashinsky, Vostochno Shandashinsky, III-Shandashinsky, Shirpakainsky, Kara-Obinsky and Steninsky Deposits in Aktyubinsk oblast of the Rebulic of Kazakhstan (English translation)*

10.26
Addendum to the Contract as of 15 July 1997 for mining of nickel-cobalt ore at Novo-Shandashinsk, East – Shandashinsk, III -  Shandashinsk, Shirpakainsk, Kara-Obinsk and Stepninsk deposits in Aktyubinsk oblast of the Republic of Kazakhstan in accordance with the Licenses series MG Nos. 414, 415, 420, 421, 425 and 426 as of 12 October 1995 between the Ministry of Energy and Mineral Resources of the Republic of Kazakhstan and Joint Venture “Kempirsaisk Mine Group” (English translation)*

10.27
Addendum No. 2 to the Contract for mining of nickel-cobalt ore at Novo-Shandashinsk and Kara-Obinsk deposits in Aktyubinsk oblast of the Republic of Kazakhstan in accordance with the Licences No.420 and No.426 as of 12.10.95 (English translation)*

Exhibit No.	Exhibit Description

10.28	Addendum No. 3 to the Contract as of 15 July 1997 for mining of nickel-cobalt ore at Novo-Shandashinsk and Kara-Obinsk deposits in Aktyubinsk oblast (English translation)*
10.29	Addenda No.4 to the Contract dated 15 July 1997 for mining of nickel-cobalt ore at Novo-Shandashinsk and Kara-Obinsk deposits in Aktyubinsk oblast of the Republic of Kazakhstan(14)
10.30	Contract on work on Extraction of brown coal on East - Ural a deposit (A site East - Ural) Located in the Aktyubinsk area Kazakhstan Republic (English translation)*
14.1	Code of Ethics(15)
21.1	List of Subsidiaries*
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002*
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002*
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002*
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002*

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
(5)  Incorporated by reference to Registrant’s Current Report on Form 8-K as filed with the Commission on February 2, 2005.
(6)  Incorporated by reference to Registrant’s Current Report on Form 8-K as filed with the Commission on October 28, 2005.
(7)  Incorporated by reference to Registrant’s Current Report on Form 8-K as filed with the Commission on July 18, 2006.
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
(11)  Incorporated by reference to Registrant’s Current Report on Form 8-K as filed with the Commission on February 17, 2009.
(12)  Incorporated by reference to Registrant’s Current Report on Form 8-K as filed with the Commission on November 5, 2009.
(13)  Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 as filed with the Commission on November 13, 2009.
(14)  Incorporated by reference to Registrant’s Current Report on Form 8-K/A-1 as filed with the Commission on December 29, 2009.
(15)  Incorporated by reference to Registrant’s Annual Report on Form 10-KSB for the year ended December
31, 2004 as filed with the Commission on April 15, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

BEKEM METALS, INC.

Date: April 13, 2010	By:	/s/ Yermek Kudabayev
Yermek Kudabayev
Chief Executive Officer and President
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dated indicated.

Signatures	Title	Date

/s/ Yermek Kudabayev	Chief Executive Officer,	April 13, 2010
Yermek Kudabayev	President and Director

/s/ Zhassulan Bitenov	Chief Financial Officer	April 13, 2010
Zhassulan Bitenov

/s/ Timothy Adair	Director	April 13, 2010
Timothy Adair

/s/ Dossan Khassymkhanuly	Director	April 13, 2010
Dossan Khassymkhanuly

/s/ James Kohler	Director	April 13, 2010
James Kohler

/s/ Nurlan Tajibayev	Director	April 13, 2010
Nurlan Tajibayev

/s/ Valery Tolkachev	Director	April 13, 2010
Valery Tolkachev

BEKEM METALS, INC. AND SUBSIDIARIES

(An Exploration Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
AND
FINANCIAL STATEMENTS

December 31, 2009 and 2008

HANSEN, BARNETT & MAXWELL, P.C.
A Professional Corporation
CERTIFIED PUBLIC ACCOUNTANTS

BEKEM METALS, INC. AND SUBSIDIARIES
(An Exploration Stage Company)

TABLE OF CONTENTS
Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Financial Statements:

Consolidated Balance Sheets – December 31, 2009 and 2008	F-3

Consolidated Statements of Operations for the years
ended December 31, 2009 and 2008, and for the period from
March 5, 2004 (Date of Inception) through December 31, 2009	F-4

Consolidated Statements of Shareholders’ Equity (Deficit) for the years ended
December 31, 2009 and 2008, and for the period from March 5,
2004 (Date of Inception) through December 31, 2009	F-5

Consolidated Statements of Cash Flows for the years ended
December 31, 2009 and 2008, and for the period from March 5,
2004 (Date of Inception) through December 31, 2009	F-6

Notes to Consolidated Financial Statements	F-7

HANSEN, BARNETT & MAXWELL, P.C.
A Professional Corporation
CERTIFIED PUBLIC ACCOUNTANTS
AND
BUSINESS CONSULTANTS
5 Triad Center, Suite 750
Salt Lake City, UT 84180-1128
Phone: (801) 532-2200
Fax: (801) 532-7944
www.hbmcpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Shareholders
Bekem Metals, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Bekem Metals, Inc. and Subsidiaries (an Exploration Stage Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for the years ended December 31, 2009 and 2008, and for the period from March 5, 2004 (Date of Inception) through December 31, 2009.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bekem Metals, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years ended December 31, 2009 and 2008, and for the period from March 5, 2004 (Date of Inception) through December 31, 2009 in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a limited operating history and is at the exploration stage with respect to mineral interests, having not started production.  The Company is dependent upon debt or equity infusions to meet its work program requirements under certain government mineral licenses.  These factors, combined with the current global financial crisis and the decline in nickel prices, raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/HANSEN, BARNETT & MAXWELL, P.C.
Salt Lake City, Utah
April 12, 2010

BEKEM METALS, INC. AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2009	2008

ASSETS

Current Assets
Cash	$534,619	$115,458
Trade accounts receivable	22,439	58,238
VAT recoverable	179,012	229,293
Inventories	542,245	735,111
Note receivable from related party	-	15,066,328
Prepaid expenses and other current assets	46,444	94,875
Deferred compensation	6,390	351,779
Total Current Assets	1,331,149	16,651,082

Property, plant and mineral interests (net of accumulated
depreciation of $564,990 and $494,369)	2,852,697	4,384,366
Non-current deferred compensation	-	109,011
Other assets	41,883	49,564
Assets of discontinued operations	-	144,764
Total Assets	$4,225,729	$21,338,787

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
Notes payable to related parties	$2,031,981	$19,668,792
Accounts payable	122,610	196,375
Accrued expenses	151,064	247,117
Advances received	-	59,562
Due to related party	-	-
Total Current Liabilities	2,305,655	20,171,846

Asset retirement obligations	911,297	424,431
Liabilities of discontinued operations	-	1,284,228
Total Liabilities	3,216,952	21,880,505

Commitments and Contingencies	-	-

Shareholders' Deficit
Preferred stock; $0.001 par value, 20,000,000 shares authorized,
no shares outstanding	-	-
Common stock; $0.001 par value, 300,000,000 shares authorized, and
124,980,296 and 125,172,011 shares issued and outstanding, respectively	124,980	125,172
Additional paid-in capital	28,387,055	28,540,235
Accumulated deficit	(30,229,302)	(30,272,874)
Accumulated other comprehensive income	2,726,044	1,065,749
Total Shareholders' Equity (Deficit)	1,008,777	(541,718)

Total Liabilities and Shareholders' Equity (Deficit)	$4,225,729	$21,338,787

The accompanying notes are an integral part of these financial statements.

BEKEM METALS, INC. AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,		For the Period from March 5, 2004 (Date of Inception) through
	2009	2008	December 31, 2009

Revenue	$-	$-	$-

Operating Expenses
General and administrative expenses	2,363,977	4,068,004	13,437,423
Research and development costs	-	240,832	1,057,970
Exploratory costs	124,886	763,405	2,915,757
Loss from impairment of property	556,500	8,642,958	10,243,178
Accretion expense on asset retirement obligations	566,155	10,755	599,853
Grant compensation expense	301,028	585,745	1,467,291

Total Operating Expenses	3,912,546	14,311,699	29,721,472

Loss From Operations	(3,912,546)	(14,311,699)	(29,721,472)

Other Income/(Expense)
Exchange gain from remeasurement	36,055	56,188	51,734
Exchange loss	(2,521,226)	(22,659)	(2,936,878)
Interest income	75,853	221,084	707,250
Interest expense	-	-	(1,337,317)
Other income, net	320,989	486,064	951,358

Net Other Income/(Expense)	(2,088,329)	740,677	(2,563,853)

Loss from Continuing Operations	(6,000,875)	(13,571,022)	(32,285,325)

Income (Loss) from Discontinued Operations (including gain
on disposal of Kaznickel of $6,082,390 in 2009)	6,044,447	(1,777,953)	(1,475,786)

Net Income (Loss) Before Taxes	43,572	(15,348,975)	(33,761,111)

Deferred tax benefit	-	-	3,390,601

Consolidated Net Income (Loss)	43,572	(15,348,975)	(30,370,510)

Less: Loss attributable to noncontrolling interests	-	-	141,208

Net Income (Loss) Attributable To Shareholders of Bekem Metals Inc.	$43,572	$(15,348,975)	$(30,229,302)

Basic Loss per Common Share
Loss from continuing operations	$(0.05)	$(0.11)
Income (loss) from discontinued operations	0.05	(0.01)

Consolidated net income (loss)	$0.00	$(0.12)

Weighted-Average Shares used in
Basic Loss per Common Share	125,172,011	125,074,058

The accompanying notes are an integral part of these financial statements.

BEKEM METALS, INC. AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM MARCH 5, 2004 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2009

				Accumulated		Deficit (Equity)
				Other		Attributable to	Total
	Common Stock		Additional	Comprehensive	Accumulated	Noncontrolling	Shareholders'
	Shares	Amount	Paid-in Capital	Income	Deficit	Interests	Equity (Deficit)
Balance - March 5, 2004
(Date of inception)	-	$ -	$ -	$ -	$ -	$ -	$ -
Shares issued for cash, August 12, 2004	8,400,000	8,400	174,274	-	-	-	182,674
Shares issued for 60% interest in
Kaznickel, November 19, 2004,
$0.02 per share	12,600,000	12,600	(12,600)	-	-	-	-
Net loss for period		-	-	-	(366,872)	121,782	(245,090)
Balance, December 31, 2004	21,000,000	$ 21,000	$ 161,674	$ -	$ (366,872)	$ 121,782	$ (62,416)

Net loss for period					(1,290,563)	19,426	(1,271,137)
Cumulative translation adjustment				(17,293)			(17,293)
Comprehensive Loss							$ (1,350,846)

Noncontrolling interest shares issued in
acquisition of EMPS Research
Corporation, January 24, 2005	-	-	(11,706)	-	-	-	(11,706)
Shares issued for cash, August 8, 2005	61,200,000	61,200	38,800	-	-	-	100,000
Shares issued for the acquisition of the
noncontrolling interests of Bekem Metals,
Inc., October 24, 2005	17,888,888	17,889	327,111	-	141,208	(141,208)	345,000
Balance, December 31, 2005	100,088,888	$ 100,089	$ 515,879	$ (17,293)	$ (1,516,227)	$ -	$ (917,552)

Net loss for period					(4,706,122)	-	(4,706,122)
Cumulative translation adjustment				(12,923)		-	(12,923)
Comprehensive Loss							$ (5,636,597)

Shares issued for cash, July 14, 2006 -
net of fees of $1,577,614	24,000,000	24,000	26,398,386	-	-	-	26,422,386
Issue of Stock grants at 1.95 per share on
October 20, 2006	1,083,123	1,083	2,111,007	-	-	-	2,112,090
Balance, December 31, 2006	125,172,011	$ 125,172	$ 29,025,272	$ (30,216)	$ (6,222,349)	$ -	$ 22,897,879

Net loss for period					(8,701,550)	-	(8,701,550)
Cumulative translation adjustment				1,118,317			1,118,317
Comprehensive Loss							$ 15,314,646

Shares cancelled, June 30, 2007	(421,772)	(422)	(822,033)	-	-	-	(822,455)
Balance, December 31, 2007	124,750,239	$ 124,750	$ 28,203,239	$ 1,088,101	$ (14,923,899)	$ -	$ 14,492,191

Net loss for period					(15,348,975)	-	(15,348,975)
Cumulative translation adjustment				(22,352)			(22,352)
Comprehensive Loss							$ (879,136)
Issue of Stock grants at $0.80 per share on
March 25, 2008	421,772	422	336,996	-	-	-	337,418
Balance, December 31, 2008	125,172,011	$ 125,172	$ 28,540,235	$ 1,065,749	$ (30,272,874)	$ -	$ (541,718)

Net income for period					43,572	-	43,572
Cumulative translation adjustment				1,660,295			1,660,295
Comprehensive Income							$ 1,162,149

Shares cancelled, December 31, 2009	(191,715)	(192)	(153,180)	-	-	-	(153,372)
Balance, December 31, 2009	124,980,296	$ 124,980	$ 28,387,055	$ 2,726,044	$ (30,229,302)	$ -	$ 1,008,777

The accompanying notes are an integral part of these financial statements.

BEKEM METALS, INC. AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,		For the Period from March 5, 2004 (Date of Inception) through
	2009	2008	December 31, 2009
Cash Flows from Operating Activities
Net income (loss)	$43,572	$(15,348,975)	$(30,229,302)
(Income) Loss from discontinued operations	(6,044,447)	1,777,953	1,475,786
Adjustments to reconcile net loss to
net cash provided by operating activities:
Depreciation and amortization	208,145	244,708	843,065
Accretion expense on asset retirement obligations	566,155	10,755	599,853
Interest expense from debt discount	-	-	963,231
Shares issued on option modification	-	-	19,426
Deferred tax benefit	-	-	(3,390,601)
Foreign currency exchange loss / (gain) and loss / (gain)
from remeasurement	2,485,171	(70,579)	2,885,144
Impairment loss on property, plant and mineral interests	556,500	8,642,958	10,243,178
Loss / (gain) on disposal of property and equipment	38,232	(196,115)	(96,044)
Stock grant compensation expense	301,028	585,745	1,467,291
Change in operating assets and liabilities:
Trade accounts receivable	35,799	(56,003)	(22,593)
VAT recoverable	110,900	(26,531)	(120,734)
Inventories	195,451	82,151	(540,217)
Prepaid expenses and other current assets	61,616	(90,539)	(77,031)
Change in related party receivables / payables	-	-	(206,171)
Accounts payable	(324,873)	(167,008)	(41,953)
Advances received	(59,562)	59,795	-
Accrued expenses	(31,345)	43,340	(6,730)
Cash Used For Operating Activities - Continuing operations	(1,857,658)	(4,508,345)	(16,234,402)
Cash Used For Operating Activities - Discontinuing operations	(293,511)	(677,222)	(5,816,257)
Net Cash Used For Operating Activities	(2,151,169)	(5,185,567)	(22,050,659)

Cash Flows from Investing Activities
Purchase of property and equipment	(82,400)	(344,027)	(4,051,384)
Purchase of intangible assets	(3,294)	(2,271)	(46,919)
Proceeds from disposal of property and equipment	90,877	93,833	471,217
Loans provided to related parties	-	(14,900,000)	(14,900,000)
Cash received from sale of subsidiary	5,000,000	-	5,000,000
Cash acquired in acquisitions / received from discontinued operations	1,867	-	52,364
Cash From Investing Activities - Continuing operations	5,007,050	(15,152,465)	(13,474,722)
Cash Used For Investing Activities - Discontinuing operations	-	(1,363)	425,377
Net Cash From Investing Activities	5,007,050	(15,153,828)	(13,049,345)

Cash Flows from Financing Activities
Proceeds from notes payable	-	-	13,946,817
Payments on notes payable	-	-	(21,649,038)
Proceeds from loans / notes payable - related parties	-	19,698,150	18,210,606
Payments on loans / notes payable - related parties	(2,500,000)	-	(6,815,004)
Issuance of shares for cash	-	-	26,728,842
Cash From Financing Activities - Continuing operations	(2,500,000)	19,698,150	30,422,223
Cash Used For Financing Activities - Discontinuing operations	-	-	4,979,594
Net Cash From Financing Activities	(2,500,000)	19,698,150	35,401,817

Effect of Exchange Rate Changes on Cash	63,094	(54)	232,806

Net (Decrease) / Increase in Cash	418,975	(641,299)	534,619
Cash at Beginning of Period	115,458	750,809	-
Cash at Beginning of Period - Discontinued Operations	186	6,134
Cash at End of Period	534,619	115,644	534,619
Less Cash of Discontinued Operations at End of Period	-	(186)	-
Cash of Continuing Operations at End of Period	$534,619	$115,458	$534,619

Supplemental Disclosure for Cash Flow Information:
For the year ended December 31,	2009	2008
Cash paid for interest	$-	$-
Cash paid for income taxes	-	-

Non-Cash Investing and Financing Activity
Shares cancelled due to resignation of CFO	$153,372	$-

The accompanying notes are an integral part of these financial statements.

BEKEM METALS, INC. AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 1 – BASIS OF PRESENTATION, NATURE OF BUSINESS, AND SIGNIFICANT ACCOUNTING POLICIES

Company History – The Company was incorporated in the State of Utah under the name EMPS Research Corporation.  The name was changed to Bekem Metals, Inc. on February 9, 2005 following the reverse acquisition with Condesa Pacific, S.A. discussed below.  The Company’s primary business focus has been exploring for nickel, cobalt and other minerals in Kazakhstan.  The Company’s operations are considered to be at the exploratory stage.

Bekem Metals, Inc. – Condesa and its wholly owned subsidiary Kaznickel, LLP acquired Bekem in a reverse acquisition on January 28, 2005.  On July 24, 2006, Condesa transferred its interest in Kaznickel to Bekem, making Kaznickel a wholly-owned subsidiary of Bekem.  On September 30, 2006, Bekem sold Condesa to a third party for a nominal value. Condesa is included in the consolidated financial statements from the date of acquisition to the date of disposal.

During 2009 Bekem sold Kaznickel to a third party for 280,000 Kazakh tenge (approximately $1,867) and for repayment of $5,000,000 worth of loans owed to Bekem by Kaznickel. Kaznickel is also included in the consolidated financial statements from the date of acquisition to the date of disposal.

Kazakh Metals, Inc. – On October 24, 2005, Bekem Metals, Inc. entered into an Acquisition Agreement with Kazakh Metals, Inc., a British Virgin Islands international business company, under which BMI acquired 100% of the outstanding common shares of KMI in exchange for the issuance of 61,200,000 common shares.

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

The acquisition of the portion of the net liabilities of BMI relating to the common shares owned by the controlling shareholder was recorded at historical cost of $(161,998).  The acquisition of the common shares of BMI purchased from the noncontrolling shareholders of BMI were recorded at $345,000, which was the estimated fair value of those shares on the date of acquisition.  KMI accounted for the purchase of BMI similar to a pooling.

Basis of Presentation – The accompanying consolidated financial statements include the accounts of Bekem Metals, Inc. (“BMI”, “Bekem” or the “Company”) and its wholly owned subsidiaries Kazakh Metals, Inc. (“KMI”), Kyzyl Kain Mamyt LLP (“KKM”) and the results of operations for 10 months of Kaznickel, LLP (“Kaznickel”).  Intercompany accounts and transactions have been eliminated in consolidation. The results of operations of KMI and BMI were combined for all periods prior to the acquisition, with recognition of the noncontrolling interest in BMI; the operations of BMI and KMI are consolidated from October 24, 2005.

BEKEM METALS, INC. AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

Foreign Currency Transactions – The consolidated financial statements are presented in U.S. dollars.  The functional currency of Bekem Metals, Inc. is United States Dollars (USD).

Kaznickel made its principal investing and financing transactions in USD, which was also its functional currency. Transactions and balances denominated in other currencies were translated into USD using historical exchange rates. Exchange gains and losses from holding foreign currencies and having liabilities payable in foreign currencies were included in the results of operations.

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

Kyzyl Kain Mamyt LLP (“KKM”) - KKM holds exploration and production licenses from the government of Kazakhstan to a 575,756 acre parcel, located approximately 130 kilometers northwest of Aktobe, Kazakhstan.  This deposit is referred to as the Kempirsai deposit. The licenses grant KKM the right to explore for and produce nickel and cobalt from deposits located within the territory through October 12, 2020, which may be extended upon agreement between KKM and the Ministry of Energy and Mineral Resources (MEMR).  KKM also holds a license to explore for and produce Mamyt brown coal from a deposit located within 40 kilometers of its cobalt and nickel deposit.  This license expires on December 11, 2018 with further possible extensions.  Because the Company does not have a reserve estimate for its deposits that conforms to the standards of Industry Guide 7 issued by the U. S. Securities and Exchange Commission, its operations were considered to be at the exploratory stage for 2009 and 2008.

KKM contracts and licenses call for the extraction of the following amounts of ore from the Kempirsai deposit and brown coal from the Mamyt deposit and the following investments in the ore mining and processing technology:

	Kempirsai (1)		Mamyt (2)
	Tons of Ore	Investments, $	Tons of Brown Coal
2009	-	6,000,000	200,000
2010	-	26,500,000	200,000
2011	-	42,000,000	200,000
2012	-	36,500,000	200,000
2013	800,000	2,400,000	200,000
2014	800,000	2,000,000	200,000
2015	1,000,000	2,000,000	200,000
2016	1,000,000	2,000,000	200,000
2017	1,500,000	1,000,000	200,000
2018	1,500,000	1,000,000	200,000
2019	1,600,000	1,000,000
2020	1,234,900	1,000,000
Total	9,434,900	123,400,000	2,000,000

(1)
In December 2008, KKM received a notice from the MEMR that it has agreed to suspend ore mining requirements until the end of 2012 to allow KKM to focus on the construction of an ore processing facility. The notice indicated that under the annual work program, KKM is required to invest $135,000,000 in its mining and ore processing technology during the period from 2006 to 2020 (or $123.4 million for the remaining period). In December 2009, KKM signed an addendum to the nickel and cobalt ore production contract memorializing the amendments to KKM’s subsoil use contract to incorporate the changes set forth in the notice received in December 2008. The above table represents extraction and investment obligations indicated in the December 2009 addendum.

(2)	In December 2009 KKM received a letter from the MEMR granting the Company’s request to decrease the coal volume production requirements of its work program from 200,000 tons per year to 5,000 tons per year for the period from 2009 to 2012. We anticipate an addendum to this license memorializing the changes to the annual work program requirements to be prepared some time in April 2010. These changes are not reflected in the above table and will be reflected when these changes are legally approved by the government by signing the new addendum to the existing subsoil use contract.

BEKEM METALS, INC. AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

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

Kaznickel, LLP (“Kaznickel”) - Kaznickel owns the right to the Gornostayevskoye (“Gornostai”) nickel and cobalt deposit located in the East Kazakhstan Oblast in northeast Kazakhstan. The license is for exploration and production of cobalt and nickel ores and is valid through February 26, 2026 providing commercial discoveries are made before the end of the exploration period.

On November 3, 2009 the Company and Ertis Ferronickel Works LLP (“Ertis”) executed a definitive sale-purchase agreement. As a result, in November 2009 Kaznickel was sold to Ertis. Ertis acquired 100% of the outstanding charter capital of Kaznickel for 280,000 Kazakh tenge (approximately $1,867) and for repayment of $5,000,000 of loans owed to Bekem Metals by Kaznickel.  Initial payment of $500,000 was made on March 20, 2009. The remaining amount was paid in November, 2009 after the Company signed a definitive sale-purchase agreement on November 3, 2009.  The ten-month operations of Kaznickel during 2009 were included in the Company’s consolidated financial statements.

BEKEM METALS, INC. AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

The Company recognized a gain on disposal of Kaznickel during 2009 as follows:

Proceeds	$5,001,867
Plus liabilities transferred	2,097,769
Less assets sold	(105,854)
Less intercompany loans written off	(861,392)
Less costs directly related to the sale	(50,000)
Gain on Disposal of Kaznickel	$6,082,390

Business Condition – The financial crisis impacting the global economy has had a material effect on the Company’s business. Metal prices fell sharply in 2008, making future forecasts problematic and projected financial models unprofitable. Although prices have recovered some during 2009, turning the projected financial models to positive expected outcomes, they still remain vulnerable due to the continuing global economic crisis making the Company’s access to equity and/or debt financing temporarily impossible. In light of the uncertain economic environment, the Company has been looking for private investors and/or potential purchasers of some of the Company’s assets.

The Kempirsai deposits have not yet entered the development stage with respect to their mineral interests and have no production. The Company has realized only limited revenue from the Kempirsai deposits and has very little ability to generate revenue.  The Company does not expect this to change unless it builds and begins operating a nickel ore processing plant. As discussed above, the Company sold Kaznickel, however, the Company will need to raise significant additional capital in order to maintain its current level of operations and to fund construction of a processing plant.

Because of a lack of funds, KKM did not fully meet the 2009 annual work program requirements to invest up to $6 million into development of the Kempirsai deposit, including construction of the processing plant.  The Company anticipates the need to seek significant additional funding during fiscal 2010 to satisfy the 2010 annual work program obligations (to invest up to $26.5 million) and to satisfy the obligations KKM did not meet in 2009.  There is no assurance that the Company will be able to obtain additional funding on favorable terms, or at all. If the Company is unsuccessful in obtaining additional funding during 2010, the Company will likely have insufficient funds to continue operations. If the Company cannot fulfill the work program requirements, the Company could be subjected to the possible forfeiture of the subsoil use contracts and licenses and current remediation of approximately $950,000.

These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Exploration Stage Company

The Company is currently an exploration stage company. As an exploration stage enterprise, the Company discloses the deficit accumulated during the exploration stage and the cumulative statements of operations and cash flows from inception through the current balance sheet date.  The Company has incurred net losses of $30,229,302 and used net cash in operations of $22,050,659 for the period from March 5, 2004 (date of inception) through December 31, 2009. An entity remains in the exploration stage until such time as proven or probable reserves have been established for its deposits.

BEKEM METALS, INC. AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

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

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed – Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount that the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  During 2008, the Company recognized impairment of $565,171 on its property and equipment used in the pilot plant under the previously applied hydrochlorination technology that is no longer needed for the Vanyukov’s process and $8,916,265 on its mineral interests, which included $838,478 related to Kaznickel.  No further impairment of mineral interests was required during 2009. During 2009, the Company recognized impairment of $556,500 on its property and equipment to be used in the pilot plant under the Vanyukov’s process.

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
DECEMBER 31, 2009 AND 2008

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

The estimates of mineral prices and operating, capital and reclamation costs, when available, are subject to certain risks and uncertainties, which may affect the recoverability of mineral interest costs.  Although the Company makes its best estimates of these factors, it is possible that changes could occur in the near term, which could adversely affect the future net cash flows to be generated from the properties.  As of December 31, 2008, due to the sharp fall of prices for nickel in 2008, the Company recognized impairment of its mineral interests of $8,916,265, which included $838,478 related to Kaznickel mineral interests. No further impairment of mineral interests was required during 2009.

Exploratory Costs – Since the Company is deemed to be in the Exploration stage, all costs related to operating activities are classified as Exploratory costs, which mainly consist of costs of drilling exploration works at the Gornostai deposits, costs of blasting, stripping, excavation and ore extracting works at the Kempirsai deposits, as well as salaries and wages, depreciation charges and other expenses directly related to these works. All exploratory costs are expensed as incurred.

BEKEM METALS, INC. AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

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

The following data shows the amounts used in computing basic and diluted weighted-average number of shares outstanding at December 31, 2009 and 2008:

For the Years Ended December 31,	2009	2008
Basic weighted average common shares outstanding	$125,172,011	$125,074,058
Dilutive effect of outstanding options / warrants	-	-
Diluted Weighted Average Common Shares Outstanding	$125,172,011	$125,074,058

Comprehensive Income – Total comprehensive income represents the net change in shareholders’ equity during a period from sources other than transactions with shareholders. Accumulated other comprehensive income comprises accumulated foreign currency translation adjustments.

Recent Accounting Pronouncements

Consolidation of Variable Interest Entities - In June 2009, the FASB issued accounting guidance on the consolidation of variable interest entities (VIEs). This new guidance revises previous guidance by eliminating the exemption for qualifying special purpose entities, by establishing a new approach for determining who should consolidate a variable-interest entity and by changing when it is necessary to reassess who should consolidate a variable-interest entity.  This guidance will be effective at the beginning of the first fiscal year beginning after November 15, 2009. Early application is not permitted.  The Company does not expect that the adoption of adoption of this guidance will have a material impact on its financial statements.

Disclosures about Fair Value Measurements - In June 2009, the FASB issued accounting guidance which will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity”, changes the requirements for derecognizing financial assets, and requires additional disclosures.  This guidance will be effective at the beginning of the first fiscal year beginning after November 15, 2009. Early application is not permitted. The Company does not expect that the adoption of adoption of this guidance will have a material impact on its financial statements.

In January 2010, the FASB issued guidance requires an entity to disclose the following:

•	Separately disclose the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe reasons for the transfers.
•
Present separately information about purchases, sales, issuances and settlements, on a gross basis, rather than on one net number, in the reconciliation for fair value measurements using significant unobservable inputs (Level 3).

•	Provide fair value measurement disclosures for each class of assets and liabilities.

BEKEM METALS, INC. AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

•
Provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for fair value measurements that fall in either Level 2 or level 3.

This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010. The Company does not expect that the adoption of adoption of this guidance will have a material impact on its financial statements.

Reclassifications – Certain reclassifications have been made to the 2008 financial information to conform to the current period presentation.

NOTE 2 – CASH

The Company considers all demand deposits, money market accounts and marketable securities purchased with an original maturity of three months or less to be cash and cash equivalents. The fair value of cash and cash equivalents approximates their carrying amounts due to their short-term maturity.

Cash consists of the following:

	December 31,	December 31,
	2009	2008
Current accounts (USD)	$19,289	$102,019
Current accounts (Tenge)	75,071	13,439
Bank deposit (USD)	150,107	-
Bank deposit (Tenge)	290,152	-
Total	$534,619	$115,458

NOTE 3 – PROPERTY, PLANT AND MINERAL INTERESTS

Property, plant and mineral interests consist of the following:

	December 31,	December 31,
	2009	2008
Buildings	$1,562,807	$1,902,753
Machinery and equipment	1,744,464	2,844,112
Other fixed assets	110,416	131,870
Unproved mineral interests	-	-
	3,417,687	4,878,735
Accumulated depreciation	(564,990)	(494,369)
Property, plant and equipment, net	$2,852,697	$4,384,366

BEKEM METALS, INC. AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

Unproved mineral interests represent the acquisition costs of the mineral interests upon the purchase business combinations with Kaznickel and with KKM. The government of Kazakhstan retains the title to the property upon which the Company’s mineral interests pertain; however, the Company’s mineral interests are considered to be tangible assets.

In 2008 the Company recognized an impairment of mineral interests of $8,916,265, which included $838,478 related to Kaznickel mineral interests. According to management’s estimates, the Company can generate positive cash flows if nickel prices are not lower than $12,000-$12,500 per ton. However, at the end of 2008 nickel prices fell below this level making the Company recognize impairment of the Company’s mineral interests.  Also, in 2008 impairment of machinery and equipment was recognized for the amount of $565,171. This amount represents assets used in the pilot plant under the previously applied hydrochlorination technology and no longer needed for the planned Vanyukov’s process.  During 2009, the Company recognized impairment of $556,500 on its property and equipment to be used in the pilot plant under the Vanyukov’s process.

Bekem acquired two contracts to explore for and extract minerals in connection with the purchase of KKM made in October 24, 2005. One contract is for the exploration and extraction of nickel and cobalt ore from deposits located in an approximately 575,756 acre site in the northwest area of the Republic of Kazakhstan (approximately 130 kilometers northwest of the city of Aktobe, Kazakhstan, near the town of Badamsha, referred to as the “Kempirsai” deposit), which is valid through October 12, 2020.  The other contract is for the exploration and extraction of Mamyt brown coal at a site located within 40 kilometers of the Kempirsai deposit, which is valid through December 11, 2018.  The contracts may be extended upon agreement between KKM and the Geology and Minerals Resources Committee of the Ministry of Energy and Minerals Resources of the Republic of Kazakhstan.  The Kempirsai contract requires the Company to pay royalty payments equal to 2.21% of gross ore sales.  The Mamyt brown coal contract requires a royalty payment equal to nine tenths of one percent (0.9%) of gross coal sales.  Royalty payments during 2008 and 2009 have been insignificant.  Both contracts require the Company to pay an excess profits tax ranging from 4 to 30 percent based upon the reaching of an internal rate of return (as defined in the contracts) ranging from 22 to 30 percent.  The allocated purchase price of the mineral interest included a capitalized amount of an acquired asset retirement obligation.

NOTE 4 – INCOME TAXES

In accordance with the laws and regulations of the Republic of Kazakhstan income taxes for 2008 fiscal year were calculated at the statutory rate of 30 percent. On December 10, 2008 a new Tax Code was adopted, which is effective from January 1, 2009. According to the new Tax Code, the corporate income tax rate was reduced from 30% to 20% for 2009, 17.5% for 2010 and 15% for 2011. However, due to the experienced economic crisis, the gradual reduction in the tax rate from 20% to 17.5% and 15% was postponed in October, 2009 until 2013.

Deferred tax assets and liabilities were adjusted for the effect of the change in the tax laws and rates. The deferred tax previously provided on items that will become taxable or deductible in any future year affected by the rate change was adjusted downward to reflect the new rates.  The deferred tax assets and liabilities were calculated using the 15% rate since that is the future rate that will most likely be applicable, if no changes in legislation occur, when the deferred tax assets and liabilities are recognized.

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

BEKEM METALS, INC. AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

Deferred tax assets and liabilities were as follows:

December 31,	2009	2008
Tax loss carryforwards	$3,344,835	$3,375,142
Property and equipment	(161,377)	(221,613)
Asset retirement obligations	136,695	20,144
Grant compensation expense	220,094	174,939
Valuation allowance	(3,540,247)	(3,348,612)
Net Deferred Tax Liabilities	$-	$-

The valuation allowance was recognized for the amount of loss carry forward balance which is estimated to be unrecoverable.

The following is a reconciliation of the amount of tax that would result from applying the U.S. federal rate to pretax income with the provision for income taxes at December 31, 2009 and 2008:

For the Years Ended December 31,	2009	2008
Tax at US Federal statutory rate (34%)	$14,814	$(5,218,652)
Change in valuation allowance	191,635	1,057,911
Effect of changes in effective tax rates	(206,449)	4,160,741
Deferred Tax Benefit	$-	$-

The local and national tax environment in the Republic of Kazakhstan is subject to change and inconsistent application, interpretation and enforcement. Non-compliance with Kazakhstan laws and regulations, as interpreted by the Kazakh authorities, can lead to the imposition of fines, penalties and interest.

The Company has an uncertain tax position related to a $30,000 penalty assessed by the IRS for the late filing of Form 5471. The Company submitted a penalty abatement request to the IRS, which was recently denied.  The Company is now formally appealing the penalty.   Based on the Company’s assessment, it is probable that the penalty will be appealed.  Consequently, the financial statements at December 31, 2009 do not include an adjustment for this uncertain tax position.

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

BEKEM METALS, INC. AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

Under the preliminary consortium agreement, the parties were obliged to jointly contribute approximately $40 million for financing the construction of the processing plant. Of this amount, KKM was obligated to contribute approximately $20 million.  KKM received advances of KZT 2.278 billion ($18,862,300 as of December 31, 2008) from GRK, and KZT 97.4 million ($806,492 as of December 31, 2008) from AI, which were to be used for construction of a processing plant. The parties have the right to withdraw from the Consortium subject to three months written notice. Consequently, these advances have been classified as current notes payable to related parties and bear no interest since they represent contributions to the Consortium.

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

On June 19, 2008 the Company and Latimer entered into Addendum # 1 to the Note Agreement whereby the Company agreed to loan an additional $7,500,000 to Latimer, increasing the total note amount to $14,900,000. The total note was provided at an interest rate of 2% per annum. Interest was charged on a monthly basis and was payable as a lump-sum payment at the date of the note repayment. The Company ceased accruing interest on the note since March 31, 2009 upon consent of both parties. The balance of the note receivable from related party at that time was $15,140,828.

Pursuant to a Pledge Agreement dated May 22, 2008 between the Company, its subsidiary, KKM, GRK and AI, the Latimer note receivable was secured by a pledge of a cumulative 39% interest in the Consortium. The 39% interest consists of 31% of GRK’s 40% interest in the Consortium and 8% of AI’s 10% interest in the Consortium.

On September 15, 2009 Bekem, KKM, GRK and Latimer Assets Inc. executed an Assignment and Assumption Agreement, dated August 13, 2009 (the “Assignment Agreement”). Pursuant to the Assignment Agreement, the Company’s receivable from Latimer was satisfied with a corresponding reduction in the payable to GRK.

On November 11, 2009 KKM and GRK entered into the Offset Agreement. Pursuant to the terms of the Offset Agreement, GRK and KKM agreed to partially offset KZT 2,282,328,413 (equivalent to $15,136,811 at the currency conversion rate of KZT 150.78 per $1 on November 11, 2009) owed by GRK to KKM.

On November 11, 2009 KKM, GRK and AI also executed an Addendum #2 to the Joint Activity Agreement (Addendum #2”) to reflect certain changes in connection with the Offset Agreement. The main difference was a change in the amounts each party was required to invest in the consortium.  KKM’s investment obligation decreased from KZT 2,333,000,000 (equivalent to $15,690,362 on November 11, 2009) to KZT 686,936,015 (equivalent to $4,619,921 on November 11, 2009). GRK’s investment obligation decreased from KZT 2,235,600,000 (equivalent to $15,707,849 on November 11, 2009) to KZT 565,143,597 (equivalent to $3,800,818 on November 11, 2009). And AI’s investment obligation increased from KZT 97,400,000 (equivalent to $655,054 on November 11, 2009) to KZT 121,792,418 (equivalent to $819,103 on November 11, 2009). In connection with Addendum #2, the parties also agreed to extend the period for final determination of the ownership interests of the parties in the Consortium to March 1, 2010.  However, in March 2010 AI was successful in negotiating with the MEMR an extension of the investment obligations under its license to later periods while GRK obtained a similar extension in 2009. As a result, the parties further agreed to extend the period for final determination of the ownership interests of the parties in the Consortium to June 1, 2010.

BEKEM METALS, INC. AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

In November 2009 KKM made partial repayment of the notes payable to GRK in the amount of $2,500,000. As a result, as of December 31, 2009 the notes payable to GRK were KZT 181,813,534 (equivalent $1,225,489) and to AI was KZT 119,651,105 (equivalent $806,492).

NOTE 6 – ASSET RETIREMENT OBLIGATIONS

FASB guidance requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made. When the liability is initially recorded, the related cost is capitalized by increasing the carrying amount of the related mineral interests.  Over time, the liability is accreted upward for the change in its present value each period until the obligation is settled. The initial capitalized cost is amortized as a component of mineral interests as described in Note 3.

The reconciliation of the asset retirement obligation is as follows:

December 31,	2009	2008
Balance at the beginning of the year	$424,431	$130,682
Revision of liability	513,971	283,544
Accretion expense during the year	52,184	10,755
Effect of the foreign exchange gain/loss	(79,289)	(550)
Asset Retirement Obligation	$911,297	$424,431

Due to Company’s poor financial conditions and likelihood of having the subsoil use license revoked, management estimated cost of liquidation and reclamation of KKM mines as of December 31, 2009. The estimated liquidation cost amounted to $911,297, which is higher than the previously accrued asset retirement obligations by $513,971. This amount was immediately additionally recognized in 2009 books as an increase in asset retirement obligations and related increase in accretion expenses.

During 2008 the Company recalculated its asset retirement obligations. The amount of the obligations has increased for KKM by $283,544 due to toughened environmental legislation in Kazakhstan.  In revised calculations, inflation and credit risk adjusted rates were assumed to be 8% and 15%, respectively. These assumptions were significantly affected by the global economic crisis in general as well as the current situation in Kazakhstan. The amount was recognized as a cost of mining assets and was immediately fully impaired due to low probability of assets’ recoverability.

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

BEKEM METALS, INC. AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

The following summarizes warrant activity for the year ended December 31, 2008:

		Weighted
		Average
	Warrants	Exercise Price
Balance, December 31, 2007	$10,400,000	$1.81
Issued	-	-
Expired	(10,400,000)	1.81
Exercised	-	-
Balance, December 31, 2008	$-	$-

Stock grants and shares cancelled – On October 20, 2006, under the Company’s 2003 Stock Option Plan and pursuant to the board of directors desire to attract and retain experienced and educated executives, the Board agreed to award to certain executives and key employees of the Company restricted stock grants (1,083,123 shares).  The vesting of the shares is contingent upon meeting various company-wide performance goals, including timely filing of reports with the Securities and Exchange Commission, meeting the yearly deadlines for the pilot plant construction, operations as dictated by the Board of Directors, timely performing of the drilling work program requirements as dictated by the Republic of Kazakhstan’s Ministry of Energy and Mineral Resources, and start of commercial operations. The shares under the restricted stock grant scheme are held and released by the Company to awarded employees based on the approval of the Board and analysis of employee’s performance. If these performance conditions are not met, the Company will reverse compensation expense, unless approved by the Board of Directors, and will reverse any previously recognized compensation expenses. The fair value of the restricted stock grants was valued at $1.95 per share, which represented the closing market price of the Company’s stock on October 20, 2006, or $2,112,090.  These restricted shares were expensed over the expected term of the performance condition, which was three years.

During 2007, the Company reversed the amount of deferred compensation of $822,455 (421,772 shares) due to the resignation of Mr. Cherdabayev, the previous CEO and President of the Company.

On March 25, 2008, the board agreed to award to certain executives and key employees of the Company additional restricted stock grants (421,772 shares) with an estimated fair value of $337,418 at the closing market price of common stock on the date of grant ($0.80 per share).  Out of this amount, $45,301 (191,715 shares) was reversed in 2009 due to anticipated resignation of Mr. Bitenov, the CFO of the Company.

As of December 31, 2009, there was $6,390 of total unexpensed compensation cost.  The cost is expected to be recognized over a period of one year. 445,703 and 184,510 shares vested during 2009 and 2008, respectively.  The Company recognized $301,028 and $585,745 of compensation expense for the years ended December 31, 2009 and 2008, respectively.

BEKEM METALS, INC. AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

A summary of the non-vested stock under the Stock Option Plan follows:

		Weighted-Average
	Non-Vested	Grant Date
	Shares	Fair Value

Non-vested at December 31, 2007	496,013	$1.95
Stock Granted	421,772	0.80
Stock Vested	(184,510)	1.83
Stock Cancelled	-	-

Non-vested at December 31, 2008	733,275	1.32
Stock Granted	-	-
Stock Vested	(445,703)	1.60
Stock Cancelled	(191,715)	0.80

Non-vested at December 31, 2009	95,857	$0.80

NOTE 8 – OTHER INCOME, NET

Other income earned during 2009 and 2008 comprised the following:

For the year ended December 31,	2009	2008
Income (loss) from sale of property and equipment	$(38,232)	$196,115
Income from rent and other services	359,221	289,949
	$320,989	$486,064

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

Failure to Satisfy the Terms of the Subsoil Use Contracts – Under the subsoil use contracts, the Company is required to satisfy the annual minimum work program requirements.  If the Company fails to satisfy these commitments, it may be subject to the loss of one or more of the subsoil use contracts.  The cancellation of the contracts would have a material adverse effect on the Company’s business, results of operations and financial condition.  While the Company does not expect any other penalties and fines, except the loss of one or more of the subsoil use contracts, KKM is required to remove all equipment and remediate the property where the remediation costs are currently estimated at the level up to $950,000.

BEKEM METALS, INC. AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

Annual Work Program – Historically, it has been the practice of the MEMR that if a subsurface user could not fulfill certain conditions for a specific year, for any reason, then the work program requirements of that year would be extended to the next year.  This was done because the obligations of subsoil users were typically set forth on the basis of the full duration of the subsoil use contract, rather than on an annual basis. In December 2008, a new subsoil use legislation of Kazakhstan was submitted to parliament, superseding legislation on oil production and exploration, mineral resources mineral management, and production sharing agreements (PSAs). The new subsoil use legislation of Kazakhstan, which is expected to be adopted by parliament and signed by the President in second quarter 2010 and become effective six months after its approval by parliament and the President, allows the government to annul contracts in the extractive sector if they are deemed to be harmful to Kazakhstan's economic security or national interests. The legislation also requires separate contracts for exploration and production operations, puts shorter time limits on exploration contracts, enhances the government’s authority to terminate contracts not in compliance with the law, and requires tax stability clauses in individual contracts to be approved by the President of Kazakhstan. Also, the latest draft assumes that disputes between subsurface users and the government will be settled in the courts of Kazakhstan, and does not assume international arbitration.  Disputes regarding the existing subsurface use contracts would also be settled in the courts of Kazakhstan.  This change in practice has created great uncertainty as to how the government will proceed in the future.  Currently, there is no legislatively fixed mechanism governing the development of annual work programs or for the independent determination of compliance by the subsurface user with the parameters of the annual work program. The determination is currently being made at the discretion of officials employed by the authorized governmental body.  Based solely on their own discretion, these officials have the authority to suspend the activities of the subsurface user even for a minor breach of the detailed annual work program. These facts, coupled with the right of the competent body to unilaterally terminate a subsoil user’s contract if the contractor materially breaches the subsoil use contract obligations, indicates there is a risk that one or more of the subsoil use contracts could be cancelled.  While the Company does not expect any other penalties and fines, except the loss of one or more of the subsoil use contracts, KKM is required to remove all equipment and remediate the property where the remediation costs are currently estimated at the level up to $950,000.

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

BEKEM METALS, INC. AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

Required Annual Work Program Due to the Government of the Republic of Kazakhstan – The Company is required, under its licenses, to submit a proposed annual work program to the MEMR for approval. Failure to meet the minimum work program requirements could cause the Company to lose its licenses.

Operating Leases – Bekem leases approximately 400 square feet of office space located at 324 South 400 West, Suite 225, Salt Lake City, Utah 84101 for its administrative and registered office in the United States.  The Company pays annual rents of approximately $7,800 for this space pursuant to a lease agreement that expired in October 2009. The Company is currently renting this space on a month-to-month basis at the same rate while negotiating the terms of a new one-year lease.  The Company anticipates that it will be successful in negotiating a new lease on terms comparable to our previous lease.

The Company also maintains a representative office in Almaty, Kazakhstan, where it leases approximately 645 square feet of office space. The lease agreement expires on August 31, 2010. The monthly lease payment is $921. Upon consent of both parties, the agreement may be prolonged further. To minimize its operating expenses, in March, 2010 the Company decided to close the office. For details, please refer to Note 10 “Subsequent events”.

KKM rents approximately 1,706 square feet of office space in Aktobe, Kazakhstan. KKM pays approximately $1,400 per month for this space under a one-year lease agreement. This space is leased on a year-to-year basis.

Rent expense for the years ended December 31, 2009 and 2008 was $87,784 and $285,366, respectively.

NOTE 10 – SUBSEQUENT EVENTS

On March 11, 2010 the Company’s Board of Directors made a decision on closure of the representative office in Kazakhstan. The decision to cease activity (to liquidate) and withdraw from state registration the representative office of Bekem Metals Inc. in Kazakhstan was made in order to minimize the Company’s operating expenses due to lack of financial resources. Withdrawal from the state registration is expected to take 3-6 months.  Closure of the representative office will help to reduce the expenses by approximately $50,000 per month.

The Company has evaluated subsequent events through April 12, 2010, the date these consolidated financial statements were issued.