Form 10-Q
period 2010-03-31
BEKEM METALS INC
filed 2010-05-07
CIK 1223550

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Transition Period From ________ to _________

Commission File Number 0-50218

BEKEM METALS, INC.
Exact name of registrant as specified in its charter)

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
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes ☐ No ☒

As of April 30, 2010, the registrant had 124,980,296 shares of common stock, par value $0.001, issued and outstanding.

BEKEM METALS, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets (Unaudited) as of March 31, 2010 and December 31, 2009	3

Condensed Consolidated Statements of Operations (Unaudited) for the Three Months Ended March 31, 2010 and 2009, and for the Period from March 5, 2004 (Date of Inception) through March 31, 2010	4

Condensed Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2010 and 2009, and for the Period from March 5, 2004 (Date of Inception) through March 31, 2010	5

Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Qualitative and Quantitative Disclosures About Market Risk	24

Item 4T. Controls and Procedures	25

PART II — OTHER INFORMATION

Item 1A. Risk Factors	26

Item 6. Exhibits	26

Signatures	27

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements

BEKEM METALS, INC. AND SUBSIDIARIES
(An Exploration Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
	2010	2009

ASSETS

Current Assets
Cash	$101,312	$534,619
Trade accounts receivable	30,069	22,439
VAT recoverable	181,217	179,012
Inventories	545,178	542,245
Prepaid expenses and other current assets	74,191	46,444
Deferred compensation	-	6,390
Total Current Assets	931,967	1,331,149

Property, plant and mineral interests (net of accumulated
depreciation of $589,565 and $564,990)	2,816,925	2,852,697
Other assets	20,644	41,883
Total Assets	$3,769,536	$4,225,729

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
Notes payable to related parties	$2,031,981	$2,031,981
Accounts payable	188,801	122,610
Accrued expenses	167,314	151,064
Total Current Liabilities	2,388,096	2,305,655

Asset retirement obligations	953,504	911,297
Total Liabilities	3,341,600	3,216,952

Commitments and Contingencies	-	-

Shareholders' Deficit
Preferred stock; $0.001 par value, 20,000,000 shares authorized,
no shares outstanding	-	-
Common stock; $0.001 par value, 300,000,000 shares authorized,
and 124,980,296 shares issued and outstanding	124,980	124,980
Additional paid-in capital	28,387,055	28,387,055
Accumulated deficit	(30,613,114)	(30,229,302)
Accumulated other comprehensive income	2,529,015	2,726,044
Total Shareholders' Deficit	427,936	1,008,777

Total Liabilities and Shareholders' Deficit	$3,769,536	$4,225,729

The accompanying notes are an integral part of these condensed, consolidated financial statements.

BEKEM METALS, INC. AND SUBSIDIARIES
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31,		For the Period from March 5, 2004 (Date of Inception) through
	2010	2009	March 31, 2010

Revenue	$-	$-	$-

Operating Expenses
General and administrative expenses	555,004	647,056	13,992,427
Research and development costs	-	-	1,057,970
Exploratory costs	54,169	11,876	2,969,926
Loss from impairment of property	-	-	10,243,178
Accretion expense on asset retirement obligations	34,326	13,827	634,179
Grant compensation expense	6,390	154,295	1,473,681

Total Operating Expenses	649,889	827,054	30,371,361

Loss From Operations	(649,889)	(827,054)	(30,371,361)

Other Income/(Expense)
Exchange gain from remeasurement	(3,588)	360	48,146
Exchange (loss) gain	218,568	(2,802,998)	(2,718,310)
Interest income	1,265	74,517	708,515
Interest expense	-	-	(1,337,317)
Other income, net	49,832	34,140	1,001,190

Net Other Income/(Expense)	266,077	(2,693,981)	(2,297,776)

Loss from Continuing Operations	(383,812)	(3,521,035)	(32,669,137)

Income (Loss) from Discontinued Operations
(including gain on disposal of Kaznickel of $6,082,390 in 2009)	-	151,641	(1,475,786)

Net Loss Before Taxes	(383,812)	(3,369,394)	(34,144,923)

Deferred tax benefit	-	-	3,390,601

Consolidated Net Loss	(383,812)	(3,369,394)	(30,754,322)

Less: Loss attributable to noncontrolling interests	-	-	141,208

Net Loss Attributable To Shareholders of Bekem Metals Inc.	$(383,812)	$(3,369,394)	$(30,613,114)

Basic Loss per Common Share
Loss from continuing operations	$(0.00)	$(0.03)
Income from discontinued operations	-	0.00

Consolidated net loss	$(0.00)	$(0.03)

Weighted-Average Shares used in
Basic Loss per Common Share	124,980,296	125,172,011

The accompanying notes are an integral part of these condensed, consolidated financial statements.

BEKEM METALS, INC. AND SUBSIDIARIES
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For the Three Months Ended March 31,		For the Period from March 5, 2004 (Date of Inception) through
	2010	2009	March 31, 2010

Cash Flows from Operating Activities
Net loss	$(383,812)	$(3,369,394)	$(30,613,114)
(Income) Loss from discontinued operations	-	(151,641)	1,475,786

Adjustments to reconcile net loss to
net cash provided by operating activities:
Depreciation and amortization	51,446	57,834	894,511
Accretion expense on asset retirement obligations	34,326	13,827	634,179
Interest expense from debt discount	-	-	963,231
Shares issued on option modification	-	-	19,426
Deferred tax benefit	-	-	(3,390,601)
Foreign currency exchange loss / (gain) and loss / (gain) from remeasurement	(214,980)	2,827,642	2,670,164
Impairment loss on property, plant and mineral interests	-	-	10,243,178
Loss / (gain) on disposal of property and equipment	24,596	22,364	(71,448)
Stock grant compensation expense	6,390	154,295	1,473,681
Change in operating assets and liabilities:
Trade accounts receivable	(7,410)	26,546	(30,003)
VAT recoverable	(681)	(3,726)	(121,415)
Inventories	1,668	7,996	(538,549)
Prepaid expenses and other current assets	(19,308)	(62,959)	(96,339)
Change in related party receivables / payables	-	-	(206,171)
Accounts payable	65,551	77,057	23,598
Advances received	-	(51,762)	-
Accrued expenses	7,290	(67,593)	560
Cash From Operating Activities - Continuing operations	(434,924)	(519,514)	(16,669,326)
Cash From Operating Activities - Discontinuing operations	-	(1,904)	(5,816,257)
Net Cash From Operating Activities	(434,924)	(521,418)	(22,485,583)

Cash Flows from Investing Activities
Purchase of property and equipment	-	-	(4,051,384)
Purchase of intangible assets	(302)	-	(47,221)
Proceeds from disposal of property and equipment	2,001	149,805	473,218
Loans provided to related parties	-	-	(14,900,000)
Cash received from sale of subsidiary	-	500,000	5,000,000
Cash acquired in acquisitions / received from discontinued operations	-	-	52,364
Cash From Investing Activities - Continuing operations	1,699	649,805	(13,473,023)
Cash From Investing Activities - Discontinuing operations	-	-	425,377
Net Cash From Investing Activities	1,699	649,805	(13,047,646)

Cash Flows from Financing Activities
Proceeds from notes payable	-	-	13,946,817
Payments on notes payable	-	-	(21,649,038)
Proceeds from loans / notes payable - related parties	-	-	18,210,606
Payments on loans / notes payable - related parties	-	-	(6,815,004)
Issuance of shares for cash	-	-	26,728,842
Cash From Financing Activities - Continuing operations	-	-	30,422,223
Cash From Financing Activities - Discontinuing operations	-	-	4,979,594
Net Cash From Financing Activities	-	-	35,401,817

Effect of Exchange Rate Changes on Cash	(82)	(3,456)	232,724

Net (Decrease) / Increase in Cash	(433,307)	124,931	101,312
Cash at Beginning of Period	534,619	115,459	-
Cash at Beginning of Period - Discontinued Operations	-	185	-
Cash at End of Period	101,312	240,575	101,312
Less Cash of Discontinued Operations at End of Period	-	(37)	-
Cash of Continuing Operations at End of Period	$101,312	$240,538	$101,312

The accompanying notes are an integral part of these condensed, consolidated financial statements.

BEKEM METALS, INC. AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 (UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION, NATURE OF BUSINESS, AND SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information – The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, they are condensed and do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature.  The accompanying financial statements should be read in conjunction with the most recent audited financial statements of Bekem Metals, Inc. included in its annual report on Form 10-K filed for the year ended December 31, 2009.  Operating results for the three-month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

Basis of Presentation

Company History – The Company was incorporated in the State of Utah under the name EMPS Research Corporation on January 30, 2001.  The name was changed to Bekem Metals, Inc. (“BMI”, “Bekem” or the “Company”) on February 9, 2005 following the reverse acquisition with Condesa Pacific, S.A. (“Condesa”) discussed below.  The Company’s primary business focus has been exploring for nickel, cobalt and other minerals in Kazakhstan.  The Company’s operations are considered to be at the exploratory stage.

Bekem Metals, Inc. – Condesa and its wholly owned subsidiary Kaznickel, LLP (“Kaznickel”) acquired Bekem in a reverse acquisition on January 28, 2005.  On July 24, 2006, Condesa transferred its interest in Kaznickel to Bekem, making Kaznickel a wholly-owned subsidiary of Bekem.  On September 30, 2006, Bekem sold Condesa to a third party for a nominal value. Also, during 2009 Bekem sold Kaznickel to a third party for 280,000 Kazakh tenge (approximately $1,867) and for repayment of $5,000,000 worth of loans owed to Bekem by Kaznickel.

On October 24, 2005, Bekem Metals, Inc. entered into an Acquisition Agreement with Kazakh Metals, Inc. (“KMI”), a British Virgin Islands international business company, and its wholly owned subsidiary Kyzyl Kain Mamyt LLP (“KKM”), under which BMI acquired 100% of the outstanding common shares of KMI in exchange for the issuance of 61,200,000 common shares. The KMI shareholders received 61.1% of the BMI common stock outstanding after the transaction and therefore KMI was considered the acquirer for financial reporting purposes. Accordingly, the accompanying financial statements include financial statements of KMI and its wholly owned subsidiary KKM for all periods presented.

BEKEM METALS, INC. AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 (UNAUDITED)

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

Basis of Presentation – The accompanying consolidated financial statements include the accounts of Bekem and its wholly owned subsidiaries KMI and KKM.  Intercompany accounts and transactions have been eliminated in consolidation. The results of operations of KMI and BMI were combined for all periods prior to the acquisition, with recognition of the noncontrolling interest in BMI; the operations of BMI and KMI are consolidated from October 24, 2005.

Condesa and Kaznickel are included in the consolidated financial statements from the date of acquisition to the date of disposal. The three-month operations of Kaznickel during 2009 were presented in the Company’s consolidated financial statements as income from discontinued operations.

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

Nature of Business

The Company holds licenses to explore mineral resource properties.

BEKEM METALS, INC. AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 (UNAUDITED)

KKM holds exploration and production licenses from the government of Kazakhstan to a 575,756 acre parcel, located approximately 130 kilometers northwest of Aktobe, Kazakhstan.  This deposit is referred to as the Kempirsai deposit. The licenses grant KKM the right to explore for and produce nickel and cobalt from deposits located within the territory through October 12, 2020, which may be extended upon agreement between KKM and the Ministry of Energy and Mineral Resources (MEMR).  KKM also holds a license to explore for and produce Mamyt brown coal from a deposit located within 40 kilometers of its cobalt and nickel deposit.  This license expires on December 11, 2018 with further possible extensions.  Because the Company does not have a reserve estimate for its deposits that conforms to the standards of Industry Guide 7 issued by the U. S. Securities and Exchange Commission, its operations were considered to be at the exploratory stage for 2010 and 2009

KKM contracts and licenses call for the extraction of the following amounts of ore from the Kempirsai deposit and brown coal from the Mamyt deposit and the following investments in the ore mining and processing technology:

	Kempirsai		Mamyt (1)
	Tons of Ore	Investments, $	Tons of Brown Coal
2009	-	6,000,000	200,000
2010	-	26,500,000	200,000
2011	-	42,000,000	200,000
2012	-	36,500,000	200,000
2013	800,000	2,400,000	200,000
2014	800,000	2,000,000	200,000
2015	1,000,000	2,000,000	200,000
2016	1,000,000	2,000,000	200,000
2017	1,500,000	1,000,000	200,000
2018	1,500,000	1,000,000	200,000
2019	1,600,000	1,000,000
2020	1,234,900	1,000,000
Total	9,434,900	123,400,000	2,000,000

(1)
In December 2009 KKM received a letter from the MEMR granting KKM’s request to decrease the coal volume production requirements of its work program from 200,000 tons per year to 5,000 tons per year for the period from 2009 to 2012. We anticipated an addendum to this license memorializing the changes to the annual work program requirements to be prepared some time in May 2010. However, preparation of the addendum may be postponed to later dates due to recent reorganizations in the government of the Republic of Kazakhstan and creation of the new Ministry of Industry and New Technologies (MINT) in March 2010 to assume the responsibilities of the MEMR with regard to non-oil-related licenses. These changes are not reflected in the above table and will be reflected when these changes are legally approved by the government by the signing of a new addendum to the existing subsoil use contract. See Note 8 for further discussion of this addendum.

Business Condition – The financial crisis impacting the global economy has had a material effect on the Company’s business. Metal prices fell sharply in 2008, making future forecasts problematic and projected financial models unprofitable. Although prices have recovered some during 2009 and the first three months of 2010, they still remain vulnerable due to the continuing global economic crisis making the Company’s access to equity and/or debt financing temporarily impossible. In light of the uncertain economic environment, the Company has been looking for private investors and/or potential purchasers of some of the Company’s assets.

BEKEM METALS, INC. AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 (UNAUDITED)

The Kempirsai deposits have not yet entered the development stage with respect to their mineral interests and have no production. The Company has realized only limited revenue from the Kempirsai deposits and has very little ability to generate revenue.  The Company does not expect this to change unless it builds and begins operating a nickel ore processing plant.

Because of a lack of funds, KKM did not fully meet its 2009 annual work program requirements to invest up to $6 million into development of the Kempirsai deposit, including construction of the processing plant.  The Company anticipates the need to seek significant additional funding during fiscal 2010 to satisfy the 2010 annual work program obligations (to invest up to $26.5 million) and to satisfy the obligations KKM did not meet in 2009.  There is no assurance that the Company will be able to obtain additional funding on favorable terms, or at all. If the Company is unsuccessful in obtaining additional funding during 2010, the Company will likely have insufficient funds to continue operations. If the Company cannot fulfill the work program requirements, the Company could be subjected to the possible forfeiture of its subsoil use contracts and licenses and current remediation obligations of approximately $950,000.

These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Exploration Stage Company

The Company is currently an exploration stage company. As an exploration stage enterprise, the Company discloses the deficit accumulated during the exploration stage and the cumulative statements of operations and cash flows from inception through the current balance sheet date.  The Company has incurred net losses of $30,613,114 and used net cash in operations of $22,485,583 for the period from March 5, 2004 (date of inception) through March 31, 2010. An entity remains in the exploration stage until such time as proven or probable reserves have been established for its deposits.

Reclassifications – Certain reclassifications have been made to the 2009 financial information to conform to the current period presentation.

NOTE 2 - CASH AND CASH EQUIVALENTS

The Company considers all demand deposits, money market accounts and marketable securities purchased with an original maturity of three months or less to be cash and cash equivalents. The fair value of cash and cash equivalents approximates their carrying amounts due to their short-term maturity.

BEKEM METALS, INC. AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 (UNAUDITED)

Cash consists of the following:

	March 31,	December 31,
	2010	2009
Current accounts (USD)	$2,223	$19,289
Current accounts (Tenge)	39,476	75,071
Bank deposit (USD)	4,918	150,107
Bank deposit (Tenge)	54,695	290,152
Total	$101,312	$534,619

NOTE 3 - PROPERTY, PLANT AND MINERAL INTERESTS

Property, plant and mineral interests consist of the following:

	March 31,	December 31,
	2010	2009
Buildings	$1,573,965	$1,562,807
Machinery and equipment	1,759,287	1,744,464
Other fixed assets	73,238	110,416
Unproved mineral interests	-	-
	3,406,490	3,417,687
Accumulated depreciation	(589,565)	(564,990)
Property, plant and equipment, net	$2,816,925	$2,852,697

The government of Kazakhstan retains the title to the property upon which the Company’s mineral interests pertain; however, the Company’s mineral interests are considered to be tangible assets.

During 2009, the Company recognized impairment of $556,500 on its property and equipment to be used in the pilot plant under the Vanyukov’s process. No further impairment of mineral interests was required during the three-month period ended March 31, 2010.

Bekem acquired two contracts to explore for and extract minerals in connection with the purchase of KKM made in October 24, 2005. One contract is for the exploration and extraction of nickel and cobalt ore from deposits located in an approximately 575,756 acre site in the northwest area of the Republic of Kazakhstan (approximately 130 kilometers northwest of the city of Aktobe, Kazakhstan, near the town of Badamsha, referred to as the “Kempirsai” deposit), which is valid through October 12, 2020.  The other contract is for the exploration and extraction of brown coal at the Mamyt deposit located within 40 kilometers of the Kempirsai deposit, which is valid through December 11, 2018.  The contracts may be extended upon agreement between KKM and the new Ministry of Industry and New Technologies of the Republic of Kazakhstan (the “MINT”) which was created in March 2010 to assume the responsibilities of the MEMR with regard to non-oil-related licenses.

BEKEM METALS, INC. AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 (UNAUDITED)

In January 2009 Kazakhstan adopted a new tax code.  The new tax code invalidates tax stability clauses in existing contracts and eliminated tax stability in future contracts.  Also, during 2009 KKM received a letter from the MEMR requiring changes/addendums to the tax provisions of its existing subsurface use contracts to make them consistent with the new tax code.  Despite the fact that KKM’s existing subsurface use contracts include statements of stabilization of the tax rate with regard to subsurface user taxes (such as royalty, excess profit tax), the MEMR letter required the new tax rates to be applied to existing contracts beginning January 1, 2009.  In December 2009 KKM signed an addendum to the Kempirsai subsoil use contract replacing the existing tax rate indicated in the subsoil use contact to be in compliance with the new tax code in exchange for changes in the annual work program proposed by KKM.  A similar addendum was expected to be signed for the Mamyt subsoil use contract some time in April 2010. However, preparation of the addendum may be postponed to later dates due to recent reorganizations in the government of the Republic of Kazakhstan and creation of the MINT, as indicated above.

The new tax code introduces a new minerals extraction tax (MET), while canceling royalty payments.  In general, MET applies to the value of produced resources which is calculated based on “world” prices.  The current MET rate applicable to nickel is set at 6%.  The new tax code also makes rent tax applicable to exports of coal (previously applicable only to exports of hydrocarbons). The rent tax at the rate of 2.1% applies to value of exported coal calculated on the basis of the sale prices. The current Mamyt brown coal contract requires a royalty payment equal to nine tenths of one percent (0.9%) of gross coal sales.

Extractive companies are also liable to pay excess profit tax (“EPT”).  EPT liability arises when the ratio of aggregate annual income to deductions allowable for EPT purposes relative to operations under a specific subsurface use contract is more than 1.25 for the reporting tax period which, in most cases, is a calendar year.  The new tax code provides for an incremental sliding scale of EPT rates ranging from 0% to 60% for various profit levels above the mentioned ratio.

The allocated purchase price of the mineral interest included a capitalized amount of an acquired asset retirement obligation.

NOTE 4 - RELATED PARTY TRANSACTIONS

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
MARCH 31, 2010 (UNAUDITED)

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
MARCH 31, 2010 (UNAUDITED)

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

In November 2009 KKM made partial repayment of the notes payable to GRK in the amount of $2,500,000. As a result, as of March 31, 2010 the notes payable to GRK and AI were KZT 180,281,673 (equivalent $1,225,489) and KZT 118,642,991 (equivalent $806,492), respectively.

NOTE 5 – SHAREHOLDERS’ EQUITY

Stock grants and shares cancelled –On March 25, 2008 the board agreed to award to certain executives and key employees of the Company additional restricted stock grants (421,772 shares) with an estimated fair value of $337,418 at the closing market price of common stock on the date of grant ($0.80 per share).  Out of this amount, $45,301 (191,715 shares) was reversed in 2009 due to anticipated resignation of Mr. Bitenov, the CFO of the Company.

As of March 31, 2010 there was no unexpensed compensation cost.  During 2010 the remaining shares vested.  The Company recognized $6,390 and $154,295 of compensation expense for the three months ended March 31, 2010 and 2009, respectively.

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
MARCH 31, 2010 (UNAUDITED)

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

Annual Work Program – Historically, it has been the practice of the MEMR that if a subsurface user could not fulfill certain conditions for a specific year, for any reason, then the work program requirements of that year would be extended to the next year.  This was done because the obligations of subsoil users were typically set forth on the basis of the full duration of the subsoil use contract, rather than on an annual basis. In December 2008 a new subsoil use legislation of Kazakhstan was submitted to parliament, superseding legislation on oil production and exploration, mineral resources mineral management, and production sharing agreements (PSAs). The new subsoil use legislation of Kazakhstan, which is expected to be adopted by parliament and signed by the President in the second quarter of 2010 and will become effective six months after its approval by parliament and the President, allows the government to annul contracts in the extractive sector if they are deemed to be harmful to Kazakhstan's economic security or national interests. The legislation also requires separate contracts for exploration and production operations, puts shorter time limits on exploration contracts, enhances the government’s authority to terminate contracts not in compliance with the law, and requires tax stability clauses in individual contracts to be approved by the President of Kazakhstan. Also, the latest draft assumes that disputes between subsurface users and the government will be settled in the courts of Kazakhstan, and does not assume international arbitration.  Disputes regarding the existing subsurface use contracts would also be settled in the courts of Kazakhstan.  This change in practice has created great uncertainty as to how the government will proceed in the future.  Currently, there is no legislatively fixed mechanism governing the development of annual work programs or for the independent determination of compliance by the subsurface user with the parameters of the annual work program. The determination is currently being made at the discretion of officials employed by the authorized governmental body.  Based solely on their own discretion, these officials have the authority to suspend the activities of the subsurface user even for a minor breach of the detailed annual work program. These facts, coupled with the right of the competent body to unilaterally terminate a subsoil user’s contract if the contractor materially breaches the subsoil use contract obligations, indicates there is a risk that one or more of the Company’s subsoil use contracts could be cancelled.  While the Company does not expect any other penalties and fines, except the loss of one or more of the subsoil use contracts, KKM is required to remove all equipment and remediate the property where the remediation costs are currently estimated at the level up to $950,000.

Kazakhstan Business Environment – As an emerging market, Kazakhstan has a legal and regulatory infrastructure that is not as mature and stable as those usually existing in more developed free market economies. As a result, operations carried out in Kazakhstan can involve risks and uncertainties that are not typically associated with those in developed markets. The instability associated with the ongoing transformation process to a market economy can lead to changes in the business conditions in which the Company currently operates. Changes in the political, legal, tax or regulatory environment could adversely impact the Company’s operations.

BEKEM METALS, INC. AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 (UNAUDITED)

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

Operating Leases – Bekem leases approximately 400 square feet of office space located at 324 South 400 West, Suite 225, Salt Lake City, Utah 84101 for its administrative and registered office in the United States.  The Company pays annual rents of approximately $7,800 for this space pursuant to a lease agreement that expired in October 2009. The Company is currently renting this space on a month-to-month basis at the same rate.

The Company also maintains a representative office in Almaty, Kazakhstan, where it leases approximately 645 square feet of office space. The lease agreement expires on August 31, 2010. The monthly lease payment is $921. To minimize its operating expenses, in March 2010 the Company decided to close the office. Withdrawal from the state registration is expected to take three months.  Closure of the representative office will help to reduce the expenses by approximately $50,000 per month.

KKM rents approximately 1,706 square feet of office space in Aktobe, Kazakhstan. KKM pays approximately $1,400 per month for this space under a one-year lease agreement. This space is leased on a year-to-year basis.

Rent expense for the three months ended March 31, 2010 and 2009 was $8,700 and $35,317, respectively.

NOTE 8 –SUBSEQUENT EVENTS

On April 21, 2010 KKM received notifications (dated April 6, 2010) from the MINT related to fulfillment of KKM contract obligations. The notifications require KKM to provide explanations for non-performance of the Kempirsai and Mamyt work programs. On April 23 and 29, 2010 KKM responded to these notifications with references to delays in signing of the addendum to the nickel and cobalt ore production contract (which was signed in December 2009) and to the recent letter from the MEMR (which was also received in December 2009) granting KKM’s request to decrease the coal volume production requirements of its work program from 200,000 tons per year to 5,000 tons per year for the period from 2009 to 2012. The review of KKM’s responses to the notifications from the MINT is expected in May-June 2010.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

For a complete understanding, this management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and Notes to the Condensed Consolidated Financial Statements contained in this quarterly report on Form 10-Q and our annual report on Form 10-K for the year ended December 31, 2009.

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

Overview

We are engaged in the development and exploration of nickel, cobalt and brown coal deposits in the Republic of Kazakhstan.  We carry out our exploration activities through our wholly-owned subsidiary, Kyzyl Kain Mamyt LLP (“KKM”).

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

The Kempirsai and Mamyt licenses are independent of one another.  The loss of one would not necessarily trigger a loss of the other.  Under our contracts we have the right to negotiate with the government for extensions of the terms of those contracts.  If we are unsuccessful in negotiating extensions, upon the expiration of our contracts, our interest in and rights to those deposits terminates and reverts back to the government of the Republic of Kazakhstan at the expiration of the term of the license, but we retain the rights to all tangible and intangible assets we acquire for exploration, extraction and production at these deposits.

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

In 2008 KKM entered into a preliminary consortium agreement, subject to negotiation of the terms of a definitive agreement, with two Kazakhstani companies, GRK Koitas LLP (“GRK”) and Asia-Invest Corporation LLP (“AI”) for the purpose of jointly developing and constructing a processing plant. Like us, GRK, AI and their shareholders have been unsuccessful raising funds to finance the Consortium due to the effects of the volatility in the world financial and nickel markets.  In 2009 GRK was successful in negotiating an extension of the investment obligations under its license to later periods. Also, in March 2010 AI obtained a similar extension of its investment obligations to later periods.  We believe the extension of GRK’s and AI’s licenses make it unlikely that the parties will finalize a definitive consortium agreement or move forward with the joint development of a processing plant.

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

Because of a lack of funds, KKM did not fully meet its 2009 annual work program requirements to invest up to $6 million into development of the Kempirsai deposit, including construction of the processing plant.  On April 21, 2010 KKM received notifications (dated April 6, 2010) related to fulfillment of KKM contract obligations from the MINT. The notifications required KKM to provide explanations for non-performance of the Kempirsai and Mamyt work programs. On April 23 and 29, KKM responded on these notifications with references to the delay in the signing of the addendum to the nickel and cobalt ore production contract (which was signed in December 2009) and to the recent letter from the Ministry of Energy and Mineral Resources of the Republic of Kazakhstan (the “MEMR”) granting KKM’s request to decrease the coal volume production requirements of its work program from 200,000 tons per year to 5,000 tons per year for the period from 2009 to 2012 (which was also received in December 2009). The review of KKM’s responses to the notifications from the MINT is expected in May-June 2010. To avoid the loss of its contract, management plans to engage in discussions with the appropriate governmental agencies to revise the terms of its annual work programs.  However, the government is under no obligation to negotiate with us and there is no guarantee that we can be successful in renegotiating the terms of our work programs.

Because of our limited prospects for generating revenue or obtaining additional financing, we anticipate that we will be unable to fulfill the unfulfilled obligations of our 2009 minimum work program requirements, or the 2010 minimum work requirements associated with the Kempirsai deposit.

We are investigating the possibility of selling our rights to the Kempirsai deposit.

Historically we had planned to use the brown coal from our Mamyt deposit primarily to provide power for our planned nickel processing facility because of the lack of readily available market in Kazakhstan for low grade brown coal of the quality contained at our Mamyt deposit.  Given the unlikelihood that we will obtain funding to construct a nickel processing facility, we are also investigating potential markets and uses for coal from the Mamyt deposit.

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

Liquidity and Capital Resources

Since inception we have generated no revenue. Our capital resources have consisted primarily of funds we have borrowed from related and non-related parties, the sale of our equity securities and funds received from the sale of Kaznickel.  As of March 31, 2010 we had cash on hand of $101,312. Since inception we have an accumulated deficit of $30,613,114.  At March 31, 2010 current liabilities exceeded current assets by $1,456,129.

Our deposits have not yet entered the development stage and we have no production.  We have realized only limited revenue from our Kempirsai and Mamyt deposits and have very little ability to generate revenue.  We do not expect this to change until we build and begin operating a nickel ore processing plant.

Because of a lack of funds, we were unable to meet our 2009 annual work program requirements to invest up to $6 million into development of the Kempirsai deposit and a processing plant.  In April 2010 we received notifications from the MINT requesting explanations for our non-performance in connection with our Kempirsai and Mamyt deposits.  We have responded to those requests.  If our explanations are acceptable to the MINT, and it does not cancel or otherwise change the terms of our Kempirsai license, we anticipate the need to seek significant additional funding during fiscal 2010 to satisfy our 2010 annual work program obligations (to invest up to $26.5 million) and to satisfy the obligations we did not meet in 2009.  We also anticipate the need for up to $400,000 to satisfy the 2010 work program requirements associated with our Mamyt deposit if we are successful in negotiations to reduce the 2009 annual work program to the level that was actually spent in 2009.  At this time, we have no indication of the potential outcome of the MINT inquiry.  Even if our licenses are not canceled, there is no assurance that we will be able to obtain additional funding on favorable terms, or at all.  We do not currently anticipate generating significant revenue during 2010.  If we are unsuccessful in obtaining additional funding or generating significant revenue during 2010, we will likely be unable to meet our work program requirements or to continue operations.  Unless we can renegotiate the terms of our work program requirements we anticipate we will also lose our licenses some time during 2010.

Cash Flow

During the three months ended March 31, 2010 and 2009 cash was used to fund operations as follows:

For the Three Months Ended March 31,	2010	2009

Net cash from operating activities	$(434,924)	$(521,418)
Net cash from investing activities	1,699	649,805
Net cash from financing activities	–	–
Effect of exchange rate changes on cash	(82)	(3,456)
NET (DECREASE) / INCREASE IN CASH	$(433,307)	$124,931

During the three months ended March 31, 2010 net cash used in operating activities was $434,924 compared to net cash used in operating activities of $521,418 during the three months ended March 31, 2009. This decrease in net cash used in operating activities primarily occurred due to reduced general and administrative costs and exploratory activities as a result of our financial difficulties and the sale of Kaznickel during 2009.

During the three months ended March 31, 2010 net cash received from investing activities was $1,699 which was received from sale of minor office property and equipment. By comparison, during the three months ended March 31, 2009 we received net cash in investing activities of $649,805. Cash received from investing activities during the three months ended March 31, 2009 mainly represented an advance payment received in connection with the potential sale of Kaznickel and an advance received from Asia Invest for the sale of special equipment.

During the three months ended March 31, 2010 and 2009 we did not receive any cash from financing activities.

Results of Operations

Three months ended March 31, 2010 compared to the three months ended March 31, 2009

Revenue

Because our deposits are without known reserves, we are considered to be in the exploration stage.  Any revenue earned during this stage from the sale of ore or brown coal is recorded against exploratory costs. We did not have any such incidental sales during the three months ended March 31, 2010. By comparison, during the first quarter 2009 we realized $311 from incidental sales of ore or brown coal.

General and Administrative Expenses

Our general and administrative expenses during the three months ended March 31, 2010 decreased to $555,004 from $647,056 during the first quarter 2009. This $92,052 decrease in general and administrative expenses was primarily the result of lower payroll expenses and related taxes by approximately $45,050 in the first quarter 2010 due to staff reductions; decreases in rent expense of $26,600 due to reduction of rent fees and rented premises; and the reduction of other administrative expenses resulting from the reduced scope of the Company’s operations due to our current financial difficulties.

Research and Development Costs

We engaged in no research and development activities during the first quarter 2010 and 2009.

Exploratory Costs

During the three months ended March 31, 2010 and 2009 we did not extract any ore or coal. The exploration costs incurred during these periods mainly represent geologists’ and other specialists’ salaries, other costs in preparation for future exploratory activities and some Kempirsai mining asset maintenance expenses.

Accretion Expense

Accretion expense increased by $20,499 to $34,326 during the three months ended March 31, 2010 compared to the same period of 2009 due to the revision of asset retirement obligations made at the end of 2009.  Until we engage in mining and production, we believe accretion expense will continue at rates consistent with those realized during the quarter ended March 31, 2010.

Grant Compensation Expense

During the three months ended March 31, 2010 we recognized $6,390 in grant compensation expense for restricted stock grants issued to certain officers and key employees during the fourth quarter 2006 and the second quarter 2008 compared to $154,295 for the three months ended March 31, 2009. The reduction in grant compensation expense occurred due to vesting of the shares granted and reversal of unvested shares granted to Mr. Bitenov which were expected to vest in 2011. The reversal was made at the end of 2009 due to the resignation of Zhassulan Bitenov, which became effective on April 30, 2010.  Mr. Bitenov had served as our Chief Financial Officer since January 2008.

Total Operating Expenses and Loss from Operations

Our total operating expenses and loss from operations decreased from $827,054 during the three months ended March 31, 2009 to $649,889 during three months ended March 31, 2010.  The principal reasons for the decrease are a decrease in general and administrative expense of $92,052 due to the reduced scope of the Company’s operations and lower grant compensation expense due to due to vesting and reversal of the shares granted.

Interest Income

During the three months ended March 31, 2010 we realized interest of $1,265 on deposits. By comparison, during the three months ended March 31, 2009 we realized interest of $74,517 on deposits and on the note receivable from a related party.

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

Exchange Gain/Loss

During the quarter ended March 31, 2010 we realized an exchange gain of $218,568 compared to an exchange loss of $2,802,998 during the quarter ended March 31, 2009.  As with the gain/loss from remeasurement, we recognize exchange gain or loss as a result of having subsidiaries operating in foreign countries whose functional currency may or may not be the U.S. dollar.  This requires us to translate results of operations from a foreign currency, in this case Kazakh tenge, to U.S. dollars at the average exchange rate, where results of operations include exchange gains or losses on the U.S. dollar monetary assets and liabilities.

On February 4, 2009 Kazakhstan’s National Bank dramatically devalued the Tenge, the local currency, from a range of 117-123 Tenge/U.S. dollar to 145-155 Tenge/U.S. dollar, citing the decline in oil price (oil comprises 60% of Kazakh exports), currency devaluations in Kazakhstan’s neighbors, particularly Russia, and the fledgling state of the domestic banking sector. This currency devaluation was the main cause of the exchange loss recognized by us during the quarter ended March 31, 2009.

Net Loss

For the foregoing reasons, during the three months ended March 31, 2010 we experienced a net loss of $383,812 compared to a net loss of $3,369,394 during the three months ended March 31, 2009. We anticipate we will continue to experience net losses in upcoming quarters, but given the current uncertainty associated with our licenses and our financial condition we cannot predict the size or nature of those losses at this time.

Summary of Material Contractual Commitments

The following table lists our significant commitments as of March 31, 2010:

		Payments due by Fiscal Year
Contractual Commitments	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
KKM’s work programs (1) (2)	$123,400,000	$32,500,000	$78,500,000	$4,400,000	$8,000,000
Operating leases	35,635	35,635	-0-	-0-	-0-
Total	$123,435,635	$32,535,635	$78,500,000	$4,400,000	$8,000,000

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

Off-Balance Sheet Financing Arrangements

As of March 31, 2010 we had no off-balance sheet financing arrangements.

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

Our foreign-denominated monetary assets and liabilities are revalued on a monthly basis with gains and losses on revaluation reflected in net income. A hypothetical 10% favorable or unfavorable change in foreign currency exchange rate at March 31, 2010 would have affected our net income by approximately $180,000.

Item 4T.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2010. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2010, our disclosure controls and procedures were effective in (1) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and (2) ensuring that information disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the company’s principal executive officer and principal financial officer and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
●
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

●
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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework. Based on this assessment, our management concluded that as of March 31, 2010, our internal control over financial reporting is effective based on those criteria.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

Item 1A.  Risk Factors

There have been no material changes to the risk factors as previously disclosed in our annual report on Form 10-K for the year ended December 31, 2009.

Item 6.  Exhibits

Exhibits.  The following exhibits are included as part of this report:

Exhibit No.	Exhibit Description

10.31	Addenda No.1 to the Contract on work on Extraction of brown coal on East - Ural a deposit (A site East - Ural) Located in the Aktyubinsk area Kazakhstan Republic (English translation)*
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002*
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002*
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002*
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002*

*  Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEKEM METALS, INC.

Date: May 7, 2010	/s/ Yermek Kudabayev
Yermek Kudabayev Chief Executive Officer

Date: May 7, 2010	/s/ Yermek Kudabayev
Yermek Kudabayev
Interim Chief Financial Officer