Form 10-Q
period 2010-06-30
BEKEM METALS INC
filed 2010-08-11
CIK 1223550

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From ________ to _________

Commission File Number 0-50218

BEKEM METALS, INC.
(Exact name of registrant as specified in its charter)

Utah	87-0669131
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Sankibai Batyr Ave., 14D
Aktobe city, Republic of Kazakhstan	030000
(Address of principal executive offices)	(Zip Code)

+7 (7132) 55-75-54
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

As of July 28, 2010, the registrant had 124,980,296 shares of common stock, par value $0.001, issued and outstanding.

BEKEM METALS, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

Page
Item 1. Financial Statements

Condensed Consolidated Balance Sheets (Unaudited) as of June 30, 2010 and December 31, 2009	3

Condensed Consolidated Statements of Operations (Unaudited) for the Three Months and Six Months Ended June 30, 2010 and 2009, and for the Period from March 5, 2004 (Date of Inception) through June 30, 2010	4

Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2010 and 2009, and for the Period from March 5, 2004 (Date of Inception) through June 30, 2010	5

Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3. Qualitative and Quantitative Disclosures About Market Risk	24

Item 4. Controls and Procedures	25

PART II — OTHER INFORMATION

Item 1A. Risk Factors	27

Item 5. Other Information	27

Item 6. Exhibits	27

Signatures	28

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements

BEKEM METALS, INC. AND SUBSIDIARIES
(An Exploration Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
	2010	2009

ASSETS

Current Assets
Cash	$16,014	$534,619
Trade accounts receivable	50,068	22,439
VAT recoverable	174,979	179,012
Inventories	547,490	542,245
Prepaid expenses and other current assets	77,408	46,444
Deferred compensation	-	6,390
Total Current Assets	865,959	1,331,149

Property, plant and mineral interests (net of accumulated
depreciation of $642,134 and $564,990)	2,729,954	2,852,697
Other assets	20,184	41,883
Total Assets	$3,616,097	$4,225,729

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
Notes payable to related parties	$2,031,981	$2,031,981
Accounts payable	326,127	122,610
Accrued expenses	247,419	151,064
Total Current Liabilities	2,605,527	2,305,655

Asset retirement obligations	985,623	911,297
Total Liabilities	3,591,150	3,216,952

Commitments and Contingencies	-	-

Shareholders' Deficit
Preferred stock; $0.001 par value, 20,000,000 shares authorized,
no shares outstanding	-	-
Common stock; $0.001 par value, 300,000,000 shares authorized,
and 124,980,296 shares issued and outstanding	124,980	124,980
Additional paid-in capital	28,387,055	28,387,055
Accumulated deficit	(31,074,045)	(30,229,302)
Accumulated other comprehensive income	2,586,957	2,726,044
Total Shareholders' Deficit	24,947	1,008,777

Total Liabilities and Shareholders' Deficit	$3,616,097	$4,225,729

The accompanying notes are an integral part of these condensed, consolidated financial statements.

BEKEM METALS, INC. AND SUBSIDIARIES
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		For the Period from March 5, 2004 (Date of Inception) through
	2010	2009	2010	2009	June 30, 2010

Revenue	$-	$-	$-	$-	$-

Operating Expenses
General and administrative expenses	479,408	648,738	1,034,412	1,295,794	14,471,835
Research and development costs	-	-	-	-	1,057,970
Exploratory costs	8,638	4,729	62,807	16,605	2,978,564
Loss from impairment of property	-	-	-	-	10,243,178
Accretion expense on asset retirement obligations	34,743	12,776	69,069	26,603	668,922
Grant compensation expense	-	83,333	6,390	237,628	1,473,681

Total Operating Expenses	522,789	749,576	1,172,678	1,576,630	30,894,150

Loss From Operations	(522,789)	(749,576)	(1,172,678)	(1,576,630)	(30,894,150)

Other Income/(Expense)
Exchange gain from remeasurement	136	1,239	(3,452)	1,599	48,282
Exchange (gain) loss	(60,586)	92,164	157,982	(2,710,834)	(2,778,896)
Interest income	20	183	1,285	74,700	708,535
Interest expense	-	-	-	-	(1,337,317)
Other income, net	122,288	173,449	172,120	207,589	1,123,478

Net Other Income/(Expense)	61,858	267,035	327,935	(2,426,946)	(2,235,918)

Loss from Continuing Operations	(460,931)	(482,541)	(844,743)	(4,003,576)	(33,130,068)

Income (Loss) from Discontinued Operations	-	(80,412)	-	71,229	(1,475,786)

Net Loss Before Taxes	(460,931)	(562,953)	(844,743)	(3,932,347)	(34,605,854)

Deferred tax benefit	-	-	-	-	3,390,601

Consolidated Net Loss	(460,931)	(562,953)	(844,743)	(3,932,347)	(31,215,253)

Less: Loss attributable to noncontrolling interests	-	-	-	-	141,208

Net Loss Attributable To Shareholders of Bekem Metals Inc.	$(460,931)	$(562,953)	$(844,743)	$(3,932,347)	$(31,074,045)

Basic Loss per Common Share
Loss from continuing operations	$0.00	$0.00	$(0.01)	$(0.03)
Income from discontinued operations	0.00	0.00	0.00	0.00

Consolidated net loss	$0.00	$0.00	$(0.01)	$(0.03)

Weighted-Average Shares used in
Basic Loss per Common Share	124,980,296	125,172,011	124,980,296	125,172,011

The accompanying notes are an integral part of these condensed, consolidated financial statements.

BEKEM METALS, INC. AND SUBSIDIARIES
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For the Six Months Ended June 30,		For the Period from March 5, 2004 (Date of Inception) through
	2010	2009	June 30, 2010

Cash Flows from Operating Activities
Net loss	$(844,743)	$(3,932,347)	$(31,074,045)
(Income) loss from discontinued operations	-	(71,229)	1,475,786

Adjustments to reconcile net loss to
net cash provided by operating activities:
Depreciation and amortization	101,264	108,133	944,329
Accretion expense on asset retirement obligations	69,069	26,603	668,922
Interest expense from debt discount	-	-	963,231
Shares issued on option modification	-	-	19,426
Deferred tax benefit	-	-	(3,390,601)
Foreign currency exchange loss / (gain) and loss / (gain) from remeasurement	(154,530)	2,709,235	2,730,614
Impairment loss on property, plant and mineral interests	-	-	10,243,178
Loss / (gain) on disposal of property and equipment	(8,023)	24,210	(104,067)
Stock grant compensation expense	6,390	237,628	1,473,681
Change in operating assets and liabilities:
Trade accounts receivable	(27,569)	(2,741)	(50,162)
VAT recoverable	5,153	(21)	(115,581)
Inventories	(1,955)	23,193	(542,172)
Prepaid expenses and other current assets	(17,422)	(26,467)	(94,453)
Change in related party receivables / payables	-	-	(206,171)
Accounts payable	192,104	54,385	150,151
Advances received	11,328	(42,457)	11,328
Accrued expenses	82,881	183,999	76,151
Cash From Operating Activities - Continuing operations	(586,053)	(707,876)	(16,820,455)
Cash From Operating Activities - Discontinued operations	-	(1,904)	(5,816,257)
Net Cash From Operating Activities	(586,053)	(709,780)	(22,636,712)

Cash Flows from Investing Activities
Purchase of property and equipment	-	(38,382)	(4,051,384)
Purchase of intangible assets	(302)	(624)	(47,221)
Proceeds from disposal of property and equipment	65,859	159,300	537,076
Loans provided to related parties	-	-	(14,900,000)
Cash received from sale of subsidiary	-	500,000	5,000,000
Cash acquired in acquisitions / received from discontinued operations	-	-	52,364
Cash From Investing Activities - Continuing operations	65,557	620,294	(13,409,165)
Cash From Investing Activities - Discontinued operations	-	-	425,377
Net Cash From Investing Activities	65,557	620,294	(12,983,788)

Cash Flows from Financing Activities
Proceeds from notes payable	-	-	13,946,817
Payments on notes payable	-	-	(21,649,038)
Proceeds from loans / notes payable - related parties	-	-	18,210,606
Payments on loans / notes payable - related parties	-	-	(6,815,004)
Issuance of shares for cash	-	-	26,728,842
Cash From Financing Activities - Continuing operations	-	-	30,422,223
Cash From Financing Activities - Discontinued operations	-	-	4,979,594
Net Cash From Financing Activities	-	-	35,401,817

Effect of Exchange Rate Changes on Cash	1,891	(3,396)	234,697

Net (Decrease) / Increase in Cash	(518,605)	(92,882)	16,014
Cash at Beginning of Period	534,619	115,459	-
Cash at Beginning of Period - Discontinued Operations	-	185	-
Cash at End of Period	16,014	22,762	16,014
Less Cash of Discontinued Operations at End of Period	-	(37)	-
Cash of Continuing Operations at End of Period	$16,014	$22,725	$16,014

The accompanying notes are an integral part of these condensed, consolidated financial statements.

BEKEM METALS, INC. AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 (UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION, NATURE OF BUSINESS, AND SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information – The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, they are condensed and do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature.  The accompanying financial statements should be read in conjunction with the most recent audited financial statements of Bekem Metals, Inc. included in its annual report on Form 10-K filed for the year ended December 31, 2009.  Operating results for the six-month period ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

Bekem Metals, Inc. – Condesa and its wholly owned subsidiary Kaznickel, LLP (“Kaznickel”) acquired Bekem in a reverse acquisition on January 28, 2005.  On July 24, 2006, Condesa transferred its interest in Kaznickel to Bekem, making Kaznickel a wholly-owned subsidiary of Bekem.  On September 30, 2006, Bekem sold Condesa to a third party for a nominal value. Also, during 2009 Bekem sold Kaznickel to a third party for 280,000 Kazakh Tenge (KZT)  (approximately $1,867 U.S. Dollars (USD)) and for repayment of $5,000,000 worth of loans owed to Bekem by Kaznickel.

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
JUNE 30, 2010 (UNAUDITED)

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

Basis of Presentation – The accompanying condensed consolidated financial statements include the accounts of Bekem and its wholly owned subsidiaries KMI and KKM.  Intercompany accounts and transactions have been eliminated in consolidation. The results of operations of KMI and BMI were combined for all periods prior to the acquisition, with recognition of the noncontrolling interest in BMI; the operations of BMI and KMI are consolidated from October 24, 2005.

Condesa and Kaznickel are included in the condensed consolidated financial statements from the date of acquisition to the date of disposal. The three and six month operations of Kaznickel during 2009 were presented in the Company’s condensed consolidated financial statements as income from discontinued operations.

Foreign Currency Transactions – The condensed consolidated financial statements are presented in U.S. Dollars.  The functional currency of Bekem Metals, Inc. is United States Dollars.

The Kazakh Tenge is the functional currency of the operating subsidiary, KKM. The respective balance sheets have been translated into USD at the exchange rates prevailing at each balance sheet date. The respective statements of operations have been translated into USD using the average exchange rates prevailing during the periods of each statement. The corresponding translation adjustments are part of accumulated other comprehensive income and are shown as part of shareholders’ equity.

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

BEKEM METALS, INC. AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 (UNAUDITED)

Nature of Business

The Company holds licenses to explore mineral resource properties.

KKM holds exploration and production licenses from the government of Kazakhstan to a 575,756 acre parcel, located approximately 130 kilometers northwest of Aktobe, Kazakhstan.  This deposit is referred to as the Kempirsai deposit. The licenses grant KKM the right to explore for and produce nickel and cobalt from deposits located within the territory through October 12, 2020, which may be extended upon agreement between KKM and the Ministry of Energy and Mineral Resources (“MEMR”).  KKM also holds a license to explore for and produce Mamyt brown coal from a deposit located within 40 kilometers of its Kempirsai deposit.  This license expires on December 11, 2018 with further possible extensions.  Because the Company does not have a reserve estimate for its deposits that conforms to the standards of Industry Guide 7 issued by the U.S. Securities and Exchange Commission, its operations were considered to be at the exploratory stage for 2010 and 2009.

KKM contracts and licenses call for the extraction of the following amounts of ore from the Kempirsai deposit and brown coal from the Mamyt deposit and the following investments in ore mining and processing technology:

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

(1)
In December 2009 KKM received a letter from the MEMR granting KKM’s request to decrease the coal volume production requirements of its work program from 200,000 tons per year to 5,000 tons per year for the period from 2009 to 2012. These changes are not reflected in the above table and will not be reflected until these changes are legally approved by the government by the signing of a new addendum to the existing subsoil use contract. Signing of the addendum by the government has not yet occurred due to recent reorganizations within the government of the Republic of Kazakhstan and creation of the new Ministry of Industry and New Technologies (MINT) in March 2010 to assume the responsibilities of the MEMR with regard to non-oil-related licenses. The Company anticipates an addendum to this license memorializing the changes to the annual work program requirements to be signed by MINT sometime in August 2010.

BEKEM METALS, INC. AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 (UNAUDITED)

Business Condition – The financial crisis impacting the global economy has had a material effect on the Company’s business. Metal prices fell sharply in 2008, making future forecasts problematic and projected financial models unprofitable. Although prices recovered some during 2009 and the first six months of 2010, they still remain vulnerable due to the continuing global economic crisis making the Company’s access to equity and/or debt financing temporarily impossible. In light of the uncertain economic environment, the Company has been looking for private investors and/or potential purchasers of some of the Company’s assets.

The Company’s deposits have not yet entered the development stage with respect to their mineral interests and have no production. The Company has realized only limited revenue from its deposits and has very little ability to generate revenue.  The Company does not expect this to change unless it builds and begins operating a nickel ore processing plant.

Because of a lack of funds, KKM did not fully meet its 2009 annual work program requirements to invest up to $6 million into development of the Kempirsai deposit, including construction of a processing plant.  The Company anticipates the need to seek significant funding during fiscal 2010 to fulfill the 2010 annual work program obligations (to invest up to $26.5 million) and to satisfy the obligations KKM did not meet in 2009 (to invest up to $4.3 million.)  There is no assurance that the Company will obtain funding on favorable terms, or at all. If the Company is unsuccessful in obtaining funding during 2010, the Company will have insufficient funds to meet its work program obligations for 2009 and 2010 or to continue operations. If the Company cannot fulfill its work program requirements, the Company could be subjected to the possible forfeiture of its subsoil use contracts and licenses and current remediation obligations of approximately $985,000.

On April 21, 2010 KKM received notifications (dated April 6, 2010) from the MINT related to fulfillment of KKM’s contract obligations. The notifications required KKM to provide explanations for non-performance of the Kempirsai and Mamyt work programs. On April 23 and 29, 2010 KKM responded to these notifications with references to delays in signing of the addendum to the nickel and cobalt ore production contract (which was signed in December 2009) and to the recent letter from the MEMR (which was also received in December 2009) granting KKM’s request to decrease the coal volume production requirements of its work program from 200,000 tons per year to 5,000 tons per year for the period from 2009 to 2012. On June 3, 2010 KKM received a response letter from the MINT requesting the Company fulfill its contract obligations (including the unfulfilled obligations of 2009) by the end of 2010.

These factors raise substantial doubt about the Company’s ability to retain its licenses or to continue as a going concern.

BEKEM METALS, INC. AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 (UNAUDITED)

Exploration Stage Company

The Company is currently an exploration stage company. As an exploration stage enterprise, the Company discloses the deficit accumulated during the exploration stage and the cumulative statements of operations and cash flows from inception through the current balance sheet date.  The Company has incurred net losses of $31,074,045 and used net cash in operations of $22,636,712 for the period from March 5, 2004 (date of inception) through June 30, 2010. An entity remains in the exploration stage until such time as proven or probable reserves have been established for its deposits.

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

Cash consists of the following:

	June 30,	December 31,
	2010	2009
Current accounts (USD)	$1,791	$19,289
Current accounts (Tenge)	9,365	75,071
Bank deposit (USD)	4,858	150,107
Bank deposit (Tenge)	-	290,152
Total	$16,014	$534,619

NOTE 3 - PROPERTY, PLANT AND MINERAL INTERESTS

Property, plant and mineral interests consist of the following:

	June 30,	December 31,
	2010	2009
Buildings	$1,543,912	$1,562,807
Machinery and equipment	1,755,112	1,744,464
Other fixed assets	73,064	110,416
Unproved mineral interests	-	-
	3,372,088	3,417,687
Accumulated depreciation	(642,134)	(564,990)
Property, plant and equipment, net	$2,729,954	$2,852,697

The government of Kazakhstan retains the title to the property upon which the Company’s mineral interests pertain; however, the Company’s mineral interests are considered to be tangible assets.

During December 2009 the Company recognized impairment of $556,500 on its property and equipment to be used in the pilot plant under the Vanyukov process. No further impairment of mineral interests was required during the six-month period ended June 30, 2010.

Bekem acquired two contracts to explore for and extract minerals in connection with the purchase of KKM made in October 24, 2005. One contract is for the exploration and extraction of nickel and cobalt ore from deposits located in an approximately 575,756 acre site in the northwest area of the Republic of Kazakhstan which is valid through October 12, 2020.  The other contract is for the exploration and extraction of brown coal at the Mamyt deposit located within 40 kilometers of the Kempirsai deposit, which is valid through December 11, 2018.

The allocated purchase price of the mineral interest included a capitalized amount of an acquired asset retirement obligation.

BEKEM METALS, INC. AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 (UNAUDITED)

NOTE 4 - RELATED PARTY TRANSACTIONS

In March 2008 KKM entered into a preliminary consortium agreement, subject to negotiation of the terms of a definitive agreement, with two Kazakhstani companies, GRK Koitas LLP (“GRK”) and Asia-Invest Corporation LLP (“AI”). GRK and AI are related parties of the Company through a common stockholder. These companies also have exploration and production licenses near the Company’s Kempirsai deposits in northwestern Kazakhstan. This agreement provides for the joint development and construction of a nickel processing plant in the area for joint use by the parties. Under the preliminary consortium agreement, KKM is considered to be the operator of the Consortium. The preliminary shares of the parties in the Consortium are the following: KKM - 50%; GRK Koitas - 40%; and Asia-Invest - 10%. Under the preliminary consortium agreement, which was amended in November 2009, the parties are obliged to jointly contribute approximately $9.2 million for financing the construction of a processing plant. Of this amount, KKM is obligated to contribute approximately $4.6 million. Also, the parties further agreed to extend the period for final determination of the ownership interests of the parties in the Consortium to December 31, 2010.

The parties have the right to withdraw from the Consortium subject to three months written notice. Consequently, these advances have been classified as current notes payable to related parties and bear no interest since they represent contributions to the Consortium.

As of June 30, 2010 the notes payable to GRK and AI were $1,225,489 and $806,492, respectively.

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

As of June 30, 2010 there was no unexpensed compensation cost.  During 2010 the remaining shares vested.  The Company recognized $6,390 and $237,628 of compensation expense for the six months ended June 30, 2010 and 2009, respectively.

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

BEKEM METALS, INC. AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 (UNAUDITED)

Failure to Satisfy the Terms of the Subsoil Use Contracts – Under the subsoil use contracts, the Company is required to satisfy the annual minimum work program requirements.  If the Company fails to satisfy these commitments, it may be subject to the loss of one or more of the subsoil use contracts.  The cancellation of the contracts would have a material adverse effect on the Company’s business, results of operations and financial condition.  While the Company does not expect any other penalties and fines, except the loss of one or more of the subsoil use contracts, KKM is required to remove all equipment and remediate the property where the remediation costs are currently estimated at the level up to $985,000.

Annual Work Program – Historically, it has been the practice of the MEMR that if a subsurface user could not fulfill certain conditions for a specific year, for any reason, then the work program requirements of that year would be extended to the next year.  This was done because the obligations of subsoil users were typically set forth on the basis of the full duration of the subsoil use contract, rather than on an annual basis. On June 24, 2010 the new law “On Subsoil and Subsoil Use” was signed by the President of the Republic of Kazakhstan.  The new law replaces both a 1995 “Law on Petroleum” and similar regulations enacted in 1996 under the same name.

The new subsoil law seeks to maximize the protection of the interests of the state – the owner of the subsoil. As a result, the new subsoil law allows the government to annul contracts in the extractive sector if they are deemed to be harmful to Kazakhstan's economic security or national interests. Also, the new subsoil legislation removed the issuance of joint exploration and development licenses, except for projects of a strategic importance and/or with complicated geological structure. The regulation of disputes between subsurface users and the government was not changed and allow both settlements in the courts of Kazakhstan and international arbitration. Currently, there is no legislatively fixed mechanism governing the development of annual work programs or for the independent determination of compliance by the subsurface user with the parameters of the annual work program. The determination is currently being made at the discretion of officials employed by the authorized governmental body.  Based solely on their own discretion, these officials have the authority to suspend the activities of the subsurface user even for a minor breach of the detailed annual work program. These facts, coupled with the right of the competent body to unilaterally terminate a subsoil user’s contract if the contractor materially breaches the subsoil use contract obligations, indicates there is a risk that one or more of the Company’s subsoil use contracts could be cancelled.

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

BEKEM METALS, INC. AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 (UNAUDITED)

In January 2009 Kazakhstan adopted a new tax code.  The new tax code invalidates tax stability clauses in existing contracts and eliminated tax stability in future contracts.  Also, during 2009 KKM received a letter from the MEMR requiring changes/addenda to the tax provisions of its existing subsurface use contracts to make them consistent with the new tax code.  Despite the fact that KKM’s existing subsurface use contracts included statements of stabilization of the tax rate with regard to subsurface user taxes (such as royalty and excess profit tax), the MEMR letter required the new tax rates to be applied to existing contracts beginning January 1, 2009.  In December 2009 KKM signed an addendum to the Kempirsai subsoil use contract replacing the existing tax rate indicated in the subsoil use contact to be in compliance with the new tax code in exchange for changes in the annual work program proposed by KKM.  A similar addendum was expected to be signed for the Mamyt subsoil use contract sometime in April 2010. However, preparation of the addendum has been postponed due to recent reorganizations in the government of the Republic of Kazakhstan and creation of the MINT, as indicated above.

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

Environmental Matters – Extensive national, regional and local environmental laws and regulations in Kazakhstan affect the Company’s operations. These laws and regulations set various standards regulating certain aspects of health and environmental quality and impose user fees, penalties and other liabilities for the violation of these standards and establish, in some circumstances, obligations to remediate current and former facilities and off-site locations. The Company believes it is currently in compliance with all existing Republic of Kazakhstan environmental laws and regulations. However, as new environmental laws and legislation are enacted and the old laws are repealed, interpretation, application and enforcement of the laws may become inconsistent. Compliance in the future could require significant expenditures, which may adversely affect the Company.

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

The Company also maintained a representative office in Almaty, Kazakhstan, where it leased approximately 645 square feet of office space. However, to minimize its operating expenses, in March 2010 the Company decided to close the office in Almaty. The lease agreement was cancelled on May 31, 2010 when the monthly lease payment was $921. Withdrawal from the state registration is expected to take three months.

BEKEM METALS, INC. AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 (UNAUDITED)

KKM rents approximately 1,668 square feet of office space in Aktobe, Kazakhstan. KKM pays approximately $1,200 per month for this space under a one-year lease agreement. This space is leased on a year-to-year basis.

Rent expense for the six months ended June 30, 2010 and 2009 was $15,528 and $29,632, respectively.

NOTE 7 –SUBSEQUENT EVENTS

On July 16, 2010 the President, Chief Executive Officer and interim Chief Financial Officer of the Company tendered his resignation to be effective as of August 16, 2010.  This resignation was not the result of any disagreement with the Company on any matter relating to operations, policies or practices. Although the Company has begun the process of identifying a qualified person(s) to fill the vacancies created by this resignation, to date the Company has been unsuccessful in identifying such person(s).

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

Forward Looking Information and Cautionary Statement

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended, that are based on our management’s beliefs and assumptions and on information currently available to management.  For this purpose any statement contained in this report that is not a statement of historical fact may be deemed to be forward-looking, including statements about our revenue, spending, cash flow, products, actions, intentions, plans, strategies and objectives.  Without limiting the foregoing, words such as “may,” “hope,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “projected” or “continue” or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainty, and actual results may differ materially depending on a variety of factors, many of which are not within our control. These factors include but are not limited to those relating to our plan of operations including our ability to construct a processing plant and put our property into commercial production, economic conditions generally and in the industry in which we and our customers participate, future commodity prices; competition within our industry, including competition from much larger competitors, future exploration, legislative requirements and changes and the effect of such on our business, results of operations, sufficiency of future working capital, borrowings and capital resources and liquidity and our ability to generate future cash flow and to continue to meet the requirements of and maintain our rights to our properties.

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

Throughout this report, unless otherwise indicated by the context, references herein to the “Company”, “BMI”, “we”, “our” or “us” and similar language means Bekem Metals, Inc, a Utah corporation, and its corporate subsidiaries and predecessors.

Overview

We are engaged in the development and exploration of nickel, cobalt and brown coal deposits in the Republic of Kazakhstan.  We carry out our exploration activities through our wholly-owned subsidiary, KKM.

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

The Kempirsai deposit was discovered in 1938 and at its peak in the late 1980’s produced almost five million tons of ore annually.  Since the mid-1990’s, however, mining activity at the deposit has been insignificant.  The Mamyt brown coal deposit is located within 40 kilometers of the Kempirsai deposit.

The Kempirsai and Mamyt licenses are independent of one another.  The loss of one would not necessarily trigger a loss of the other.  Upon the expiration of our contracts, our interest in and rights to each deposit terminates and reverts back to the government of the Republic of Kazakhstan but we retain the rights to all tangible and intangible assets we acquire for exploration, extraction and production at these deposits.

There is very little demand for our nickel ore until it has been processed and concentrated because of its low nickel content.  Currently, there is no nickel ore processing facility within the region of the Kempirsai deposit.  We have spent several years investigating processing technologies and undertaking preliminary feasibility studies (“PFS”) for the construction of a nickel ore processing facility.  We anticipate the cost to construct a processing plant with a planned annual capacity of 20,000 tons of ferronickel (5,000 tons of nickel) is approximately $160 million.

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

Because of a lack of funds, KKM did not fully meet its 2009 annual work program requirements to invest up to $6 million into development of the Kempirsai deposit.  On April 21, 2010 KKM received notifications from the MINT requiring KKM to provide explanations for non-performance of the Kempirsai and Mamyt work programs. On April 23 and 29, 2010 KKM responded to these notifications with references to delays in signing of the addendum to the nickel and cobalt ore production contract (which was signed in December 2009) and to the recent letter from the MEMR (which was also received in December 2009) granting KKM’s request to decrease the coal volume production requirements of its work program from 200,000 tons per year to 5,000 tons per year for the period from 2009 to 2012.  On June 3, 2010 KKM received a response letter from the MINT requesting KKM fulfill its contract obligations (including the unfulfilled obligations of 2009) by the end of 2010.

Because of our limited prospects for generating revenue or obtaining additional financing, we anticipate that we will be unable to fulfill the unfulfilled obligations of our 2009 minimum work program requirements, or the 2010 minimum work requirements associated with the Kempirsai deposit.

To avoid the loss of our contract, management plans to engage in discussions with the appropriate governmental agencies to revise the terms of its annual work programs.  On July 1, 2010 KKM submitted a request to the MINT asking for additional changes to the nickel and cobalt ore production contract. However, the government is under no obligation to negotiate with us and there is no guarantee that we can be successful in renegotiating the terms of our subsoil use contracts.

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

Liquidity and Capital Resources

Since inception we have generated no revenue. Our capital resources have consisted primarily of funds we have borrowed from related and non-related parties, the sale of our equity securities and funds received from the sale of Kaznickel.  As of June 30, 2010 we had cash on hand of $16,014.  Since inception we have an accumulated deficit of $31,074,045.  At June 30, 2010 current liabilities exceeded current assets by $1,739,568.

Our deposits have not yet entered the development stage and we have no production.  We have realized only limited revenue from our Kempirsai and Mamyt deposits and have very little ability to generate revenue.  We do not expect this to change until we build and begin operating a nickel ore processing plant.

We anticipate the need to seek more than $30 million in additional funding during fiscal 2010 to satisfy our 2010 annual work program obligations (to invest up to $26.5 million) and the outstanding obligations we did not meet in 2009 ($4.3 million) associated with our Kempirsai deposit.  We also anticipate the need for up to $400,000 to satisfy the 2010 work program requirements associated with our Mamyt deposit if we are successful in negotiations to reduce the 2009 annual work program to the level that was actually spent in 2009.

There is no assurance that we will be able to obtain additional funding on favorable terms, or at all.  We do not currently anticipate generating significant revenue during 2010.  If we are unsuccessful in obtaining additional funding or generating significant revenue during 2010, we will likely be unable to meet our work program requirements or to continue operations.

Cash Flow

During the six months ended June 30, 2010 and 2009 cash was used to fund operations as follows:

For the Six Months Ended June 30,	2010	2009

Net cash from operating activities	$(586,053)	$(709,780)
Net cash from investing activities	65,557	620,294
Net cash from financing activities	–	–
Effect of exchange rate changes on cash	1,891	(3,396)
NET DECREASE IN CASH	$(518,605)	$(92,882)

During the six months ended June 30, 2010 net cash used in operating activities was $586,053 compared to net cash used in operating activities of $709,780 during the six months ended June 30, 2009. This decrease in net cash used in operating activities primarily occurred due to reduced general and administrative costs and exploratory activities as a result of our financial difficulties and the sale of Kaznickel by the end of 2009.

During the six months ended June 30, 2010 net cash received from investing activities was $65,557 which was received from sale of 1 kilometer of obsolete railroad bed (rails and ties or wooden sleepers) related to the Mamyt rail road which requires overhauling including renewal of the railroad bed (rails and ties or wooden sleepers). By comparison, during the six months ended June 30, 2009 we received net cash from investing activities of $620,294 which mainly represented an advance payment received in connection with sale of Kaznickel.

During the six months ended June 30, 2010 and 2009 we did not receive any cash from financing activities.

Results of Operations

Three months ended June 30, 2010 compared to the three months ended June 30, 2009

Revenue

Because our deposits are without known reserves, we are considered to be in the exploration stage.  Any revenue earned during this stage from the sale of ore or brown coal is recorded against exploratory costs. We did not have any sales during the three months ended June 30, 2010 and 2009.

General and Administrative Expenses

Our general and administrative expenses during the three months ended June 30, 2010 decreased to $479,408 from $648,738 during the second quarter 2009. This $169,330 decrease in general and administrative expenses was primarily the result of lower payroll expenses and related taxes by approximately $103,614 in the second quarter 2010 due to staff reductions, decreases in rent expense of $22,120 due to reduction of rent fees and rented premises and the reduction of other administrative expenses by $43,497 resulting from the reduced scope of the Company’s operations due to our current financial difficulties.

Research and Development Costs

We engaged in no research and development activities during the second quarter 2010 and 2009.

Exploratory Costs

During the three months ended June 30, 2010 and 2009 we did not extract any ore or coal. The exploration costs incurred during these periods mainly represent geologists’ and other specialists’ salaries, other costs in preparation for future exploratory activities and some Kempirsai mining asset maintenance expenses.

Accretion Expense

Accretion expense increased by $21,967 to $34,743 during the three months ended June 30, 2010 compared to the same period of 2009 due to the revision of asset retirement obligations made at the end of 2009.  Until we engage in mining and production, we believe accretion expense will continue at rates consistent with those realized during the quarter ended June 30, 2010.

Grant Compensation Expense

During the three months ended June 30, 2010 we recognized no grant compensation expense for restricted stock grants compared to $83,333 for the three months ended June 30, 2009. The reduction in grant compensation expense occurred due to vesting of certain stock grants in 2009 and reversal of unvested shares granted to our former Chief Financial Officer which were expected to vest in 2011. The reversal was made at the end of 2009 due to the resignation of our former Chief Financial Officer, which became effective on April 30, 2010.

Total Operating Expenses and Loss from Operations

Our total operating expenses and loss from operations decreased from $749,576 during the three months ended June 30, 2009 to $522,789 during three months ended June 30, 2010.  The principal reasons for the decrease are a decrease in general and administrative expense of $169,231 due to the reduced scope of the Company’s operations and lower grant compensation expense due to due to vesting and reversal of the shares granted.

Translation Adjustment and Exchange Gain/Loss From Remeasurement

The condensed consolidated financial statements are presented in U.S. dollars. The functional currency of Kaznickel is U.S. dollars. The functional currency of KKM is Kazakh tenge. Results of operations are translated into U.S. dollars at the average exchange rates during the reporting period. All balance sheet accounts of KKM are translated at exchange rates on the date of the financial statements, except equity which is translated at weighted-average historical rates.  The translation differences are included in stockholders’ equity as cumulative translation adjustments.

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

Exchange Gain/Loss

As discussed above, we recognize exchange gain or loss as a result of having subsidiaries operating in foreign countries whose functional currency is not the U.S. dollar.  This requires us to translate results of operations from a foreign currency, in this case Kazakh tenge, to U.S. dollars at the average exchange rate, where results of operations include exchange gains or losses on the U.S. dollar monetary assets and liabilities. During the quarter ended June 30, 2010 we realized an exchange loss of $60,586 compared to an exchange gain of $92,164 during the quarter ended June 30, 2009 because during the second quarter 2010 the Kazakh tenge/U.S. dollar exchange rate strengthened from 146.98 Kazakh tenge/U.S. dollar to 147.46 Kazakh tenge/U.S. dollar while during the second quarter 2009 the exchange rate was changed inversely from 151.08 Kazakh tenge/U.S. dollar to 150.41 Kazakh tenge/U.S. dollar.

Net Loss

For the foregoing reasons, during the three months ended June 30, 2010 we experienced a net loss of $460,931 compared to a net loss of $562,953 during the three months ended June 30, 2009. We anticipate we will continue to experience net losses in upcoming quarters, but given the current uncertainty associated with our licenses and our financial condition we cannot predict the size or nature of those losses at this time.

Six months ended June 30, 2010 compared to the six months ended June 30, 2009

Revenue

We did not have any sales during the six months ended June 30, 2010 while during the six months 2009 we realized $311 from incidental sales of brown coal.

General and Administrative Expenses

Our general and administrative expenses during the six months ended June 30, 2010 decreased to $1,034,412 from $1,295,794 during the six months ended June 30, 2009. This $261,382 decrease in general and administrative expenses was primarily the result of lower payroll expenses and related taxes by approximately $143,701 in the six months ended June 30, 2010 due to staff reductions; decreases in rent expense of $48,766 due to reduction of rent fees and rented premises; and the reduction of other administrative expenses by $68,916 resulting from the reduced scope of the Company’s operations due to our current financial difficulties.

Research and Development Costs

We engaged in no research and development activities during the six months 2010 and 2009.

Exploratory Costs

During the six months ended June 30, 2010 and 2009 we did not extract any ore or coal. The exploration costs incurred during these periods mainly represent geologists’ and other specialists’ salaries, other costs in preparation for future exploratory activities and some Kempirsai mining asset maintenance expenses.

Accretion Expense

Accretion expense increased by $42,466 to $69,069 during the six months ended June 30, 2010 compared to the same period of 2009 due to the revision of asset retirement obligations made at the end of 2009.  Until we engage in mining and production, we believe accretion expense will continue at rates consistent with those realized during the six months ended June 30, 2010.

Grant Compensation Expense

During the six months ended June 30, 2010 we recognized $6,390 in grant compensation expense for restricted stock grants compared to $237,628 for the six months ended June 30, 2009. As discussed above, the reduction in grant compensation expense occurred due to vesting of certain stock grants in 2009 and reversal of unvested shares granted to our former Chief Financial Officer which was made at the end of 2009 due to his resignation.

Total Operating Expenses and Loss from Operations

Our total operating expenses and loss from operations decreased from $1,576,630 during the six months ended June 30, 2009 to $1,172,678 during six months ended June 30, 2010.  The principal reasons for the decrease are a decrease in general and administrative expense of $261,382 due to the reduced scope of the Company’s operations and lower grant compensation expense due to due to vesting and reversal of the shares granted.

Interest Income

During the six months ended June 30, 2010 we realized interest of $1,285 on deposits. By comparison, during the six months ended June 30, 2009 we realized interest of $74,700 on deposits and on the note receivable from a related party.

Translation Adjustment and Exchange Gain/Loss From Remeasurement

The condensed consolidated financial statements are presented in U.S. dollars. The functional currency of Kaznickel is U.S. dollars. The functional currency of KKM is Kazakh tenge. Results of operations are translated into U.S. dollars at the average exchange rates during the reporting period. All balance sheet accounts of KKM are translated at exchange rates on the date of the financial statements, except equity which is translated at weighted-average historical rates.  The translation differences are included in stockholders’ equity as cumulative translation adjustments.

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

Exchange Gain/Loss

As discussed above, we recognize exchange gain or loss as a result of having subsidiaries operating in foreign countries whose functional currency may or may not be the U.S. dollar.  This requires us to translate results of operations from a foreign currency, in this case Kazakh tenge, to U.S. dollars at the average exchange rate, where results of operations include exchange gains or losses on the U.S. dollar monetary assets and liabilities.

During the six months ended June 30, 2010 we realized an exchange gain of $157,982 compared to an exchange loss of $2,710,834 during the six ended June 30, 2009.  During the six months ended June 30, 2010 the Kazakh tenge/U.S. dollar exchange rate weakened from 148.46 Kazakh tenge/U.S. dollar to 147.46 Kazakh tenge/U.S. dollar while during the second quarter 2009 the exchange rate was changed inversely from 120.79 Kazakh tenge/U.S. dollar to 150.41 Kazakh tenge/U.S. dollar. On February 4, 2009 Kazakhstan’s National Bank dramatically devalued the Kazakh tenge, the local currency, from a range of 117-123 Kazakh tenge/U.S. dollar to 145-155 Kazakh tenge/U.S. dollar, citing the decline in oil price (oil comprises 60% of Kazakh exports), currency devaluations in Kazakhstan’s neighbors, particularly Russia, and the fledgling state of the domestic banking sector. This currency devaluation was the main cause of the exchange loss recognized by us during the six months ended June 30, 2009.

Net Loss

For the foregoing reasons, during the six months ended June 30, 2010 we experienced a net loss of $844,743 compared to a net loss of $3,932,347 during the six months ended June 30, 2009. We anticipate we will continue to experience net losses in upcoming quarters, but given the current uncertainty associated with our licenses and our financial condition we cannot predict the size or nature of those losses at this time.

Summary of Material Contractual Commitments

The following table lists our significant commitments as of June 30, 2010:

	Payments due by Fiscal Year
Contractual Commitments	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
KKM’s work programs (1) (2)	$123,400,000	$32,500,000	$78,500,000	$4,400,000	$8,000,000
Operating leases	22,200	22,200	-0-	-0-	-0-
Total	$123,422,200	$32,522,200	$78,500,000	$4,400,000	$8,000,000

(1)
The current terms of the Kempirsai contract require KKM to invest $135 million to be applied to its mining and ore processing technology during the period 2006-2020 (or around $123.4 million for the remaining period). Also, the estimates include $985,000 for removal of all equipment and to remediate the property.  This remediation work can be done during the term of the subsoil use contract or upon completion of the terms of the contract.

(2)
In March 2008 KKM entered into a preliminary consortium agreement with two Kazakhstani companies, GRK Koitas LLP (“GRK”) and Asia-Invest Corporation LLP (“AI”), who also have exploration and production licenses near the Company’s Kempirsai deposit in northwestern Kazakhstan.  Under the preliminary consortium agreement, which was amended in November 2009, the parties are obliged to jointly contribute approximately $9.2 million for financing the construction of the processing plant. Of this amount, KKM is obligated to contribute approximately $4.6 million. Contributions made by the parties into the consortium are accounted for in the annual work programs of these parties. As of June 30, 2010 contributions of GRK equal KZT 181 million ($1,225,489) and contributions of AI equal KZT 119 million ($806,492), which were to be used for construction of a processing plant.

Off-Balance Sheet Financing Arrangements

As of June 30, 2010 we had no off-balance sheet financing arrangements.

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

Our foreign-denominated monetary assets and liabilities are revalued on a monthly basis with gains and losses on revaluation reflected in net income. A hypothetical 10% favorable or unfavorable change in foreign currency exchange rate at June 30, 2010 would have affected our consolidated net loss by approximately $180,000.

Item 4.  Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended.  Our internal control over financial reporting is designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

As of June 30, 2010 we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.  Based upon this assessment, we determined that there is a material weakness affecting our internal control over financial reporting.

The matter involving internal controls and procedures that our management considers to be material weaknesses under COSO and SEC rules is: with the resignation of our Chief Financial Officer at the end of our first fiscal quarter 2010 and the appointment of our Chief Executive Officer to also serve as our Interim Chief Financial Officer until a suitable replacement can be retained, management believes there is inadequate segregation of duties consistent with control objectives.  This potential material weakness was identified by our Interim Chief Financial Officer in connection with the preparation of our financial statements as of June 30, 2010, who communicated the matter to our board of directors.

Since the current operations of the Company are insignificant and limited to maintenance due to lack of funds and searching for additional financing, management believes this material weakness did not have an effect on our current financial results. However, were the lack of segregation of duties created by the Company relying on its Chief Executive Officer to also serve as its Interim Chief Financial Officer to continue for an extended period of time, management believes this could impact our financial statements in the future.

Management’s Remediation Initiatives

The Company is committed to meeting the standards under COSO.  To date, we have not retained a replacement Chief Financial Officer because the current financial difficulties confronting the Company are such that we have not had funds available to retain a replacement.  The Company intends to retain a new Chief Financial Officer as soon as finances permit.  With the retention of a new Chief Financial Officer, the Company will once again be able to segregate the duties of the Chief Executive Officer and Chief Financial Officer, which management believes will resolve the material weakness.

Changes in Internal Control Over Financial Reporting

Management of the Company believes there is inadequate segregation of duties consistent with control objectives due to the resignation of our Chief Financial Officer at the end of first fiscal quarter 2010 and the appointment of our Chief Executive Officer to also serve as our Interim Chief Financial Officer until a suitable replacement can be retained.  This potential material weakness was identified by our Interim Chief Financial Officer in connection with the preparation of our financial statements as of June 30, 2010, who communicated the matter to our board of directors.

Since the current operations of the Company are insignificant and limited to maintenance due to lack of funds and searching of additional financing and the quarterly reporting process requires preparation of condensed consolidated financial statements only, some of the Chief Financial Officer’s functions in preparing the condensed consolidated financial statements were delegated to a Company  accountant responsible for consolidation while our Chief Executive Officer (who also serves as our Interim Chief Financial Officer) was responsible for review of the condensed consolidated financial statements in order to achieve certain level of segregation of duties in the financial reporting process.  Therefore, management believes this material weakness did not have an effect on our current financial results. However, were the lack of segregation of duties created by the Company relying on a single individual to serve as its Chief Executive Officer and Chief Financial Officer to continue for an extended period of time, management believes this could impact our financial statements in the future.

PART II -- OTHER INFORMATION

Item 1A.  Risk Factors

Except as disclosed above in Part 1, Item 4T. Controls and Procedures and as provided in below, there were no material changes during the quarter from the risk factors previously discussed in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009.

The impending resignation of Yermek Kudabayev could materially impact the Company. Yermek Kudabayev the Company’s CEO, President, Interim CFO and a member of the Company’s board of directors has tendered his resignation from all positions with the Company to become effective August 16, 2010.  While we have initiated a search to identify qualified candidates to fulfill the executive level positions that will be left vacant by Mr. Kudabayev’s resignation, to date we have not been successful in identify or retain appropriate candidates.  At this time, it is unclear when, or if, a qualified candidate or candidates may be identified and retained.  Given our current financial situation it may be difficult to retain qualified individuals to fill our vacant executive level positions.  Until such time as we are able to retain qualified candidates, we will have to rely upon current company employees and members of the board of directors to carry out the duties previously performed by Mr. Kudabayev.  There is no guarantee that our current employees and board members will be as qualified, effective or successful in carrying out the Company’s business as was Mr. Kudabayev.  Given the current critical conditions currently facing the Company relative to our financial condition and the status of our subsoil use contracts, if we are unable to quickly retain qualified individuals to serve as our CEO and CFO, our ability to retain our licenses or continue as a going concern may be materially impacted.

Item 5.  Other Information

As disclosed by the Company in a Current Report on Form 8-K filed with the SEC on July 21, 2010, Yermek Kudabayev, the Company’s CEO, President, Interim CFO and a director tendered his resignation from all positions with the Company to become effective August 16, 2010.  Mr. Kudabayev’s resignation was not the result of any disagreement with the Company on any matter relating to operations, policies or practices. The board of directors has not yet identified qualified persons to fill the vacancies that will be created by Mr. Kudabayev’s resignation.

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

BEKEM METALS, INC.

Date: August 11, 2010	/s/ Yermek Kudabayev
Yermek Kudabayev Chief Executive Officer

Date: August 11, 2010	/s/ Yermek Kudabayev
Yermek Kudabayev Interim Chief Financial Officer