Form 10-Q
period 2010-09-30
BEKEM METALS INC
filed 2010-11-23
CIK 1223550

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2010

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

As of November 15, 2010, the registrant had 124,980,296 shares of common stock, par value $0.001, issued and outstanding.

BEKEM METALS, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

Page
Item 1. Financial Statements

Condensed Consolidated Balance Sheets (Unaudited) as of September 30, 2010 and December 31, 2009	3

Condensed Consolidated Statements of Operations (Unaudited) for the Three Months and Nine Months Ended September 30, 2010 and 2009, and for the Period from March 5, 2004 (Date of Inception) through September 30, 2010	4

Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2010 and 2009, and for the Period from March 5, 2004 (Date of Inception) through September 30, 2010	5

Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Qualitative and Quantitative Disclosures About Market Risk	27

Item 4T. Controls and Procedures	27

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	29

Item 1A. Risk Factors	29

Item 6. Exhibits	29

Signatures	29

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements

BEKEM METALS, INC. AND SUBSIDIARIES
(An Exploration Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
	2010	2009

ASSETS

Current Assets
Cash	$11,503	$534,619
Trade accounts receivable	24,099	22,439
VAT recoverable	165,499	179,012
Inventories	527,409	542,245
Prepaid expenses and other current assets	64,831	46,444
Deferred compensation	-	6,390
Total Current Assets	793,341	1,331,149

Property, plant and mineral interests (net of accumulated
depreciation of $595,279 and $564,990)	2,485,933	2,852,697
Other assets	19,769	41,883
Total Assets	$3,299,043	$4,225,729

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Notes payable to related parties	$2,031,981	$2,031,981
Accounts payable	354,686	122,610
Accrued expenses	340,852	151,064
Total Current Liabilities	2,727,519	2,305,655

Asset retirement obligations	1,019,936	911,297
Total Liabilities	3,747,455	3,216,952

Commitments and Contingencies	-	-

Shareholders' Deficit
Preferred stock; $0.001 par value, 20,000,000 shares authorized,
no shares outstanding	-	-
Common stock; $0.001 par value, 300,000,000 shares authorized,
and 124,980,296 shares issued and outstanding	124,980	124,980
Additional paid-in capital	28,387,055	28,387,055
Accumulated deficit	(31,543,705)	(30,229,302)
Accumulated other comprehensive income	2,583,258	2,726,044
Total Shareholders' Equity (Deficit)	(448,412)	1,008,777

Total Liabilities and Shareholders' Equity (Deficit)	$3,299,043	$4,225,729

The accompanying notes are an integral part of these condensed, consolidated financial statements.

BEKEM METALS, INC. AND SUBSIDIARIES
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		For the Period from March 5, 2004 (Date of Inception) through
	2010	2009	2010	2009	September 30, 2010

Revenue	$-	$-	$-	$-	$-

Operating Expenses
General and administrative expenses	463,765	646,368	1,498,177	1,942,162	14,935,600
Research and development costs	-	-	-	-	1,057,970
Exploratory costs	2,322	20,011	65,129	36,616	2,980,886
Loss from impairment of property	-	-	-	-	10,243,178
Accretion expense on asset retirement obligations	34,113	12,750	103,182	39,353	703,035
Grant compensation expense	-	72,416	6,390	310,044	1,473,681

Total Operating Expenses	500,200	751,545	1,672,878	2,328,175	31,394,350

Loss From Operations	(500,200)	(751,545)	(1,672,878)	(2,328,175)	(31,394,350)

Other Income/(Expense)
Exchange gain/(loss) from remeasurement	(3,256)	27,543	(6,708)	29,142	45,026
Exchange gain/(loss)	4,318	(78,990)	162,300	(2,789,825)	(2,774,578)
Interest income	-	377	1,282	75,077	708,535
Interest expense	-	-	-	-	(1,337,317)
Other income, net	29,478	79,286	201,601	286,876	1,152,956

Net Other Income/ (Expense)	30,540	28,216	358,475	(2,398,730)	(2,205,378)

Loss from Continuing Operations	(469,660)	(723,329)	(1,314,403)	(4,726,905)	(33,599,728)

Loss from Discontinued Operations	-	(88,905)	-	(17,676)	(1,475,786)

Net Loss Before Taxes	(469,660)	(812,234)	(1,314,403)	(4,744,581)	(35,075,514)

Deferred tax benefit	-	-	-	-	3,390,601

Consolidated Net Loss	(469,660)	(812,234)	(1,314,403)	(4,744,581)	(31,684,913)

Less: Loss attributable to noncontrolling interests	-	-	-	-	141,208

Net Loss Attributable To Shareholders of Bekem Metals Inc.	$(469,660)	$(812,234)	$(1,314,403)	$(4,744,581)	$(31,543,705)

Basic Loss per Common Share
Loss from continuing operations	$-	$(0.01)	$(0.01)	$(0.04)
Income from discontinued operations	-	-	-	-

Consolidated net loss	$-	$(0.01)	$(0.01)	$(0.04)

Weighted-Average Shares used in
Basic Loss per Common Share	124,980,296	125,172,011	124,980,296	125,172,011

The accompanying notes are an integral part of these condensed, consolidated financial statements.

BEKEM METALS, INC. AND SUBSIDIARIES
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For the Nine Months Ended September 30,		For the Period from March 5, 2004 (Date of Inception) through
	2010	2009	September 30, 2010

Cash Flows from Operating Activities
Net loss	$(1,314,403)	$(4,744,581)	$(31,543,705)
Loss from discontinued operations	-	17,676	1,475,786

Adjustments to reconcile net loss to
net cash provided by operating activities:
Depreciation and amortization	149,243	159,238	992,308
Accretion expense on asset retirement obligations	103,182	39,353	703,035
Interest expense from debt discount	-	-	963,231
Shares issued on option modification	-	-	19,426
Deferred tax benefit	-	-	(3,390,601)
Foreign currency exchange loss / (gain) and loss / (gain) from remeasurement	(155,592)	2,760,683	2,729,552
Impairment loss on property, plant and mineral interests	-	-	10,243,178
Loss / (gain) on disposal of property and equipment	32,937	35,814	(63,107)
Stock grant compensation expense	6,390	310,044	1,473,681
Change in operating assets and liabilities:
Trade accounts receivable	(1,413)	(8,443)	(24,006)
VAT recoverable	14,690	5,065	(106,044)
Inventories	18,235	35,357	(521,982)
Prepaid expenses and other current assets	(4,809)	(16,756)	(81,840)
Change in related party receivables / payables	-	-	(206,171)
Accounts payable	224,529	254,829	182,576
Advances received	7,082	(29,233)	7,082
Accrued expenses	172,255	484,152	165,525
Cash Used In Operating Activities - Continuing operations	(747,674)	(696,803)	(16,982,076)
Cash Used In Operating Activities - Discontinuing operations	-	(1,904)	(5,816,257)
Net Cash From Operating Activities	(747,674)	(698,707)	(22,798,333)

Cash Flows from Investing Activities
Purchase of property and equipment	(404)	(53,167)	(4,051,788)
Purchase of intangible assets	(302)	(624)	(47,221)
Proceeds from disposal of property and equipment	223,343	77,213	694,560
Loans provided to related parties	-	100,446	(14,900,000)
Cash received from sale of subsidiary	-	500,000	5,000,000
Cash acquired in acquisitions / received from discontinued operations	-	-	52,364
Cash From (Used In) Investing Activities - Continuing operations	222,637	623,868	(13,252,085)
Cash From Investing Activities - Discontinuing operations	-	-	425,377
Net Cash From Investing Activities	222,637	623,868	(12,826,708)

Cash Flows from Financing Activities
Proceeds from notes payable	-	-	13,946,817
Payments on notes payable	-	-	(21,649,038)
Proceeds from loans / notes payable - related parties	-	-	18,210,606
Payments on loans / notes payable - related parties	-	-	(6,815,004)
Issuance of shares for cash	-	-	26,728,842
Cash From Financing Activities - Continuing operations	-	-	30,422,223
Cash From Financing Activities - Discontinuing operations	-	-	4,979,594
Net Cash From Financing Activities	-	-	35,401,817

Effect of Exchange Rate Changes on Cash	1,921	(3,428)	234,727

Net (Decrease) / Increase in Cash	(523,116)	(78,267)	11,503
Cash at Beginning of Period	534,619	115,459	-
Cash at Beginning of Period - Discontinued Operations	-	185	-
Cash at End of Period	11,503	37,377	11,503
Less Cash of Discontinued Operations at End of Period	-	-	-
Cash of Continuing Operations at End of Period	$11,503	$37,377	$11,503

The accompanying notes are an integral part of these condensed, consolidated financial statements.

BEKEM METALS, INC. AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 (UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION, NATURE OF BUSINESS, AND SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information – The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, they are condensed and do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature.  The accompanying financial statements should be read in conjunction with the most recent audited financial statements of Bekem Metals, Inc. included in its annual report on Form 10-K filed for the year ended December 31, 2009.  Operating results for the nine-month period ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

On October 24, 2005 Bekem Metals, Inc. entered into an Acquisition Agreement with Kazakh Metals, Inc. (“KMI”), a British Virgin Islands international business company, and its wholly owned subsidiary Kyzyl Kain Mamyt LLP (“KKM”), under which BMI acquired 100% of the outstanding common shares of KMI in exchange for the issuance of 61,200,000 common shares. The KMI shareholders received 61.1% of the BMI common stock outstanding after the transaction and therefore KMI was considered the acquirer for financial reporting purposes. Accordingly, the accompanying financial statements include financial statements of KMI and its wholly owned subsidiary KKM for all periods presented.

BEKEM METALS, INC. AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 (UNAUDITED)

Brisa Equities Corporation, a British Virgin Islands holding company (“Brisa”), together with other entities its owners control, was the controlling shareholder of KMI and was also the controlling shareholder of BMI.  Accordingly, the transaction was considered to be between entities under common control and did not result in a change in control of BMI.  Following the transaction, entities over which the controlling shareholder maintained voting and investment control held 51,600,000 BMI common shares, which represented 51.5% of the 100,088,888 outstanding common shares. The acquisition of the portion of the net liabilities of BMI relating to the common shares owned by the controlling shareholder was recorded at historical cost of ($161,998).  The acquisition of the common shares of BMI purchased from the noncontrolling shareholders of BMI was recorded at $345,000, which was the estimated fair value of those shares on the date of acquisition.  KMI accounted for the purchase of BMI similar to a pooling.

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

Condesa and Kaznickel are included in the condensed consolidated financial statements from the date of acquisition to the date of disposal. The three and nine month operations of Kaznickel during 2009 were presented in the Company’s condensed consolidated financial statements as income from discontinued operations.

Foreign Currency Transactions – The condensed consolidated financial statements are presented in U.S. Dollars.  The functional currency of Bekem Metals, Inc. is United States Dollars.

The Kazakh Tenge is the functional currency of the operating subsidiary KKM. The respective balance sheets have been translated into USD at the exchange rates prevailing at each balance sheet date. The respective statements of operations have been translated into USD using the average exchange rates prevailing during the periods of each statement. The corresponding translation adjustments are part of accumulated other comprehensive income and are shown as part of shareholders’ equity.

Kaznickel made its principal investing and financing transactions in USD, which was also its functional currency. Transactions and balances denominated in other currencies were translated into USD using historical exchange rates. Exchange gains and losses from holding foreign currencies and from having liabilities payable in foreign currencies were included in the results of operations.

BEKEM METALS, INC. AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 (UNAUDITED)

Nature of Business

The Company holds licenses to explore mineral resource properties.

KKM holds exploration and production licenses from the government of Kazakhstan to a 575,756 acre parcel, located approximately 130 kilometers northwest of Aktobe, Kazakhstan.  This deposit is referred to as the Kempirsai deposit. So long as KKM fulfills its obligations under the licenses, the licenses grant KKM the right to explore for and produce nickel and cobalt from deposits located within the territory through October 12, 2020, which may be extended upon agreement between KKM and the Ministry of Industry and Technology (“MINT”), (formerly named the Ministry of Energy and Mineral Resources (“MEMR”)).  KKM also holds a license to explore for and produce Mamyt brown coal from a deposit located within 40 kilometers of its Kempirsai deposit.  This license expires on December 11, 2018 with further possible extensions.  Because the Company does not have a reserve estimate for its deposits that conforms to the standards of Industry Guide 7 issued by the U.S. Securities and Exchange Commission, its operations were considered to be at the exploratory stage for 2010 and 2009.

KKM contracts and licenses call for the extraction of the following amounts of ore from the Kempirsai deposit and brown coal from the Mamyt deposit and the following investments in ore mining and processing technology:

	Kempirsai		Mamyt (1)
		Investments	Tons of Brown
	Tons of Ore	$	Coal
2009	-	6,000,000	200,000
2010	-	26,500,000	200,000
2011	-	42,000,000	200,000
2012	-	36,500,000	200,000
2013	800,000	2,400,000	200,000
2014	800,000	2,000,000	200,000
2015	1,000,000	2,000,000	200,000
2016	1,000,000	2,000,000	200,000
2017	1,500,000	1,000,000	200,000
2018	1,500,000	1,000,000	200,000
2019	1,600,000	1,000,000
2020	1,234,900	1,000,000
Total	9,434,900	123,400,000	2,000,000

(1)
In December 2009 KKM received a letter from the MEMR granting KKM’s request to decrease the coal volume production requirements of its work program from 200,000 tons per year to 5,000 tons per year for the period from 2009 to 2012. These changes are not reflected in the above table and will not be reflected until these changes are legally approved by the government by the signing of a new addendum to the existing subsoil use contract. Signing of the addendum by the government has not yet occurred due to recent reorganizations within the government of the Republic of Kazakhstan and creation of the MINT in March 2010 to assume the responsibilities of the MEMR with regard to non-oil-related licenses. The Company anticipates an addendum to this license memorializing the changes to the annual work program requirements to be signed by MINT sometime in early December 2010.

BEKEM METALS, INC. AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 (UNAUDITED)

Business Condition – The financial crisis impacting the global economy has had a material effect on the Company’s business. Metal prices fell sharply in 2008, making future forecasts problematic and projected financial models unprofitable. Although prices recovered some during 2009 and the first nine months of 2010, they still remain vulnerable due to the continuing global economic crisis making the Company’s access to equity and/or debt financing temporarily impossible. In light of the uncertain economic environment, the Company has been looking for private investors and/or potential purchasers of some of the Company’s assets.

The Company’s deposits have not yet entered the development stage with respect to their mineral interests and have no production. The Company has realized only limited revenue from its deposits and has very little ability to generate revenue.  The Company does not expect this to change unless it builds and begins operating a nickel ore processing plant.

Because of a lack of funds, KKM did not fully meet its 2009 annual work program requirements to invest up to $6 million into development of the Kempirsai deposit, including construction of a processing plant.  The Company anticipates the need to seek significant funding during fiscal 2010 to fulfill the 2010 annual work program obligations (to invest up to $26.5 million) and to satisfy the obligations KKM did not meet in 2009 (to invest up to $4.3 million).  There is no assurance that the Company will obtain funding on favorable terms, or at all. If the Company is unsuccessful in obtaining funding during 2010, the Company will have insufficient funds to meet its work program obligations for 2009 and 2010 or to continue operations. If the Company cannot fulfill its work program requirements, the Company could be subjected to the possible forfeiture of its subsoil use contracts and licenses and would be required to satisfy the current remediation obligations of approximately $985,000.  Moreover, even if the Company were able to obtain the necessary financing to meet its annual work program requirements, the Company does not believe it would have adequate time during the fourth quarter of 2010 to satisfy its current and outstanding prior year work program obligations.

On April 21, 2010 KKM received notifications (dated April 6, 2010) from the MINT related to fulfillment of KKM’s contract obligations. The notifications required KKM to provide explanations for non-performance of the Kempirsai and Mamyt work programs. On April 23 and 29, 2010 KKM responded to these notifications with references to delays in signing of the addendum to the nickel and cobalt ore production contract (which was signed in December 2009) and to the letter from the MEMR (which was also received in December 2009) granting KKM’s request to decrease the coal volume production requirements of its work program from 200,000 tons per year to 5,000 tons per year for the period from 2009 to 2012. On June 3, 2010 KKM received a response letter from the MINT requesting the Company fulfill its contract obligations (including the unfulfilled obligations of 2009) by the end of 2010.

BEKEM METALS, INC. AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 (UNAUDITED)

In September 2010 KKM received a notice from the MINT notifying KKM that it was in violation of its licenses because it had failed to satisfy the financial and work program obligations under its licenses during the first half of 2010.  The notice also requested information from KKM as to the reason for non-performance and required KKM to resolve the violations within one month.  The notice stated further that if KKM fails to meet the requirements of the notice within the time limit prescribed in the notice the MINT would be entitled to unilaterally cancel KKM’s licenses.  In response to the notice, KKM notified the MINT that it intends to apply to extend its contract obligations until the end of 2012.  The MINT is under no obligation to extend KKM’s contract obligations.  As of September 30, 2010 the Company had received no response from the MINT.  To the Company’s knowledge, the next meeting of the expert committee of the MINT will be held on November 23, 2010.  Because of a lack of funds, KKM continues to be unable to meet the financial obligations of its licenses.  This means the MINT could unilaterally terminate KKM’s licenses at any time.

These factors raise substantial doubt about the Company’s ability to retain its licenses or to continue as a going concern.

Exploration Stage Company

The Company is currently an exploration stage company. As an exploration stage enterprise, the Company discloses the deficit accumulated during the exploration stage and the cumulative statements of operations and cash flows from inception through the current balance sheet date.  The Company has incurred net losses of $31,543,705 and used net cash in operations of $22,798,333 for the period from March 5, 2004 (date of inception) through September 30, 2010. An entity remains in the exploration stage until such time as proven or probable reserves have been established for its deposits.

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

Cash consists of the following:

	September 30,	December 31,
	2010	2009
Current accounts (USD)	$8,442	$19,289
Current accounts (Tenge)	3,061	75,071
Bank deposit (USD)	-	150,107
Bank deposit (Tenge)	-	290,152
Total	$11,503	$534,619

BEKEM METALS, INC. AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 (UNAUDITED)

NOTE 3 - PROPERTY, PLANT AND MINERAL INTERESTS

Property, plant and mineral interests consist of the following:

	September 30,	December 31,
	2010	2009
Buildings	$1,544,212	$1,562,807
Machinery and equipment	1,481,338	1,744,464
Other fixed assets	55,662	110,416
Unproved mineral interests	-	-
	3,081,212	3,417,687
Accumulated depreciation	(595,279)	(564,990)
Property, plant and equipment, net	$2,485,933	$2,852,697

The government of Kazakhstan retains the title to the property upon which the Company’s mineral interests pertain.  The Company’s mineral interests would be considered to be tangible assets; however, the mineral interests were fully impaired in 2008.

During December 2009 the Company recognized impairment of $556,500 on its property and equipment to be used in the pilot plant under the Vanyukov process. No further impairment of property and equipment was required during the nine-month period ended September 30, 2010.

The allocated purchase price of the mineral interest included a capitalized amount of an acquired asset retirement obligation.

NOTE 4 - RELATED PARTY TRANSACTIONS

In March 2008 KKM entered into a preliminary consortium agreement, subject to negotiation of the terms of a definitive agreement, with GRK Koitas LLP (“GRK”) and Asia-Invest Corporation LLP (“AI”), two Kazakhstani companies. GRK and AI are related parties of the Company through a common stockholder. These companies also have exploration and production licenses near the Company’s Kempirsai deposits in northwestern Kazakhstan. This agreement provides for the joint development and construction of a nickel processing plant in the area for joint use by the parties. Under the preliminary consortium agreement, KKM is considered to be the operator of the Consortium. The preliminary shares of the parties in the Consortium are the following: KKM - 50%; GRK Koitas - 40%; and Asia-Invest - 10%. Under the preliminary consortium agreement, which was amended in November 2009, the parties are obliged to jointly contribute approximately $9.2 million for financing the construction of a processing plant. Of this amount, KKM is obligated to contribute approximately $4.6 million. The period for final determination of the ownership interests of the parties in the Consortium is December 31, 2010, unless extended by the parties.

BEKEM METALS, INC. AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 (UNAUDITED)

The parties have the right to withdraw from the Consortium subject to three months written notice. Consequently, these advances have been classified as current notes payable to related parties and bear no interest since they represent contributions to the Consortium.

As of September 30, 2010 the notes payable to GRK and AI were $1,225,489 and $806,492, respectively.

NOTE 5 – SHAREHOLDERS’ EQUITY

Stock grants and shares cancelled –On March 25, 2008 the board agreed to award to certain executives and key employees of the Company restricted stock grants (421,772 shares) with an estimated fair value of $337,418 at the closing market price of common stock on the date of grant ($0.80 per share).  Of this amount, $45,301 (191,715 shares) was reversed in 2009 due to the anticipated resignation of Mr. Bitenov, who at the time was serving as the CFO of the Company.

As of September 30, 2010 there was no unexpensed compensation cost.  During 2010 the remaining shares vested.  The Company recognized $6,390 and $310,044 of compensation expense for the nine months ended September 30, 2010 and 2009, respectively.

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

BEKEM METALS, INC. AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 (UNAUDITED)

Annual Work Program – Historically, it has been the practice of the MEMR, (the predecessor to the MINT), that if a subsurface user could not fulfill certain conditions for a specific year, for any reason, then the work program requirements of that year would be extended to the next year.  This was done because the obligations of subsoil users were typically set forth on the basis of the full duration of the subsoil use contract, rather than on an annual basis. On June 24, 2010 the new law “On Subsoil and Subsoil Use” was signed by the President of the Republic of Kazakhstan.  The new law replaced both a 1995 “Law on Petroleum” and similar regulations enacted in 1996 under the same name.  The new subsoil law seeks to maximize the protection of the interests of the State – the owner of the subsoil. As a result, the new subsoil law allows the government to annul contracts in the extractive sector if they are deemed to be harmful to Kazakhstan's economic security or national interests. Also, the new subsoil legislation removed the issuance of joint exploration and development licenses, except for projects of a strategic importance and/or with complicated geological structure. The regulation of disputes between subsurface users and the government was not changed and allows both settlements in the courts of Kazakhstan and international arbitration. Currently, there is no legislatively fixed mechanism governing the development of annual work programs or for the independent determination of compliance by the subsurface user with the parameters of the annual work program. The determination is currently being made at the discretion of officials employed by the authorized governmental body.  Based solely on their own discretion, these officials have the authority to suspend the activities of the subsurface user even for a minor breach of the detailed annual work program. These facts, coupled with the right of the MINT to unilaterally terminate a subsoil user’s contract if the contractor materially breaches the subsoil use contract obligations, indicates there is a risk that one or more of the Company’s subsoil use contracts could be cancelled.

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

BEKEM METALS, INC. AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 (UNAUDITED)

A similar addendum was expected to be signed for the Mamyt subsoil use contract sometime in April 2010. However, preparation of the addendum was postponed due to reorganizations in the government of the Republic of Kazakhstan and creation of the MINT.  KKM expects that the addendum for the Mamyt subsoil use contract will be signed in early December 2010.

The new tax code introduces a new minerals extraction tax (“MET”), while canceling royalty payments.  In general, MET applies to the value of produced resources which is calculated based on “world” prices.  The current MET rate applicable to nickel is set at 6%.  The new tax code also makes rent tax applicable to exports of coal (previously applicable only to exports of hydrocarbons). The rent tax at the rate of 2.1% applies to value of exported coal calculated on the basis of the sale prices. The current Mamyt brown coal contract requires a royalty payment equal to nine tenths of one percent (0.9%) of gross coal sales.

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

ККМ Labor Issues – Due to the lack of funding, KKМ has been unable to pay employee salaries for several months.   Since the beginning of the year the Government competent authority for the Aktyubinsk area has been monitoring, on a monthly basis, unpaid salaries of KKM employees. In connection this monitoring of KKM, the Department for Economic and Corruption-Related Crimes (Financial police) of the Aktyubinsk area Trans-regional Government Economic Crime Police of the Hromtausky region and the Prosecutor's office of Kargalinsky area of the Aktyubinsk area have issued letters to KKM. These letters request explanations from KKM on this issue

In October the State Labor Inspector of the Ministry of Labor and Social Protection of the Population of the Republic of Kazakhstan issued a Decree demanding KKM pay past due salaries to KKM employees totaling approximately $135,000 by November 10, 2010 and imposing a fine of approximately $1,130.  KKM did not have the funds to pay the past due salaries by November 10, 2010, nor the fine. The Company anticipates the State Labor Inspector will commence legal proceedings against KKM to recover the past due amounts owed to employees.  Among the remedies available to the State Labor Inspector to obtain payment of past due salaries would be the issuance of an order to local law enforcement officials to seize and liquidate KKM assets.

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
SEPTEMBER 30, 2010 (UNAUDITED)

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

Rent expense for the nine months ended September 30, 2010 and 2009 was $20,626 and $52,751, respectively.

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

Forward Looking Information and Cautionary Statement

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended, that are based on our management’s beliefs and assumptions and on information currently available to management.  For this purpose any statement contained in this report that is not a statement of historical fact may be deemed to be forward-looking, including statements about our revenue, spending, cash flow, products, actions, intentions, plans, strategies and objectives.  Without limiting the foregoing, words such as “may,” “hope,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “projected” or “continue” or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainty, and actual results may differ materially depending on a variety of factors, many of which are not within our control. These factors include but are not limited to those relating to our plan of operations including our ability to extend or renegotiate the terms of our licenses, construct a processing plant and put our property into commercial production, economic conditions generally and in the industry in which we and our customers participate, future commodity prices; competition within our industry, including competition from much larger competitors, future exploration, legislative requirements and changes and the effect of such on our business, results of operations, sufficiency of future working capital, borrowings and capital resources and liquidity and our ability to generate future cash flow and to meet the requirements of our licenses and to maintain our rights to those licenses.

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

Overview

Through our wholly-owned subsidiary, KKM, we hold certain subsoil use contracts that grant us the right to engage in the development and exploration of nickel, cobalt and brown coal deposits in the Republic of Kazakhstan.

The following table provides additional information regarding our subsoil use contracts:

Territory Name	Size of Territory	Primary Minerals	License Type	License or Contract #	License and Subsoil Use Contract Term

Kempirsai	575,756 acres	Nickel and cobalt ore	Production	MG #420 MG #426	Expires Oct. 12, 2020 unless extended.*
Mamyt	116 acres	Brown coal	Production	MG #9-D	Expires Dec. 11, 2018 unless extended.*

*  Unless terminated by the government for failure to satisfy the obligations of the license and subsoil use contract.

The Kempirsai deposit was discovered in 1938 and at its peak in the late 1980’s produced almost five million tons of ore annually.  Since the mid-1990’s, however, mining activity at the deposit has been insignificant.  The Mamyt brown coal deposit is located within 40 kilometers of the Kempirsai deposit.

The Kempirsai and Mamyt licenses are independent of one another.  The loss of one would not necessarily trigger a loss of the other.  Upon the expiration or termination of our contracts, our interest in and rights to each deposit terminates and reverts back to the government of the Republic of Kazakhstan but we retain the rights to all tangible and intangible assets we acquire for exploration, extraction and production at these deposits.  Upon the expiration or termination of our contracts our contracts require that we remediate the properties.  At September 30, 2010 we estimated the amount of this obligation to be approximately $985,000.

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

Because of a lack of funds, we did not fully meet our 2009 annual work program requirements to invest up to $6 million into development of the Kempirsai deposit.  On April 21, 2010 we received notifications from the MINT requiring us to provide explanations for the non performance of the Kempirsai and Mamyt annual work programs. On April 23 and 29, 2010 we responded to these notifications with references to delays in signing of the addendum to the nickel and cobalt ore production contract (which was signed in December 2009) and to the recent letter from the MEMR (which was also received in December 2009) granting our request to decrease the coal volume production requirements of our work program from 200,000 tons per year to 5,000 tons per year for the period from 2009 to 2012.  On June 3, 2010 we received a response letter from the MINT requesting we fulfill our contract obligations (including the unfulfilled obligations of 2009) by the end of 2010.

In September 2010 we received a notice from the MINT notifying us that we were in violation of our licenses because we had failed to satisfy the financial and work program obligations under our licenses during the first half of 2010.  The notice also requested information as to the reason for our non-performance and requiring us to resolve the violations within one month.  The notice stated further that if we failed to meet the requirements of the notice within the time limit prescribed in the notice the MINT would be entitled to unilaterally cancel our licenses.  In response to the notice, we notified the MINT that we will apply to extend our contract obligations until the end of 2012.  The MINT is under no obligation to extend our contract obligations.  As of September 30, 2010 the Company had received no response from the MINT.  To our knowledge, the next meeting of the expert committee of the MINT will be held on November 23, 2010.  Because of a lack of funds, we continue to be unable to meet the financial obligations of our licenses, which means the MINT could unilaterally terminate our licenses at any time.

Historically we had planned to use the brown coal from our Mamyt deposit primarily to provide power for our planned nickel processing facility because of the lack of a readily available market in Kazakhstan for low grade brown coal of the quality contained at our Mamyt deposit.  Given the unlikelihood that we will obtain funding to construct a nickel processing facility, we have been investigating other potential markets and uses for coal from the Mamyt deposit.  However, because of the low quality of our brown coal, the limited population in the region of our deposit, high transportation costs and intense competition, to date we have been unsuccessful in developing markets for our brown coal.  We believe actual annual demand in the region for our brown coal is approximately five thousand tons per year.

During the quarter ended September 30, 2010 we sold some fixed assets, including one kilometer of obsolete railroad bed (rails and ties or wooden sleepers), some automobiles and an automotive-type crane, and we rendered some services (the rental of railway siding) to raise funds to help pay past due salaries to certain KKM employees.  It is important KKM maintain at least a limited number of employees to protect KKM assets from theft.

In addition to its contracts to the Kempirsai and Mamyt deposits, KKM also owns fuel tanks, locomotives, rail cars, railway cranes, bridge cranes, railway cisterns, maintenance equipment, excavators, motor graders, passenger vehicles, passenger buses, heavy dump trucks, hoppers, scales, lathes, forging hammers, presses, grinding, milling and boring machines, boilers, electrical substations, office equipment, business machines, portable communication equipment, laboratory equipment and multiple buildings.  The machinery was manufactured between 1950 and the present. The buildings were built between the 1940’s and the early 1990’s.  Much of our existing equipment and buildings will need repair and refurbishing prior to being put into active operation.  We planned to use this equipment to support our nickel mining activities at the Kempirsai deposit. Given the unlikelihood that we will engage in nickel mining activities, we are investigating whether this equipment can be put to other uses to generate capital for the Company or sold.

Liquidity and Capital Resources

Our deposits have not yet entered the development stage and we have no production.  We have realized only limited revenue from our Kempirsai and Mamyt deposits and have very little ability to generate revenue.  We do not expect this to change until we build and begin operating a nickel ore processing plant. Since inception, our capital resources have consisted of funds we have borrowed from related and non-related parties, the sale of our equity securities and funds received from the sale of Kaznickel.  As of September 30, 2010 we had cash on hand of $11,503 compared to cash on hand of $524,619 at December 31, 2009.  Since inception we have an accumulated deficit of $31,543,705.  We realized a shareholder deficit of $448,412 at September 30, 2010 and our current liabilities exceeded our current assets by $1,934,178.

We need more than $31 million in additional funding to satisfy the outstanding annual work program obligations to invest up to $26.5 million in 2010 and the meet the outstanding obligations we did not satisfy in 2009 ($4.3 million) associated with our Kempirsai deposit. We also need $1.4 million to satisfy the 2010 work program requirements associated with our Mamyt deposit if we are successful in negotiations to reduce the 2009 annual work program to the level that was actually spent in 2009.  Given our current financial condition, coupled with world economic conditions, the current state of the equity and credit markets and the current and projected world supply of nickel and nickel prices, we do not anticipate being able to obtain funding in this amount in the near future.

Even if we were able to obtain such funding prior to the end of the year, which we do not anticipate, we would not be able to complete more than $31 million in construction and development works before the end of the year.  As noted above, in September 2010 we received a notice from the MINT notifying us that if we did not satisfy our work program obligations for the first six months of 2010 within one month, the MINT would be entitled to unilaterally terminate our licenses.  To date we have not been notified by the MINT that it has taken any action to terminate our licenses, although we assume that because we could not meet the request by the MINT to invest such funds within one month, that the MINT could now unilaterally terminate our licenses at any time. We anticipate that unless we are able to renegotiate the terms of our subsoil use contracts with the MINT, which it is under no obligation to do, the MINT will seek to terminate our subsoil use contracts.

In the event the MINT terminates our subsoil use contracts, we will be required to complete remediation works at the Kempirsai and Mamyt deposits.  We estimate the current cost of such works to be approximately $985,000.  We do not have the funds to satisfy this obligation.  Without our subsoil use contracts, there would be little chance that we could raise funds to meet this obligation.  Therefore, we expect we would be forced to liquidate whatever assets we can in order to satisfy this obligation.

We owe past due salaries to our employees, which are accrued in our financial statements.  In September the State Labor Inspector of the Ministry of Labor and Social Protection of the Population of the Republic of Kazakhstan issued a Decree demanding KKM pay past due salaries to its employees totaling approximately $135,000 by November 10, 2010 and imposing a fine of approximately $1,130.  KKM did not have the funds to pay the past due salaries by November 10, 2010, nor the fine.  We anticipate the State Labor Inspector will commence legal proceedings against KKM to recover the past due amounts owed to employees.  Among the remedies available to the State Labor Inspector to obtain payment of past due salaries would be the issuance of an order to local law enforcement officials to seize and liquidate KKM assets.

In addition to the foregoing, at September 30, 2010 we have notes payable to GRK and Asia Invest, our consortium partners, in the amount of $2,031,981 and accounts payable of $354,686.  Our accounts payable include past due salaries to employees, fees owed to legal counsel and our independent registered public accounting firm.

We continue to seek for a large capital infusion to provide us the capital needed to meet our current and future annual work program obligations.  We are also investigating opportunities to undertake a smaller short-term debt or equity placement to provide us sufficient funds to satisfy our most urgent capital needs, such as the payment of past due salaries to KKM employees and the satisfaction of certain other accounts payable to provide us additional time to try to renegotiate and extend the term of our subsoil use contracts.  If we are successful in renegotiating the terms of these contracts, this smaller capital raise would be used to meet our most urgent capital needs and to allow us additional time to seek a much larger funding source.   There is no guarantee we will be successful in renegotiating the terms of our subsoil use contracts or that we will be successful in obtaining debt or equity funding in any amount.  As noted above, if we are unsuccessful in these endeavors, it is likely that we will lose our subsoil use contracts and that we will have insufficient funding to continue operations.

The foregoing factors raise substantial doubt about our ability to continue as a going concern.

Cash Flow

During the nine months ended September 30, 2010 and 2009 cash was used to fund operations as follows:

For the Nine Months Ended September 30,	2010	2009

Net cash from operating activities	$(747,674)	$(698,707)
Net cash from investing activities	222,637	623,868
Net cash from financing activities	–	–
Effect of exchange rate changes on cash	1,921	(3,428)
NET (DECREASE) / INCREASE IN CASH	$(523,116)	$(78,267)

During the nine months ended September 30, 2010 net cash used in operating activities was $747,674 compared to net cash used in operating activities of $698,707 during the nine months ended September 30, 2009. This increase in net cash used in operating activities primarily occurred due to increased accretion expense on our asset retirement obligation.

During the nine months ended September 30, 2010 net cash received from investing activities was $222,637, which was received from the following:

•	the sale of one kilometer of obsolete railroad bed (rails and ties or wooden sleepers) related to the Mamyt railroad for $65,557,
•	the sale of some automobiles and an automotive-type crane for $71,794,
•	the rental of railway siding for $18,711, and
•	railway siding services and other services for the sum $66,575.

By comparison, during the nine months ended September 30, 2009 we received net cash from investing activities of $623,868 which mainly represented an advance payment received in connection with sale of Kaznickel.

During the nine months ended September 30, 2010 and 2009 we did not receive any cash from financing activities.

Summary of Material Contractual Commitments

The following table lists our significant commitments as of September 30, 2010:

		Payments due by Fiscal Year
Contractual Commitments	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
KKM’s work programs (1) (2)	$123,400,000	$32,500,000	$78,500,000	$4,400,000	$8,000,000
Operating leases	22,200	22,200	-0-	-0-	-0-
Total	$123,422,200	$32,522,200	$78,500,000	$4,400,000	$8,000,000

(1)
The current terms of the Kempirsai contract require KKM to invest $135 million to be applied to its mining and ore processing technology during the period 2006-2020 (or around $123.4 million for the remaining period). Also, the estimates include $985,000 for remediation work, including the removal of all equipment and to remediate the property.  This remediation work can be done during the term of the subsoil use contract or upon completion of the terms of the contract. If the licenses are terminated, the remediation work must be completed upon termination.

(2)
In March 2008 KKM entered into a preliminary consortium agreement with two Kazakhstani companies, GRK Koitas LLP (“GRK”) and Asia-Invest Corporation LLP (“AI”), who also have exploration and production licenses near the Company’s Kempirsai deposit in northwestern Kazakhstan.  Under the preliminary consortium agreement, which was amended in November 2009, the parties are obliged to jointly contribute approximately $9.2 million for financing the construction of the processing plant. Of this amount, KKM is obligated to contribute approximately $4.6 million. Contributions made by the parties into the consortium are accounted for in the annual work programs of these parties. As of September 30, 2010 contributions of GRK equal KZT 181 million ($1,225,489) and contributions of AI equal KZT 119 million ($806,492), which were to be used for construction of a processing plant.

Off-Balance Sheet Financing Arrangements

As of September 30, 2010 we had no off-balance sheet financing arrangements.

Results of Operations

Three months ended September 30, 2010 compared to the three months ended September 30, 2009

Revenue

Because our deposits are without known reserves, we are considered to be in the exploration stage.  Any revenue earned during this stage from the sale of ore or brown coal is recorded against exploratory costs. We did not have any sales during the three months ended September 30, 2010 and 2009.

General and Administrative Expenses

Our general and administrative expenses during the three months ended September 30, 2010 decreased to $463,765 from $646,368 during the third quarter 2009. This $182,603 decrease in general and administrative expenses was primarily the result of lower payroll expenses and related taxes by approximately $128,780 in the third quarter 2010 due to staff reductions, decreases in rent expense of $17,857 due to a reduction in rented premises and the reduction of other administrative expenses by $35,966 resulting from the reduced scope of our activities due to our financial difficulties.

Research and Development Costs

We engaged in no research and development activities during the third quarter 2010 or 2009.

Exploratory Costs

During the three months ended September 30, 2010 and 2009 we did not extract any ore or coal. The exploration costs incurred during these periods mainly represent geologists’ and other specialists’ salaries, other costs in preparation for future exploratory activities and some Kempirsai mining asset maintenance expenses.

Accretion Expense

Accretion expense increased by $21,363 to $34,113 during the three months ended September 30, 2010 compared to the same period of 2009 due to the revision of asset retirement obligations made at the end of 2009.  Until we engage in mining and production, we believe accretion expense will continue at rates consistent with those realized during the quarter ended September 30, 2010.

Grant Compensation Expense

During the three months ended September 30, 2010 we recognized no grant compensation expense for restricted stock grants compared to $72,416 for the three months ended September 30, 2009. The reduction in grant compensation expense occurred due to vesting of certain stock grants in 2009 and the reversal of unvested shares granted to our former Chief Financial Officer which were expected to vest in 2011. The reversal was made at the end of 2009 due to the resignation of our former Chief Financial Officer, which became effective on April 30, 2010.

Total Operating Expenses and Loss from Operations

Our total operating expenses and loss from operations decreased from $751,545 during the three months ended September 30, 2009 to $500,200, during three months ended September 30, 2010.  The principal reasons for the decrease are a decrease in general and administrative expense of $182,603 due to the reduced scope of our activities and lower grant compensation expense due to vesting or reversal of the shares granted.

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

Exchange Gain/Loss

As discussed above, we recognize exchange gain or loss as a result of having subsidiaries operating in foreign countries whose functional currency is not the U.S. dollar.  This requires us to translate results of operations from a foreign currency, in this case Kazakh tenge, to U.S. dollars at the average exchange rate, where results of operations include exchange gains or losses on the U.S. dollar monetary assets and liabilities. During the quarter ended September 30, 2010 we realized an exchange gain of $4,318 compared to an exchange loss of $78,990 during the quarter ended September 30, 2009 because during the third quarter 2010 the Kazakh tenge/U.S. dollar exchange rate strengthened from 146.98 Kazakh tenge/U.S. dollar to 147.47 Kazakh tenge/U.S. dollar while during the third quarter 2009 the exchange rate was changed inversely from 151.08 Kazakh tenge/U.S. dollar to 150.41 Kazakh tenge/U.S. dollar.

Net Loss

For the foregoing reasons, during the three months ended September 30, 2010 we experienced a net loss of $469,660 compared to a net loss of $812,234 during the three months ended September 30, 2009. We anticipate we will continue to experience net losses in upcoming quarters, but given the current uncertainty associated with our licenses and our financial condition we cannot predict the size or nature of those losses at this time.

Nine months ended September 30, 2010 compared to the nine months ended September 30, 2009

Revenue

We did not have any sales during the nine months ended September 30, 2010 while during the nine months 2009 we realized $311 from incidental sales of brown coal.

General and Administrative Expenses

Our general and administrative expenses during the nine months ended September 30, 2010 decreased to $1,498,177 from $1,942,162 during the nine months ended September 30, 2009. This $443,985 decrease in general and administrative expenses was primarily the result of lower payroll expenses and related taxes by approximately $187,605 during the nine months ended September 30, 2010 due to staff reductions, decreases in rent expense of $53,883 due to reduction of rent fees and rented premises and the reduction of other administrative expenses by $138,482 resulting from the reduced scope of our operations due to our financial difficulties.

Research and Development Costs

We engaged in no research and development activities during the nine months 2010 and 2009.

Exploratory Costs

During the nine months ended September 30, 2010 and 2009 we did not extract any ore or coal. The exploration costs incurred during these periods mainly represent geologists’ and other specialists’ salaries, other costs in preparation for future exploratory activities and some Kempirsai mining asset maintenance expenses.

Accretion Expense

Accretion expense increased by $63,829 to $103,182 during the nine months ended September 30, 2010 compared to the same period of 2009 due to the revision of asset retirement obligations made at the end of 2009.  Until we engage in mining and production, we believe accretion expense will continue at rates consistent with those realized during the nine months ended September 30, 2010.

Grant Compensation Expense

During the nine months ended September 30, 2010 we recognized $6,390 in grant compensation expense for restricted stock grants compared to $310,044 for the nine months ended September 30, 2009. As discussed above, the reduction in grant compensation expense occurred due to vesting of certain stock grants in 2009 and the reversal of unvested shares granted to our former Chief Financial Officer which was made at the end of 2009 due to his resignation.

Total Operating Expenses and Loss from Operations

Our total operating expenses and loss from operations decreased from $2,328,175 during the nine months ended September 30, 2009 to $1,672,878 during nine months ended September 30, 2010.  The principal reasons for the decrease are a decrease in general and administrative expense of $443,985 due to the reduced scope of the Company’s operations and lower grant compensation expense due to due to vesting and reversal of the shares granted.

Interest Income

During the nine months ended September 30, 2010 we realized interest of $1,282 on deposits. By comparison, during the nine months ended September 30, 2009 we realized interest of $75,077 on deposits and on the note receivable from a related party.

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

During the nine months ended September 30, 2010 we realized an exchange gain of $162,300  compared to an exchange loss of $2,789,825 during the nine ended September 30, 2009.  During the nine months ended September 30, 2010 the Kazakh tenge/U.S. dollar exchange rate weakened from 148.46 Kazakh tenge/U.S. dollar to 147.47 Kazakh tenge/U.S. dollar while during the third quarter 2009 the exchange rate was changed inversely from 120.79 Kazakh tenge/U.S. dollar to 150.41 Kazakh tenge/U.S. dollar. On February 4, 2009 Kazakhstan’s National Bank dramatically devalued the Kazakh tenge, the local currency, from a range of 117-123 Kazakh tenge/U.S. dollar to 145-155 Kazakh tenge/U.S. dollar, citing the decline in oil price (oil comprises 60% of Kazakh exports), currency devaluations in Kazakhstan’s neighbors, particularly Russia, and the fledgling state of the domestic banking sector. This currency devaluation was the main cause of the exchange loss recognized by us during the nine months ended September 30, 2009.

Net Loss

For the foregoing reasons, during the nine months ended September 30, 2010 we experienced a net loss of $1,314,403 compared to a net loss of $4,744,581 during the nine months ended September 30, 2009. We anticipate we will continue to experience net losses in upcoming quarters, but given the current uncertainty associated with our licenses and our financial condition we cannot predict the size or nature of those losses at this time.

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

Item 3. Qualitative and Quantitative Disclosures about Market Risk

We are a smaller reporting company, as defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934, and accordingly we are not required to provide the information required by this Item.

Item 4T.  Controls and Procedures

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

As of September 30, 2010 we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.  Based upon this assessment, we determined that there is a material weakness affecting our internal control over financial reporting.

The matter involving internal controls and procedures that our management considers to be material weaknesses under COSO and SEC rules is: with the resignation of our Chief Financial Officer at the end of our first fiscal quarter 2010 and the appointment of our Chief Executive Officer to also serve as our interim Chief Financial Officer until a suitable replacement can be retained, management believes there is inadequate segregation of duties consistent with control objectives.  This potential material weakness was identified by our interim Chief Financial Officer in connection with the preparation of our financial statements as of September 30, 2010, who communicated the matter to our board of directors.

Since the current operations of the Company are limited due to lack of funds and searching for additional financing, management believes this material weakness did not have an effect on our current financial results. However, if the lack of segregation of duties created by the Company relying on its Chief Executive Officer to also serve as its interim Chief Financial Officer were to continue for an extended period of time, management believes this could impact our financial statements in the future.

Management’s Remediation Initiatives

We are committed to meeting the standards under COSO.  To date, we have not retained a replacement Chief Financial Officer because the current financial difficulties confronting the Company are such that we have not had funds available to retain a replacement.  We intend to retain a new Chief Financial Officer as soon as finances permit.  With the retention of a new Chief Financial Officer, we will once again be able to segregate the duties of the Chief Executive Officer and Chief Financial Officer, which management believes will resolve the material weakness.

Changes in Internal Control Over Financial Reporting

Management of the Company believes there is inadequate segregation of duties consistent with control objectives due to the resignation of our Chief Financial Officer at the end of first fiscal quarter 2010 and the appointment of our Chief Executive Officer to also serve as our interim Chief Financial Officer until a suitable replacement can be retained.  This potential material weakness was identified by our interim Chief Financial Officer in connection with the preparation of our financial statements as of September 30, 2010, who communicated the matter to our board of directors.

Since our current operations are limited due to lack of funds and searching for additional financing and the quarterly reporting process requires preparation of condensed consolidated financial statements only, some of the interim Chief Financial Officer’s functions in preparing the condensed consolidated financial statements were delegated to a Company  accountant responsible for consolidation while our Chief Executive Officer (who also serves as our interim Chief Financial Officer) was responsible for review of the condensed consolidated financial statements in order to achieve a certain level of segregation of duties in the financial reporting process.  Therefore, management believes this material weakness did not have an effect on our current financial results. However, were the lack of segregation of duties created by the Company relying on a single individual to serve as its Chief Executive Officer and interim Chief Financial Officer to continue for an extended period of time, management believes this could impact our financial statements in the future.

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings

KKM owes past due salaries to its employees.  In September the State Labor Inspector of the Ministry of Labor and Social Protection of the Population of the Republic of Kazakhstan issued a Decree demanding KKM pay past due salaries to KKM employees totaling approximately $135,000 by November 10, 2010 and imposing a fine of approximately $1,130.  KKM did not have the funds to pay the past due salaries by November 10, 2010, nor the fine.  While we have not received any indication of the intent of the State Labor Inspector, we expect the State Labor Inspector will commence legal proceedings against KKM to recover the past due amounts owed to employees unless such amounts are paid in the very near future.  We currently do not have the funds to pay this amount.   If the State Labor Inspector were to take legal action against KKM, among the remedies available to it to obtain payment of past due salaries would be the issuance of an order to local law enforcement officials to seize and liquidate KKM assets.

Item 1A.  Risk Factors

We are a smaller reporting company, as defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934, and accordingly we are not required to provide the information required by this Item.

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

BEKEM METALS, INC.

Date: November 22, 2010	/s/ Serik Bazarbayev
Serik Bazarbayev Chief Executive Officer

Date: November 22, 2010	/s/ Serik Bazarbayev
Serik Bazarbayev Interim Chief Financial Officer